Form 10-Q
period 1995-03-31
VIRAGEN INC
filed 1995-05-16
CIK 353482

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number 0-10252
                       -------

                                 VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           59-2101668
- - -------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)

2343 West 76th Street, Hialeah, Florida                         33016
- - ---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


                                (305) 557-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No
                                            ---     ---

Common Stock Outstanding:

     Common Stock, $.01 par value - - 35,355,532 shares as of April 30, 1995.

                          VIRAGEN, INC. AND SUBSIDIARY
                                     INDEX


PART I - FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and nine months ended March 31, 1995 and March 31, 1994 include the accounts of the Registrants and its subsidiary.

Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1995 and March 31, 1994.

         2) Consolidated Condensed Balance Sheets as of March 31, 1995 and June 30, 1994.

         3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1995 and March 31, 1994.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements

                         VIRAGEN, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                   Three Months Ended         Nine Months Ended
                                       March 31,                  March 31,
                                    1995        1994          1995        1994
INCOME
  Revenues                      $  121,550  $  271,325   $   454,902  $  354,050
  Interest and
    other income                    46,019      31,937        89,400      58,428
                                ----------  ----------   -----------  ----------
                                   167,569     303,262       544,302     412,478

COSTS AND EXPENSES
  Cost of goods sold                69,493     101,398       268,566     144,178
  Depreciation and
    amortization                    30,168      11,887        60,503      35,371
  Research and
    development cost               236,194      32,615       342,738      34,743
  Selling, general
    and administrative
    expenses                       416,500     295,870     1,132,859     854,396
  Interest expense                  22,490      19,799        70,884      60,968
                                ----------  ----------   -----------  ----------
                                   774,845     461,569     1,875,550   1,129,656
                                ----------  ----------   -----------  ----------
   NET LOSS                       (607,276)   (158,307)   (1,331,248)   (717,178)

  Deduct required
   dividends on
   convertible
   preferred stock                     863         933         2,588       2,799
                                ----------  ----------   -----------  ----------

   LOSS ATTRIBUTABLE TO
    COMMON STOCK                $ (608,139) $ (159,240)  $(1,333,836) $ (719,977)
                                ==========  ==========   ===========  ==========

LOSS PER COMMON SHARE,
  after deduction for
  required dividends on
  convertible preferred
  stock                         $     (.02) $    (0.01)  $      (.04) $    (0.04)
                                ==========  ==========   ===========  ==========
Weighted average
  shares outstanding            35,355,532  19,411,576    30,637,957  18,559,724
                                ==========  ==========   ===========  ==========

See Notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (UNAUDITED)


                                             March 31,      June 30,
                                               1995         1994 (A)
                                             --------       --------
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $2,548,646     $  879,926
  Accounts receivable, less
   allowance of $40,000 at
   March 31, 1995 and $15,000
   at June 30, 1994                             68,515         22,785
  Subscriptions receivable from
   private placement                                          102,500
  Inventory                                    579,328        766,471
  Prepaid expenses                              75,673         36,189
  Other current assets                           8,932          9,653
                                            ----------     ----------
   TOTAL CURRENT ASSETS                      3,281,094      1,817,524

INVENTORY                                      500,000

NOTES RECEIVABLE
  less allowance of $15,600
  at March 31, 1995 and
  $5,600 at June 30, 1994                       90,672         74,189

PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements            1,184,629      1,170,855
  Equipment and furniture                    1,269,285      1,049,072
                                            ----------     ----------
                                             2,453,914      2,219,927

  Less accumulated depreciation             (1,475,671)    (1,377,454)
                                            ----------     ----------
                                               978,243        842,473

DEPOSITS AND OTHER ASSETS                        9,021         10,308
                                            ----------     ----------
                                            $4,859,030     $2,744,494
                                            ==========     ==========

                          VIRAGEN, INC. AND SUBSIDIARY

                                             March 31,      June 30,
                                               1995         1994 (A)
                                             --------       --------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   161,950    $   420,049
  Current portion of amounts
   payable to Medicore, Inc.                    31,592         52,153
  Accrued expenses and other
   liabilities                                 168,167        520,723
  Current portion of notes payable              30,000         30,000
                                           -----------    -----------
    TOTAL CURRENT LIABILITIES                  391,709      1,022,925

CONVERTIBLE DEBENTURES PAYABLE                                200,000

MORTGAGE NOTE PAYABLE
 less current portion                          460,939        483,439

AMOUNTS PAYABLE TO MEDICORE, INC.
 less current portion                          476,435        492,537

STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative
  preferred stock, $1.00 par value.
  Authorized 375,000 shares; issued
  and outstanding 3,450 shares.
  Liquidation preference value:
  $10 per share, aggregating
  $34,500 at March 31, 1995
  and June 30, 1994                              3,450          3,450
Common stock, $.01 par value.
  Authorized 50,000,000 shares;
  issued and outstanding 20,218,197
  at June 30, 1994 and 35,355,532
  shares at March 31, 1995.                    353,555        202,182
Capital in excess of par value              17,989,202     12,698,723
Common Stock subscribed                                     1,126,250
Retained earnings (deficit)                (14,490,010)   (13,158,762)
Notes due from officers                       (326,250)      (326,250)
                                           -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                3,529,947        545,593
                                           -----------    -----------
                                           $ 4,859,030    $ 2,744,494
                                           ===========    ===========

(A) Reference is made to the Company's Annual Report on Form 10K for the year ended June 30, 1994 filed with the Securities and Exchange Commission

See notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                    March 31,
                                               1995           1994
                                            -----------   ------------
OPERATING ACTIVITIES:
 Net Loss                                  $(1,331,248)   $  (717,178)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                 98,217         35,371
  Stock Options granted to directors                           27,500
  Net gain in sale of fixed assets                            (11,392)
  Bad debt expense                              35,000
  Increase (decrease) relating to
   operating activities from:
    Escrow Account                                             62,752
    Accounts receivable                        (70,730)       (79,923)
    Note receivables                           (26,483)
    Inventories                               (312,857)      (585,231)
    Prepaid expenses and other
     current assets                            (38,763)       (46,269)
    Deferred expenses and other assets           1,287         (2,375)
    Accounts payable                          (258,099)        56,520
    Accounts payable to Medicore, Inc.         (20,561)       (27,926)
    Accrued expenses and other liabilities    (352,556)       175,390
                                           -----------    -----------
      Net cash used in operating activities (2,276,793)    (1,112,761)

INVESTING ACTIVITIES:
 Proceeds from sale of equipment                               45,992
 Additions to property, plant and
  equipment, net of minor disposals           (233,987)       (34,627)
                                           -----------    -----------
  Net cash provided by (used in)
   investing activities                       (233,987)        11,365
                                           -----------    -----------

FINANCING ACTIVITIES:
 Proceeds from sale of common stock
  net of related expenses                    4,232,705        400,000
 Proceeds from issuance of
  convertable debentures                                      200,000
 Advances from Medicore                         74,034
 Sale\repurchase of warrants                   (14,604)        20,000
 Payments on long-term debt                    (38,602)       (25,000)
 Payments to Medicore                                         (98,636)
                                           -----------    -----------
  Net cash provided by in financing
   activities                                4,179,499        570,398
                                           -----------    -----------
 Increase (decrease) in cash and
  cash equivalents                                           (530,998)
 Cash and cash equivalents                   1,688,720
  at beginning of period                       879,926        579,906
                                           -----------    -----------
 Cash and cash equivalents
  at end of period                         $ 2,548,646    $    48,908
                                           ===========    ===========

Supplemental Cash Flow Information:  1995

Issuance of Common Stock for Convertible Debentures $200,000

See notes to consolidated condensed financial statements.

VIRAGEN, INC. AND SUBSIDIARY

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation: Viragen, Inc. and subsidiary have been engaged in the research, development and manufacture of certain immunological products for prospective commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiary, Vira-Tech, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year-End: Effective January 1, 1993, the Company changed its year-end from December 31st to June 30th.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market.

The ultimate realization of the interferon inventory is dependent upon future events, such as the success of the Company's intrastate marketing program. A portion of the inventory has been classified as non-current at March 31, 1995 based on sales projections by the Company. Inventory is comprised of the following:

                               March 31,      June 30,
                                 1994           1994
                             ------------    -----------
      Supplies              $                 $   5,000
      Work in Process           252,604          99,864
      Finished goods            826,724         661,607
                            -----------       ---------
      Less                    1,079,328         766,471


     Non - Current Portion      500,000
                            -----------       ---------
                            $   579,328       $ 766,471
                            ===========       =========

Less: Non - Current Portion

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes.

Accounting Change: Effective in January 1, 1993, the Company changed its method of accounting for income taxes and implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This change had no effect on results of operations or financial position as presented in the accompanying financial statements.

VIRAGEN, INC. AND SUBSIDIARY

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share: Loss per share has been computed based on the weighted average number of shares outstanding during each period. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted loss per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheets for cash and cash equivalents approximate their fair values.

NOTE B--INTERIM ADJUSTMENTS

The financial summaries for the three months ended and nine months ended March 31, 1995 and March 31, 1994 are unaudited and include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods. Operating results for the three months ended and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1994.

NOTE C--CAPITAL STOCK

In August 1994, the Company concluded a Private Placement of its common stock with the issuance of 8,919,000 shares at $.40 per share. At June 30, 1994, 2,534,375 shares had been recorded as subscribed. In connection with this offering, the Company issued 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $.40 per share for a period of five years from date of issuance. Subscriptions receivable of $102,500 at June 30, 1994 related to this private placement and were received on July 16, 1994.

During fiscal 1994, Cytoferon Corporation purchased 1,333,333 shares of common stock at $.30 per share under the terms of an Additional Stock Purchase Agreement.

VIRAGEN, INC. AND SUBSIDIARY

NOTE C--CAPITAL STOCK

Also during that period, the Company entered into stock purchase and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares were subject to certain performance criteria. During the second quarter of fiscal 1994 the option related performance criteria were met and the remaining 1,125,000 options became exercisable. During the year ended June 30, 1994, $117,000 was charged to operations upon the issuance of the officer and director options.

In November, 1994, the Company commenced a second Private Placement solely to accredited investors to raise, through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667. The net proceeds of this offering of approximately $1,980,000 are intended to be utilized for the establishment of a research and manufacturing facility in Europe during fiscal 1995 and for general working capital purposes. Subject to receipt of additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trails and seek the necessary approvals for the sale of its Alpha Leukoferon(TM)product in Europe.

In April 1994, an officer purchased 750,000 shares of common stock at $.30 per share, in accordance with the provisions of his employment agreement. The amount due from the officer of $225,000 was offset by certain compensation due to the officer of $7,500. Consequently, a note receivable of $217,500 for the net balance and compensation expense of $7,500 were recorded.

In June 1994, two directors and an affiliate each purchased 125,000 shares of common stock at $.30 per share. The aggregate amounts due from the parties of $37,500 each was offset by compensation due. Consequently, a note receivable of $36,250 and compensation expense of $3,750 was recorded for each purchase.

These notes, relating to the purchase of common stock by officers and an affiliate, total $326,250 and are classified as Notes due from officers in the Stockholder's Equity section at March 31, 1995 and June 30, 1994.

The Company had outstanding 1,190,875 class A common stock purchase warrants exercisable at $1.63 per share, 600,000 class B common stock purchase warrants exercisable at $2.93 per share and 3,029,270 class C common stock purchase warrants exercisable at $2.08 per share. These warrants expired on their terms March 31, 1995 with no options being exercised.

VIRAGEN, INC. AND SUBSIDIARY

NOTE C--CAPITAL STOCK

There are 3,450 shares of 10% Cumulative, Convertible Series A preferred stock of the Company outstanding at March 31, 1995 and June 30, 1994. Each share of preferred stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock.

In 1994 and 1992, 250 shares and 10,000 shares of the convertible 10% series A cumulative preferred stock were converted into 1,065 and 42,600 shares respectively, of the Company's common stock.

Shares of the Company's common stock reserved at March 31, 1995 for possible future issuance are as follows:

           Warrants - former consultants             480,340
           Convertible preferred stock                14,697
           Employee option plans                   1,485,000
           Directors options                         650,000
           Warrants - private placement              765,650
                                                  ----------
                                                   3,395,687
                                                  ==========

In October 1994, the $200,000 of Convertible Debentures outstanding at December 31 and June 30, 1994 were converted into 666,668 shares of common stock.

NOTE D--INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes and implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 changes the method of accounting for income taxes from the deferred to the liability method.

Under the liability method, deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax bases of assets. Under the deferred method, deferred income taxes are recognized using the tax rates in effect when the tax is first recorded and are not adjusted for subsequent changes in tax rates until paid or recovered.

NOTE E--TRANSACTIONS WITH OTHER RELATED PARTIES

In November, 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures, at the holders option were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October, 1994, these debentures were converted into 666,668 shares of common stock. These shares are held by Fundamental Growth Partners, Ltd., Fundamental Associates, Ltd., Hedge Fund Partners, Ltd. and Fundamental Resources, Ltd., which are investment funds managed by William B. Saeger, a director of the Company.

VIRAGEN, INC. AND SUBSIDIARY

NOTE E--TRANSACTIONS WITH OTHER RELATED PARTIES

In December 1993, the Company issued 260,130 shares of common stock to a stockholder and former director in payment of a 10% convertible promissory note in the amount of $66,600 and related accrued interest of $11,439. At June 30, 1994, the Company had outstanding a note payable in the amount of $25,000 to this stockholder. The note with related interest was repaid in July 1994.

During the fourth quarter of fiscal 1994, the Company made a series of short-term borrowings from Cytoferon represented by notes payable bearing interest at 10%. At June 30, 1994 such notes totaled $60,000 and were repaid in July 1994.

NOTE F--AGREEMENT FOR SALE OF STOCK

On February 5, 1993, the Company entered into a Stock Agreement with Cytoferon to purchase up to 11,640,000 shares of the Company's common stock for consideration of $1,500,000 ("Maximum Investment"). By May 31, 1993, the expiration of the investment period, the Company had received the Minimum Purchase under the terms of the stock agreement, $1,000,000, in exchange for 6,000,000 shares of common stock at $.167 per share. This price reflects the receipt, by Cytoferon, of a 20% bonus of common stock due upon having reached the Minimum Purchase.

On November 19, 1993, the Company entered into an Additional Stock Purchase Agreement under which terms Cytoferon purchased an additional 1,333,333 common shares at $.30 per share.

The funds invested enabled the Company to reinitiate production of its interferon product, Alpha Leukoferon(TM), and to reinitiate the distribution of the product through physicians specializing in the treatment of multiple sclerosis and HIV/AIDS patients residing in the state of Florida.

Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced pro-rata. The MMS Agreement also provided a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the Company to pay Cytoferon 50% of any fees for foreign licensing, franchising and transfer of technology plus a 20% royalty on any revenues the Company may receive from foreign agreements resulting from Cytoferon's efforts.

VIRAGEN, INC. AND SUBSIDIARY

NOTE F--AGREEMENT FOR SALE OF STOCK

All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the nine month periods ended March 31, 1995 and 1994, the Company incurred management fees and sales commission expenses of $140,000, and $120,133, and $12,067 for 1995 and $13,272 for 1994,
respectively.

In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believed it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that could arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totaled approximately $607,000 and $1,334,000 for the three months ended and nine months ended March 31, 1995 and $1,083,000, $313,000 and $271,000 (unaudited)
for the year ended June 30, 1994, and the six month periods ended June 30, 1993 and 1992, respectively. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital totaled approximately $2,889,000 at March 31, 1995, an increase of $2,094,000 over the year end balance. This increase was attributable to the receipt during the first quarter of approximately $2,275,000, representing the proceeds, net of expenses, of the Company's $3.5 million Private Placement Offering completed in August 1994 and net proceeds of approximately 1,980,000 from the Company's second Private Placement completed as of December 31, 1994 such financings being offset to a large extent by the classification of $500,000 of inventory to non-current based on revised sales projections and operational losses. See Results of Operations, below. Approximately $911,000 in proceeds of the offering completed in August, 1994, were received prior to June 30, 1994.

      Certain components of working capital changed significantly between the June 30, 1994 and March 31, 1995 periods, reflecting the recommencement and scale-up of manufacturing operations in 1993. total inventory balances increased from approximately $766,000 at June 30, 1994 to approximately $1,079,000 at March 31, 1995 inclusive of $500,000 classified as noncurrent based on revised sales projections.

      On February 5, 1993 the Company entered into the Stock Agreement with Cytoferon, pursuant to which Cytoferon had the right to purchase up to 11,640,000 shares of the Company's common stock, $.01 par value, which would have constituted approximately 49.5% of the then to-be-outstanding common stock of the Company. Within the terms of the contract period, which ended May 31, 1993, Cytoferon invested $1,000,000 in the Company in exchange for 6,000,000 shares of common stock. In November 1993, the Company negotiated and executed and Additional Stock Agreement for 1,667,000 shares of the Company's common stock. The investment threshold was subsequently met in part through the purchase of $200,000 in convertible subordinated debentures with Cytoferon being issued 1,333,333 shares.

      Using the capital invested by Cytoferon, the Company recommenced the production of its Alpha Leukoferon(TM) product ("product") in May, 1993 and began limited distribution of the product in September 1993, for the treatment of multiple sclerosis and HIV/AIDS patients residing in Florida through physicians specializing in the treatment of those diseases. The Company hopes that its product will be embraced as a standard treatment for both intermittent and progressive multiple sclerosis and further believes its Alpha Leukoferon(TM) product may be of benefit for those suffering from HIV/AIDS and related illnesses.

Currently, the company has 29 patients using its interferon product.
Completion of their course of treatment, already commenced, will require product with a cost basis of approximately $329,000. In addition, the Company has an additional 20 patients enrolled by the State of Florida for treatment under the State's 499 Program. These patients are in various stages of making the necessary financial and residency arrangements prior to the commencement of treatment and were enrolled prior to the State's moratorium on new enrollments. If, conservatively; one-half of these patients are ultimately treated with the product, this would represent an additional $130,000 in product costs. These facts, coupled with a projected number of patients who will request/require an ongoing maintenance program, indicate that the portion of the inventory carried as current is reasonable in light of information currently available, and is based upon projected product requirements of patients approved for treatment prior to the State of Florida's moratorium on new enrollment.

With regards to the non-current portion of the inventory, the Company we have requested an informal hearing with Florida HRS authorities to address the issue of the immediate lifting of the moratorium on new enrollments. Based on the best information currently available, we expect this hearing to take place prior to June 30, 1995. All preliminary information has been provided to HRS and, while there can be no absolute assurance, we reasonably expect to prevail on the issue.

Once the manufactured product is bottled, i.e., final container, it carries a two year expiration. Currently, the Company is shipping product with an expiration date of June, 1996. Accordingly, an inventory valuation adjustment stemming from product expiration is currently considered unlikely. Additionally, given the Company's industry knowledge related to human leukocyte interferon, particularly in the areas efficacy and minimal side effects, much of which information was received from the company sponsored, state sanctioned clinical trial with the University of Miami and our proprietary technology, we believe technological obsolesces for the foreseeable future, will not impact marketability of our product.

      In August 1994, the Company completed a 3.5 million Private Placement Offering ("Offering") of its common stock at $.40 per share, issuing 8,919,000 shares. In connection with this Private Placement, an Agreement was executed with Laidlaw Equities, Inc. ("Laidlaw") utilizing that firm as placement agent. The Agreement further provided for the issuance of five year common stock purchase warrants with an exercise price of $.40 per share equal to ten (10%) of the number of shares issued during the Offering. The Company agreed to file a Registration Statement within six (6) months from the closing date registering the common shares sold pursuant to the Offering. This Registration was filed on a timely basis and is currently in the review and amendment process. The Company also agreed to use its best efforts to file a Registration Statement for the related warrants within one year of the issuance of such warrants.

      The net proceeds of the August Private Placement, approximately $3,185,000, are being utilized for the acquisition of laboratory production equipment, purchase of a company-wide computer system, development of FDA study protocols, employment of additional operating and administrative personnel and working capital.

      In December, 1994, the Company completed a second Private Placement solely to accredited investors to raise, through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed at December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately 1,980,000 are intended to be utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe during fiscal 1995 and for general working capital purposes. Subject to receipt of additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Alpha-Leukoferon(TM) product in Europe. During April 1995, the Company established a 100% owned subsidiary, Viragen (Scotland) Limited, a Scottish corporation. Viragen (Scotland) Limited had no operations during the quarter ended March 31, 1995.

      Previously, the Company was being funded by Medicore, Inc. ("Medicore"), its former parent, and during 1992 received advances in the amount of $300,946 to finance its minimal operations during this period. Aggregate indebtedness due Medicore was $508,026 and $544,690 at March 31, 1995 and June 30, 1994, respectively. This indebtedness is secured by a $429,400 note and mortgage on the realty and personal property of the Company.

      While subject to significant limitations, the Company has available net tax operating loss carry forwards of approximately $10,800,000, expiring between 1995 and 2009, which may be used to offset taxable income during those periods.

      Management believes that given the continued distribution of its Product to enrolled physicians and working capital currently, on-hand, the Company will have the funds necessary to continue its current level of operations and fund current research projects at least through March 31, 1996.

RESULTS OF OPERATIONS

      For the past several years the vast majority of the Company's limited revenues have been derived from sales of the Company's interferon product, Alpha Leukoferon(TM), through Florida physicians (primarily neurologists) for the treatment of Multiple Sclerosis. Distribution of the Company's interferon product is limited to the State of Florida and is sanctioned by, and subject to, the provisions of Florida Statute 400.018. This statute permits controlled distribution of the product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. An increase in revenues under this program is dependent upon expanded clinical studies which can not be assured.

      The Company terminated production of its Alpha-Leukoferon(TM) product using existing technology on December 31, 1994 and expects to recommence production of its improved product during fiscal 1995. The Company is in the process of implementing its new proprietary production technology including the acquisition, installation and validation of new equipment. In addition, during December 1994, the Company received notification from the Florida Health and Rehabilitative Services ("HRS") to postpone enrollment of new patients under its Florida Statute 499 Investigational Study Program until such time as the Company has provided certain administrative reports to the HRS and corrected to their satisfaction certain FDA inspection related comments resulting from an FDA inspection of the Company's facility and manufacturing processes. All requested state administrative reports have been provided and the Company believes it has substantially complied with the inspection related comments. While there can be no assurance, based upon corrective actions taken by the Company, management believes that the restriction imposed on the enrollment of new patients may be lifted in whole or in part during the 1995 Calendar year.

      The Company continues to distribute its Alpha-Leukoferon(TM) product to Florida physicians enrolled in the Florida Statute 499 Investigational Study Program prior to the December 1994 notification.

      The Company will postpone enrollment of new patients under its Florida Statute 499 Investigational Study Program until such time as the Company has achieved full scale production capability and the restrictions on the enrollment of new patients by the Florida HRS is removed. Viragen believes that its new proprietary manufacturing technology will result in the production of a more highly purified, Alpha-Leukoferon(TM) product produced at a significantly lower cost. The implementation of this technology is also expected to enable the Company to substantially reduce the cost and selling price of its improved product. There can be no assurance, however, that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and product improvement anticipated by management or that product will ultimately obtain FDA approval.

Losses from operations have been incurred since inception and totaled approximately $607,276 and $1,333,836 for the three months ended and nine months ended March 31, 1995 and $1,038,000 for the year ended June 30, 1994, and $313,000 and $271,000 (unaudited for the six month periods ended June 30, 1993, and 1992, respectively.

      Sales for the quarter ended March 31, 1995 totaled $121,550 and were derived almost entirely from distribution of the Company's Alpha Leukoferon(TM) product for the clinical study treatment of multiple sclerosis. As the Company was essentially dormant prior to the receipt of investment capital (see Liquidity and Capital Resources, above) due to the then lack of working capital and depletion of its inventories in the prior year, sales of the Company's Alpha Leukoferon(TM) product essentially commenced during the second quarter of fiscal 1994. Sales for the third quarter of the prior year totaled $271,325 compared with the $121,550 during the third quarter of the current year.

      This decrease was due to the moratorium on the enrollment of new patients placed on the Company by the Florida HRS.

      In December 1994, the Company received notification from the Florida Health and Rehabilitative Services to postpone enrollment of new patients under its 499 Program until such time as the Company has provided certain administrative reports to the HRS and satisfied certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. On March 17, 1995, the Company received further notice from HRS requesting that Viragen demonstrate that its production technology complies with FDA promulgated cGMP and for the Company to continue the postponement of the enrollment of new patients under the 400 Program until the Company has demonstrated such compliance. The Company is continuing to provide its Products to patients currently receiving treatment or enrolled in the Company's 499 Program consistent with existing treatment protocols and reporting procedures established for the 499 Program. The company believes it has since obtained substantial compliance with cGMP requirements and have requested a hearing from the HRS for purposes of substantiating its compliance, which hearing is expected to be held prior to June 30, 1995. Management believes that the postponement of enrollment of new patients will limit the revenues that it would currently be eligible to receive under the 499 Program and concomitantly will also limit nominal marketing efforts previously undertaken by Viragen within the medical community. However, such postponement will not affect the undertaking of clinical trials and the approval process fro the Company's Product following submission to the FDA and EU, which submission will represent the focus of the Company's effort at he present time.

      Cost of sales as a percentage of sales revenues totaled 57% and 59%, respectively, for the three months ended and nine months ended March 31, 1995, a significant increase from the 37% and 41% from the comparable periods of the proceeding year. This increase may be expected to continue through the balance of calendar 1995 due to a significant (44%) drop in the selling price of the Company's product. This sharp price reduction reflects the Company's efforts to make the product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment. However, the Company anticipates implementation during fiscal 1995 of improved manufacturing techniques which are expected to significantly reduce its costs of production. While the actual production cost savings can not yet be accurately quantified, it is believed, but not assured, that such savings will at least yield savings sufficient to recoup the gross profit margins lost through the price reduction.

      Research and development costs increased significantly over the prior year reflecting the lack of research capital during the preceding year. The Company's research efforts are focused primarily on improved production techniques for the Company's Alpha Leukoferon(TM) product. These costs are expected to continue to increase over future periods as the Company continues to seek improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies.

      The sharp increase in selling general and administrative expenses for the comparative three month periods and nine month periods reflect the overall increase in the level of production activities prior to the suspension of production activities December 31, 1994 and research activities including the addition of administrative personnel with related benefit costs. During the bulk of the comparable periods of the proceeding year, the Company was essentially dormant with limited distribution of the Company's product not commencing until September, 1993. Included in those components, which increased as a direct result of the recommencement of sales, were fees relating to product liabilities insurance coverage, sales commissions and royalty fees.

      The increase in interest expense resulted from the increase in the bank prime rate between the periods. The Company has two mortgages on its production facility, both of which are tied to the prime rate.

      The Company's bank prime rate was 9% and 8.5% at March 31, 1995 and December 31, 1994, respectively.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    (11)     Statement re:  computation of per
                             share earnings

                    (27)     Financial Data Schedule (for SEC use
                             only)

            (b)     Reports on Form 8-k

                    None



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VIRAGEN, INC.




                                               By: /s/ Dennis W. Healey
                                                   ---------------------------
                                                   Dennis W. Healey, Executive
                                                   Vice President, Chief
                                                   Financial Officer



Dated:  May 15, 1995