Form 10-Q/A
period 1994-09-30
VIRAGEN INC
filed 1995-08-14
CIK 353482

                                  FORM 10-Q/A1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
Commission file number 0-10252
                       -------

                                   VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 59-2101668
-------------------------------              ------------------------------
State or other jurisdiction of              (I.R.S.Employer Identification
incorporation or organization)               No.)

2343 West 76th Street, Hialeah, Florida                 33016
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                               (305) 557-6000
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                               NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X   No
                                                            -----    -----

Common Stock Outstanding:

         Common Stock, $.01 par value - - 31,262,197 shares as of October 31, 1994.

                          VIRAGEN, INC. AND SUBSIDIARY
                                     INDEX



PART I - FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended September 30, 1994 and September 30, 1993 include the accounts of the Registrant and its subsidiary.


Item 1.  Financial Statements

                 1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1994 and September 30, 1993.

                 2) Consolidated Condensed Balance Sheets as of September 30, 1994 and June 30, 1994.

                 3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1994 and September 30, 1993.

                 4) Notes to Consolidated Condensed Financial Statements as of September 30, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                          VIRAGEN, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three Months Ended
                                                      September 30,
                                                    1994         1993
                                                    ----         ----
INCOME
  Revenues                                      $  150,178   $    39,150
  Interest and other income                         13,866         7,543
                                                ----------   -----------
                                                   164,044        46,693

COSTS AND EXPENSES
  Cost of goods sold                                89,716        23,490
  Depreciation and amortization                     15,168        11,600
  Research and development
   costs                                            50,924         2,128
  Selling, general and
   administrative expenses                         281,028       244,756
  Contract termination fee                         525,000
  Interest expense                                  25,742        18,365
                                                ----------   -----------
                                                   987,578       300,339
                                                ----------   -----------
                   NET LOSS                       (823,534)     (253,646)

Deduct required dividends on
  convertible preferred stock                          863           933
                                                ----------   -----------

         LOSS ATTRIBUTABLE TO COMMON
           STOCK                               $  (824,397)  $  (254,579)
                                               ===========   ===========

LOSS PER COMMON SHARE,
  after deduction for required
  dividends on convertible
  preferred stock                              $      (.03)  $      (.01)
                                               ===========   ===========

Weighted average shares outstanding             26,018,878    17,873,669
                                               ===========   ===========



See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                           September 30,         June 30,
                                              1994                1994 (A)
                                           ------------        -----------
                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 2,106,203        $   879,926
  Accounts receivable, less
   allowance of $15,000                         60,529             22,785
  Subscriptions receivable from
   private placement                                              102,500
  Inventory                                    982,817            766,471
  Prepaid expenses                              87,210             36,189
  Other current assets                           1,500              9,653
                                           -----------        -----------
             TOTAL CURRENT ASSETS            3,238,259          1,817,524


NOTES RECEIVABLE, less allowance
 of $5,600                                      44,866             74,189

PROPERTY, PLANT AND EQUIPMENT
 Land, building and improvements             1,171,992          1,170,855
 Equipment and furniture                     1,119,685          1,049,072
                                           -----------        -----------
                                             2,291,677          2,219,927

 Less accumulated depreciation              (1,410,193)        (1,377,454)
                                           -----------        -----------
                                               881,484            842,473

DEPOSITS AND OTHER ASSETS                        9,878             10,308

                                                                       __
                                           -----------        -----------
                                           $ 4,174,487        $ 2,744,494
                                           ===========        ===========

                          VIRAGEN, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

                                                          September 30,       June 30,
                                                              1994             1994 (A)
                                                          -------------     -----------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $    225,649    $    420,049
  Current portion of amounts
   payable to Medicore Inc.                                      35,122          52,153
  Accrued expenses and other liabilities                        316,936         520,723
  Current portion of notes payable                               30,000          30,000
                                                           ------------    ------------
           TOTAL CURRENT LIABILITIES                            607,707       1,022,925

CONVERTIBLE DEBENTURES PAYABLE                                  200,000         200,000

MORTGAGE NOTE PAYABLE, less current
  portion                                                       475,939         483,439
AMOUNTS PAYABLE TO MEDICORE, INC.
  less current portion                                          487,169         492,537

STOCKHOLDERS' EQUITY
 Convertible 10% Series A cumulative
   preferred stock, $1.00 par value.
   Authorized 375,000 shares; issued
   and outstanding 3,450 shares.
   Liquidation preference value: $10
   per share, aggregating $34,500
   at September 30, 1994 and June 30,
   1994                                                           3,450           3,450
 Common stock, $.01 par value.
   Authorized 50,000,000 shares; issued
   and outstanding 20,218,197 at June 30,
   1994 and 31,262,197 shares at
   September 30, 1994.                                          312,622         202,182
 Capital in excess of par value                              16,396,146      12,698,723
 Common stock subscribed                                                      1,126,250
 Retained earnings (deficit)                                (13,982,296)    (13,158,762)
 Notes due from officers                                       (326,250)       (326,250)
                                                           ------------    ------------
   TOTAL STOCKHOLDERS EQUITY                                  2,403,672         545,593


                                                           ------------    -------------
                                                           $  4,174,487    $  2,744,494
                                                           ============    ============

(A) Reference is made to the Company's Annual Report on Form 10K for the year ended June 30, 1994 filed with the Securities and Exchange Commission.

See notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                 September 30,
                                                             1994            1993
                                                             ----            ----
OPERATING ACTIVITIES:

Net loss                                                  $ (823,534)    $(253,646)
Adjustments to reconcile net
  loss to net cash used
  in operating activities:
   Depreciation and amortization                              33,168        21,620
   Contract termination fee paid in stock                    525,000
   Increase (decrease) relating to
    operating activities from:
     Accounts receivable                                     (37,744)      (11,638)
     Interferon inventory                                   (216,346)     (246,896)
     Inventory                                                                 539
     Prepaid expenses and other
      current assets                                         (42,868)      (72,403)
     Deferred expenses and other
      assets                                                     430        (5,000)
     Accounts payable                                       (194,400)       78,408
     Accounts payable to Medicore, Inc.                      (17,031)        7,775
     Accrued expenses and other
      liabilities                                           (189,495)       85,345
                                                          ----------     ---------
     Net cash used in operating
       activities                                           (962,820)     (395,896)

INVESTING ACTIVITIES:

  Additions to property, plant and
   equipment, net of minor disposals                         (71,751)      (26,502)
                                                          ----------     ---------
     Net cash used in investing
       activities                                            (71,751)      (26,502)
                                                          ----------     ---------

FINANCING ACTIVITIES:
  Proceeds from sale of common stock
   net of related expenses                                 2,248,716
  Payments on long-term debt                                  (7,500)       (7,500)
  Payments to Medicore                                        (5,368)      (67,084)
                                                          ----------     ----------
         Net cash provided by (used)
            in financing activities                        2,235,848       (74,584)
                                                          ----------     ---------
Increase (decrease) in cash and cash
  equivalents                                              1,201,277      (496,982)

Cash and cash equivalents
   at beginning of period                                    879,926       579,906
                                                          ----------     ---------

Cash and cash equivalents
   at end of period                                       $2,081,203     $  82,924
                                                          ==========     =========

See notes to consolidated condensed financial statements.

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Organization and Consolidated: Viragen, Inc. and subsidiary have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiary, Vira-Tech, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year-End: Effective January 1, 1993, the Company changed its year-end from December 31st to June 30th.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market. Inventory is comprised of the following.

                                                          September 30            June 30
                                                               1994                1994
                                                         ---------------     -----------------
Supplies                                                       5,000             $  5,000
Work in Process                                              156,335               99,864
Finished Goods                                               821,482              661,607
                                                            --------             --------
                                                            $982,817             $766,471
                                                            ========             ========

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

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheets for cash and cash equivalents approximate their fair values.

NOTE B--INTERIM ADJUSTMENTS

The financial summaries for the three months ended September 30, 1994 and September 30, 1993 are unaudited and include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1994.

NOTE C--CAPITAL STOCK

In August 1994, the Company concluded a Private Placement of its common stock with the issuance of 8,856,500 shares at $.40 per share. At June 30, 1994, 2,534,375 shares had been recorded as subscribed. In connection with this offering, the Company has agreed to issue 885,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $.40 per share for a period of five years from date of issuance. Subscriptions receivable of $102,500 at June 30, 1994 related to this private placement were paid on July 16, 1994.

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994

NOTE C--CAPITAL STOCK--Continued


During fiscal 1994, Cytoferon Corporation purchased 1,333,333 shares of common stock at $.30 per share under the terms of an additional stock purchase agreement. Also during that period, the Company entered into stock purchases and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares were subject to certain performance criteria. During the quarter ended September 30, 1994, the option related performance criteria were met and the remaining 1,125,000 options became exercisable. During the year ended June 30, 1994, $117,000 was charged to operations upon the issuance of the officer and director options.

In April 1994, an officer purchased 750,000 shares of common stock at $.30 per share, in accordance with the provisions of his employment agreement. $7,500, the par value of the stock, was treated as compensation expense and a note receivable was recorded on the remaining balance of $217,500. In June 1994, two officers and an affiliate each purchased 125,000 shares of common stock at $.30 per share. $3,750, the par value of the stock, was treated as compensation expense and a note receivable from each individual/entity was recorded on the remaining balance of $36,250. These notes, relating to the purchase of common stock by officers and an affiliate, total $326,250 and are classified as Notes due from officers in the Stockholders' Equity section at September 30, 1994 and June 30, 1994.

The Company has outstanding 1,190,875 Class A common stock purchase warrants exercisable into 3,274,906 shares of common stock at $1.82 per share, 600,000 Class B common stock purchase warrants exercisable into 1,800,000 shares of common stock at $3.33 per share, and 3,029,270 Class C common stock purchase warrants exercisable into 8,724,298 shares of common stock at $2.34 per share. These warrants are exercisable through March 31, 1995.

There are 3,450 shares of 10% Cumulative, Convertible Series A preferred stock of the Company outstanding at September 30 and June 30, 1994. Each share of preferred stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock.

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994

NOTE C--CAPITAL STOCK--Continued


In 1994 and 1992, 250 shares and 10,000 shares of the convertible 10% series A cumulative preferred stock were converted into 1,065 and 42,600 shares respectively, of the Company's common stock.

Shares of the Company's common stock reserved at June 30, 1994 for possible future issuance are as follows:

      Warrants (Class A, B and C)         13,799,204
      Warrants - former consultant           415,840
      Convertible preferred stock             14,697
      Option plans                         1,000,000
      Directors options                    1,525,000
      Warrants - private placement           885,650
      Convertible debentures                 666,667
                                          ----------
                                          18,307,058
                                          ==========

In October 1994, the $200,000 of Convertible Debentures outstanding at September 30 and June 30, 1994 were converted into 666,667 shares of common stock.

The Company has commenced a second Private Placement to raise through the sale of common stock at $.60 per share, up to a maximum of $3,000,000. This offering has no minimum which must be raised and is scheduled for termination on November 30, 1994 unless extended at the option of the Company until December 31, 1994. While there can be no assurance as to the successful conclusion of this Offering, the proceeds, if any, are intended to be utilized for the establishment of a research and manufacturing facility in Europe during the first half of 1995 and for working capital. Subject to receipt of the maximum proceeds of the second placement and additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trails and seek the necessary approvals for the sale of its Alpha Leukoferon(TM) product in Europe.

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994

NOTE D--INCOME TAXES


Effective January 1, 1993, the Company changed its method of accounting for income taxes and implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 changes the method of accounting for income taxes from the deferred to the liability method. Under the liability method, deferred income taxes at the end of each period are determined by applying enacted tax rates applicable, to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax bases of assets. Under the deferred method, deferred income taxes are recognized using the tax rates in effect when the tax is first recorded and are not adjusted for subsequent changes in tax rates until paid or recovered.

NOTE E--TRANSACTIONS WITH OTHER RELATED PARTIES

In November, 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures, at the holders option were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October, 1994, these debentures were converted into 666,667 shares of common stock.

In December 1993, the Company issued 260,130 shares of common stock to a stockholder and former director in payment of a 10% convertible promissory note in the amount of $66,600 and related accrued interest of $11,439. At June 30, 1994, the Company had outstanding a note payable in the amount of $25,000 to this stockholder. The note with related interest was repaid in July 1994.

During the fourth quarter 1994, the Company made a series of short-term borrowings from Cytoferon represented by notes payable bearing interest at 10%. At June 30, 1994 such notes totalled $60,000 and were repaid in July 1994.

VIRAGEN, INC. AND SUBSIDIARY

September 30, 1994


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

The funds invested enabled the Company to reinitiate production of its interferon product, Alpha Leukoferon(TM), and to reinitiate the marketing of the product through physicians specializing in the treatment of multiple sclerosis and HIV/AIDS patients residing in the state of Florida.

Under the terms of the Stock Agreement, the Company has approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appoints Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon is to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements are met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced pro-rata. The MMS
Agreement also provides a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provides for the Company to pay Cytoferon 50% fees for foreign licensing, franchising and transfer of technology plus 20% royalties the Company may receive from foreign agreements. All such fees and commissions are subject to the Company generating certain minimum sales under the MMS Agreement. For the three month periods ended September 30, 1994 and 1993, the Company incurred management fees and sales commissions expenses of $60,000 and $6,007, and $34,000 and $1,566 for 1994 and 1993, respectively.

VIRAGEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--Continued

September 30, 1994

NOTE F--AGREEMENT FOR SALE OF STOCK--Continued


In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believes that since it is probable that such additional shares would have been earned, that it is, therefore, in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that may arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement or related protocols.

The Company has recognized contract termination expenses of $525,000 in August 1994, reflecting the termination of the contractural relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of common stock. The transaction was initially approved by the Company's Board of Directors in August, 1994, subject to receipt of a fairness opinion. Said opinion was received in December, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


         The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totalled approximately $824,000 for the three months ended September 30, 1994 and $1,083,000, $313,000 and $271,000 (unaudited) for the year ended June 30, 1994, and the six months periods ended June 30, 1993 and 1992, respectively. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totalled approximately $2,630,000 at September 30, 1994, an increase of $1,836,000 (231%) over the year end balance. This increase was attributable to the receipt during the first quarter of approximately $2,250,000, representing the balance of the proceeds, net of expenses, of the Company's $3.5 million Private Placement Offering completed in August 1994. Approximately $911,000 in proceeds of this offering were received prior to June 30, 1994.

         On February 5, 1993 the Company entered into the Stock Agreement with Cytoferon, pursuant to which Cytoferon had the right to purchase up to $11,640,000 shares of the Company's common stock, $.01 par value, which would have constituted approximately 49.5% of the then to-be-outstanding common stock of the Company. Within the terms of the contract period, which ended May 31, 1993, Cytoferon invested $1,000,000 in the Company in exchange for 6,000,000 shares of common stock. In November 1993, the Company negotiated and executed an Additional Stock Purchase Agreement ("Additional Stock Agreement") which provided Cytoferon the right to invest directly or otherwise obtain additional investment of $500,000 within 60 days of execution of the Additional Stock Agreement for 1,667,000 shares of the Company's common stock. The investment threshold was subsequently met in part through the purchase of $200,000 in convertible subordinated debentures.

         Using the capital invested by Cytoferon, the Company recommenced the production of its Alpha Leukoferon(TM) product in May, 1993 and began limited distribution of the product in September 1993, for the treatment of multiple sclerosis and HIV/AIDS patients residing in Florida through physicians specializing in the treatment of those diseases. The Company hopes that its Product will be embraced as a standard treatment for both intermittent and progressive multiple sclerosis and further believes its Alpha Leukoferon(TM) product may be of benefit for those suffering from HIV/AIDS and related illnesses.

         In August 1994, the Company completed a 3.5 million Private Placement Offering ("Offering") of its common stock at $.40 per share, issuing 8,856,500 shares. In connection with this Private Placement, an Agreement was executed with Laidlaw Equities, Inc. ("Laidlaw") utilizing that firm as placement agent. The Agreement further provided for the issuance of five year common stock purchase warrants with an exercise price of $.40 per share equal to ten (10%) of the number of shares issued during the Offering. The Company agreed to file a Registration Statement within six (6) months from the closing date registering the common shares sold pursuant to the Offering and would be subject to a substantial dilutive penalty if such Registration did not occur on a timely basis. The Company also agreed to use its best efforts to file a Registration Statement for the related warrants within one year of the issuance of such warrants. The Company intends to file the Registration Statements with the time period specified.

         The net proceeds of the Private Placement, approximately $3,160,000, are being utilized for the acquisition of laboratory production equipment, purchase of a company-wide computer system, development of FDA study protocols, employment of additional operating and administrative personnel and working capital.

         The Company has commenced a second Private Placement to raise, through the sale of common stock at $.60 per share, up to a maximum of $3,000,000.
This Offering has no minimum which must be raised and is presently scheduled for termination on November 30, 1994 unless extended at the option of the Company to December 31, 1994. While there can be no assurance as to the successful conclusion of this Offering or as to the proceeds that will be realized, if any, the net proceeds are intended to be utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe during the first half of 1995 and working capital. Subject to receipt of the maximum proceeds of the second placement and additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Alpha-Leukoferon(TM) product in Europe.

         While subject to significant limitations, the Company has available net tax operating loss carryforwards of approximately $10,150,000, expiring between 1995 and 2009, which may be used to offset taxable income during those periods.

         Management believes that given the working capital currently on-hand, the Company will have the funds necessary to continue its current level of operations at least through September 30, 1995.

RESULTS OF OPERATIONS

         For the past several years the vast majority of the Company's limited revenues have been derived from sales of the Company's interferon product, Alpha Leukoferon(TM), through Florida physicians (primarily neurologists) for the treatment of Multiple Sclerosis in accordance with Florida Statute 499.

         Distribution of the Company's interferon product is limited to the State of Florida and is sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permits controlled distribution of the product in a clinical trial environment only within the State.
Commercialization of products under this statute is not permitted.

         Losses from operations have been incurred since inception and totalled approximately $824,000 for the three months ended September 30, 1994 and $1,083,000 for the year ended June 30, 1994, and $313,000 and $271,000
(unaudited) for the six month periods ended June 30, 1993, and 1992, respectively.

         Sales for the quarter ended September 30, 1994 totalled $150,000 and were derived almost entirely from distribution of the Company's Alpha Leukoferon(R) product for the clinical study treatment of multiple sclerosis. As the Company was essentially dormant prior to the receipt of investment capital (see Liquidity and Capital Resources, above) due to the lack of working capital and depletion of its inventories in the prior year, sales during the comparable period totalled only $39,000.

         Cost of sales as a percentage of sales revenues totalled 60% and are expected to significantly increase as a percentage of sales revenues during the first six to nine months of this year. This increase is due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon(TM) product. This sharp price reduction reflects the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment. However, the Company anticipates implementation, during the second half of this year, of improved purification techniques which are expected to significantly reduce its costs of production. While the actual production cost savings can not yet be accurately quantified, it is believed, but not assured, that such savings will at least yield savings sufficient to recoup the gross profit margins lost through the price reduction.

         Research and development costs increased significantly over the prior year reflecting the lack of research capital in 1993. The Company's research efforts are focused primarily on improved production techniques for the Company's Alpha Leukoferon(TM) product. These costs are expected to continue to increase over future periods as the Company continues to seek improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies.

         The 15% increase in selling general and administrative expenses reflect the overall increase in the level of production and sales activities including the addition of administrative personnel with related benefit costs.

         The Company has recognized contract termination expenses of $525,000 in August, 1994, reflecting the termination of the contractural relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of common stock. The transaction was initially approved by the Company's Board of Directors in August, 1994, subject to receipt of a fairness opinion. Said opinion was received in December, 1994. See Note F to notes to Consolidated Condensed Financial Statements.

         The increase in interest expense resulted from the increase in the bank prime rate between the periods. The Company has two mortgages on its production facility, both of which are tied to the prime rate.

         The prime rate was 7.75% and 6.00% as of September 30, 1994 and 1993, respectively.

                           PART II- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         The Company has outstanding at September 30, 1994, and December 31, 1993, 3,450 shares of its preferred stock which provides for cumulative dividends at an annual interest rate of 10% per share, when and as declared by the Board of Directors, payable at the option of the Board, in common stock or cash. A common stock dividend was paid to preferred share holders of record in 1989 for an aggregate dividend issuance of 36,579 shares of common stock. If at any time dividends payable on the preferred stock are in arrears for five annual dividend periods (which occurred in August, 1994), the holders of the outstanding shares of preferred stock, have the exclusive right, voting as a class, to elect two directors of the Company, which right will continue until all accumulated dividends have been paid in full. The Company anticipates approval by its Board of Directors of a preferred stock dividend during the second fiscal quarter of 1995.

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


                                VIRAGEN, INC.



                                 By: /s/ Dennis W. Healey
                                     ----------------------------
                                     DENNIS W. HEALEY, Executive
                                     Vice President, Treasurer and
                                     Principal Financial Officer


Dated: August 11, 1995