Form 10QSB/A
period 1994-12-31
VIRAGEN INC
filed 1995-08-14
CIK 353482

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-QSB-A2
                                  (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                               -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission file number 0-10252

                                VIRAGEN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                 59-2101668
-----------------------------             -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           No.)


2343 West 76th Street, Hialeah, Florida                 33016
----------------------------------------            ------------
(Address of principal executive offices)             (Zip Code)


                                (305) 557-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X   No
Common Stock Outstanding:                             ---     ---


  Common Stock, $.01 par value - - 35,355,532 shares as of January 31, 1995.

                         VIRAGEN, INC. AND SUBSIDIARY
                                    INDEX



PART I - FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and six months ended December 31, 1994 and December 31, 1993 include the accounts of the Registrant and its subsidiary.


Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1994 and December 31, 1993.

         2) Consolidated Condensed Balance Sheets as of December 31, 1994 and June 30, 1994.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1994 and December 31, 1993.

         4) Notes to Consolidated Condensed Financial Statements as of December 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENT




                          VIRAGEN, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                  DECEMBER 31,                               DECEMBER 31,
                                         1994                  1993                  1994                    1993

INCOME
   Revenue                            $   183,174           $   43,575            $   333,352             $    82,725
   Interest and
     other income                          29,515               18,948                 43,381                  26,491
                                      -----------           ----------            -----------             -----------
                                          212,689               62,523                376,733                 109,216

COSTS AND EXPENSES
   Cost of goods sold                     109,357               19,290                199,073                  42,780
   Inventory valuation adjustment         788,000                                     788,000
   Depreciation and
     amortization                          15,167               11,884                 30,335                  23,484
   Research and
     development cost                      55,620                                     106,544                   2,128
   Selling, general
     and administrative
     expenses                             435,330              313,770                716,359                 558,526
Contract termination expense                                                          525,000
   Interest expense                        22,652               22,804                 48,394                  41,169
                                      -----------           ----------            -----------             -----------
                                        1,426,126              367,748              2,413,705                 668,087
                                      -----------           ----------            ------------            -----------
     NET LOSS                           1,213,437             (305,225)             2,036,972                (558,871)

   Deduct required
     dividends on
     convertible
     preferred stock                          863                  933                  1,725                   1,865
                                      -----------           ----------            -----------             -----------

     LOSS ATTRIBUTABLE TO
       COMMON STOCK                   $(1,214,300)          $ (306,158)           $(2,038,697)            $  (560,736)
                                      ===========           ==========            ===========             ===========

LOSS PER COMMON SHARE,
   after deduction for
   required dividends on
   convertible preferred
   stock                              $     (0.04)          $    (0.02)           $     (0.07)            $     (0.03)
                                      ===========           ==========            ===========             ===========


Weighted average
   shares outstanding                  31,739,414           17,960,379             28,879,146              17,917,024
                                      ===========           ==========            ===========             ===========


See Notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY


                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                  (UANUDITED)


                                                                              December 31,                    June 30,
                                                                                  1994                        1994 (A)
                                                                              -------------                 ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $ 3,467,280                  $   879,926
   Accounts receivable, less
   allowance of $15,000                                                             69,675                       22,785
   Subscriptions receivable from
       private placement                                                                                        102,500
   Inventory                                                                       340,318                      766,471
   Prepaid expenses                                                                 67,262                       36,189
   Other current assets                                                             13,220                        9,653
                                                                               -----------                  -----------
          TOTAL CURRENT ASSETS                                                   3,957,755                    1,817,524


NOTES RECEIVABLE
   less allowance of $5,600                                                         66,326                       74,189

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                               1,178,003                    1,170,855
   Equipment and furniture                                                       1,216,355                    1,049,072
                                                                               -----------                  -----------
                                                                                 2,394,358                    2,219,927


   Less accumulated depreciation                                                (1,442,932)                  (1,377,454)
                                                                               -----------                  -----------
                                                                                   951,426                      842,473

DEPOSITS AND OTHER ASSETS                                                            9,449                       10,308


                                                                               -----------                  -----------
                                                                               $ 4,984,956                  $ 2,744,494
                                                                               ===========                  ===========

                         VIRAGEN, INC. AND SUBSIDIARY



                                         DECEMBER 31,         JUNE 30,
                                            1994              1994 (A)
                                         ------------       ------------
                                          UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $    285,540       $    420,049
  Current portion of amounts
    payable to Medicore Inc.                   35,599             52,153
  Accrued expenses and
    other liabilities                         334,352            520,723
  Current portion of notes payable             30,000             30,000
                                         ------------       ------------
      TOTAL CURRENT LIABILITIES               685,491          1,022,925

CONVERTIBLE DEBENTURES PAYABLE                                   200,000

MORTGAGE NOTE PAYABLE
  less current portion                        468,439            483,439

AMOUNTS PAYABLE TO MEDICORE, INC.
  less current portion                        481,802            492,537

STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative
  preferred stock, $1.00 par value
  Authorized 375,000 shares; issued
  and outstanding 3,450 shares
  Liquidation preference value:
  $10 per share, aggregating
  $34,500 at December 31, 1994
  and June 30, 1994                             3,450              3,450
Common stock, $.01 par value
  Authorized 50,000,000 shares;
  issued and outstanding 20,218,197
  at June 30, 1994 and 35,355,532
  shares at December 31, 1994                 353,555            202,182
Capital in excess of par value             18,514,202         12,698,723
Common Stock subscribed                                        1,126,250
Retained earnings (deficit)               (15,195,733)       (13,158,762)
Notes due from officers                      (326,250)          (326,250)
                                         ------------       ------------
      TOTAL STOCKHOLDERS EQUITY             3,349,224            545,593


                                         ------------       ------------
                                         $  4,984,956       $  2,744,494
                                         ============       ============


(A) Reference is made to the Company's Annual Report on Form 10K for the year ended June 30, 1994 filed with the Securities and Exchange Commission.

                          VIRAGEN, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,

                                                                                   1994                           1993
                                                                              --------------                ----------------
OPERATING ACTIVITIES:

   Net Loss                                                                    $ (2,036,972)                  $(558,871)
   Adjustments to reconcile net
       loss to net cash used in
       operating activities
          Depreciation and amortization
          Contract termination fee paid in stock                                    30,335                       32,814
          Stock Options granted to directors                                       525,000
          Net gain in sale of fixed assets                                                                       27,500
          Increase (decrease) relating                                                                          (11,392)
              to operating activities from:
                 Escrow Account                                                                                  48,384
                 Accounts receivable                                               (46,890)                     (37,602)
                 Note Receivables                                                    7,863
                 Inventories                                                       426,153                     (453,506)
                 Prepaid expenses and other
                   current assets                                                  (34,639)                     (50,060)
                 Deferred expenses and
                   other assets                                                        859                       (4,998)
                 Accounts payable                                                 (134,509)                     123,198
                 Accounts payable to
                   Medicore, Inc.                                                  (16,554)                      38,415
                 Accrued expenses and other
                   liabilities                                                    (185,747)                     194,051
                                                                               -----------                    ---------
                 Net cash used in
                   operating activities                                         (1,465,102)                    (652,067)

INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                                                               20,000
   Additions to property, plant and
       equipment, net of minor disposals                                          (174,431)                     (23,726)
                                                                               -----------                    ---------

       Net cash used in investing
          activities                                                              (174,431)                      (3,726)
                                                                               -----------                    ---------

FINANCING ACTIVITIES:
Proceeds from sale of common stock
   net of related expenses                                                       4,252,621
Proceeds from debentures                                                                                        200,000
Payments on long-term debt                                                         (15,000)                     (15,000)
   Payments to Medicore                                                            (10,735)                     (73,116)
                                                                               -----------                    ---------
       Net cash provided by (used)
          in financing activities                                                4,226,886                      111,884
                                                                               -----------                    ---------
   Increase (decrease) in cash
       and cash equivalents                                                      2,587,354                     (543,909)

Cash and cash equivalents
   at beginning of period                                                          879,926                      579,906
                                                                               -----------                    ---------

Cash and cash equivalents
   at end of period                                                            $ 3,467,280                    $  35,997
                                                                               ===========                    =========



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

Change in Fiscal Year-End: Effective January 1, 1993, the Company changed its year-end from December 31st to June 30th.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market. The timing of the realization of the interferon inventory is dependent upon future events. In July 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company has determined to discontinue new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded as write-down of its interferon inventory, effective December 1994, of $788,000.



                                 December 31,               June 30,
                                    1994                      1994
                                 -----------               ----------
                 Supplies                                   $  5,000
         Work in Process           $143,490                   99,864
         Finished goods             196,828                  661,607
                                   --------                 --------
                                    340,318                  766,471
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

NOTE B--INTERIM ADJUSTMENTS

The financial summaries for the three months ended and six months ended December 31, 1994 and December 31, 1993 are unaudited and include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods. Operating results for the three months ended and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

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

VIRAGEN, INC. AND SUBSIDIARY

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

In June 1994, two officers and an affiliate each purchased 125,000 shares of common stock at $.30 per share. The aggregate amounts due from the parties of $37,500 each was offset by compensation due to the officers and affiliate of $3,750. Consequently, a note receivable of $36,250 and compensation expense of $3,750 was recorded for each purchase. These notes, relating to the purchase of common stock by officers and an affiliate, total $326,250 and are classified as Notes due from officers in the Stockholders' Equity section at December 31, 1994 and June 30, 1994.

VIRAGEN, INC. AND SUBSIDIARY

NOTE C--CAPITAL STOCK--Continued

The Company has outstanding 1,190,875 Class A common stock purchase warrants exercisable into 3,655,986 shares of common stock at $1.63 per share, 600,000 Class B common stock purchase warrants exercisable into 2,046,000 shares of common stock at $2.93 per share, and 3,029,270 Class C common stock purchase warrants exercisable into 9,845,128 shares of common stock at $2.08 per share. These warrants are exercisable through March 31, 1995.

There are 3,450 shares of 10% Cumulative, Convertible Series A preferred stock of the Company outstanding at December 31 and June 30, 1994. Each share of preferred stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock.

In 1994 and 1992, 250 shares and 10,000 shares of the convertible 10% series A cumulative preferred stock were converted into 1,065 and 42,600 shares respectively, of the Company's common stock.

Shares of the Company's common stock reserved at December 31, 1994 (unaudited) for possible future issuance are as follows:

                 Warrants (Class A, B and C)        15,547,114
                 Warrants - former consultant          415,840
                 Convertible preferred stock            14,697
                 Option plans                        1,000,000
                 Directors options                   1,525,000
                 Warrants - private placement          765,650
                                                    ----------
                                                    19,268,301
                                                    ==========

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

VIRAGEN, INC. AND SUBSIDIARY

NOTE D--INCOME TAXES--Continued


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

VIRAGEN, INC. AND SUBSIDIARY

NOTE F--AGREEMENT FOR SALE OF STOCK--Continued


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

Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced pro- rata. The MMS Agreement also provided a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the Company to pay Cytoferon 50% of any fees for foreign licensing, franchising and transfer of technology plus a 20% royalty on any revenues the Company may receive from foreign agreements resulting from Cytoferons efforts.

All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the six month periods ended December 31, 1994 and 1993, the Company incurred management fees and sales commissions expenses of $120,000, and $13,000, and $73,000, and $2,423 for 1994
and 1993, respectively.

In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believed it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that could arise by virtue of minimum sales requirements that could be inconsistent

VIRAGEN, INC. AND SUBSIDIARY

NOTE F--AGREEMENT FOR SALE OF STOCK--Continued


with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations. As a result of this transaction, the Company has recognized contract termination fee expense of $558,000 in August 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totalled approximately $1,213,000 and $2,037,000 for the three months ended and six months ended December 31, 1994 and $1,083,000, $313,000 and $271,000
(unaudited) for the year ended June 30, 1994, and the six month periods ended June 30, 1993 and 1992, respectively. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totalled approximately $3,272,000 at December 31, 1994, an increase of $2,478,000 over the year end balance. This increase was attributable to the receipt during the first quarter of approximately $2,275,000, representing the proceeds, net of expenses, of the Company's $3.5 million Private Placement Offering completed in August 1994 and net proceeds of approximately 1,980,000 from the Company's second Private Placement completed as of December 31, 1994 such financing being offset to a large extent by the write-down of inventory by $788,000 based upon revised sales projections. See Results of Operations, below. Approximately $911,000 in proceeds of the first quarter offering were received prior to June 30, 1994.

         Certain components of working capital changed significantly between the June 30, 1994 and December 31, 1994 periods, reflecting the recommencement and scale-up of manufacturing operations in 1993.

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

         In December 1994, the Company completed a second Private Placement solely to accredited investors to raise, through the sale of Common stock at $.60 per share, a maximum of $3,000,000. This offering was completed at December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately 1,980,000 are intended to be utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe during fiscal 1995 and for general working capital purposes. Subject to receipt of additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Alpha-Leukoferon(TM) product in Europe.

         Previously, the Company was being funded by Medicore, Inc. ("Medicore"), its former parent, and during 1992 received advances in the amount of $301,000 to finance its minimal operations during this period. Aggregate indebtedness due Medicore (exclusive of $108,000 in royalties due under a previous agreement which is payable as the final payment under the $2,400,000 total royalty to be paid) was $517,000 and $545,000 at December 31, 1994 and June 30, 1994, respectively. This indebtedness is secured by a $429,000 note and mortgage on the realty and personal property of the Company.

         While subject to significant limitations, the Company has available net tax operating loss carry forwards of approximately $10,300,000, expiring between 1995 and 2009, which may be used to offset taxable income during those periods.

         Management believes that given the working capital currently, on-hand, the Company will have the funds necessary to continue its current level of operations and fund current research projects at least through December 31, 1995.

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

         In December 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 program until such time as the Company provided certain administrative reports to HRS and corrected to their satisfaction certain FDA inspection related comments concerning the Company's manufacturing processes and facility. In July 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company has determined to discontinue future enrollments under its 499 Program, with the possible exception of a limited program for humanitarian purposes, involving offering the Product on a non-payment basis. Accordingly, the Company has recorded a $788,000 write-down of its inventory balances to a level reflecting product on- hand needed to complete the course of treatment for patients actively receiving the product and enrolled prior to the elimination of new enrollments. The last patient is scheduled to complete their course of treatment in March 1996. This adjustment was recognized in December 1994, the date the Company received the initial HRS postponement notification.

         Losses from operations have been incurred since inception and totalled approximately $1,213,000 and $2,037,000 for the three months ended and six months ended December 31, 1994 and $1,083,000 for the year ended June 30, 1994, and $313,000 and $271,000 (unaudited) for the six month periods ended June 30, 1993, and 1992, respectively.

         Sales for the quarter ended December 31, 1994 totalled $183,000 and were derived almost entirely from distribution of the Company's Alpha Leukoferon(TM) product for the clinical study treatment of multiple sclerosis. As the Company was essentially dormant prior to the receipt of investment capital (see Liquidity and Capital Resources, above) due to the then lack of working capital and depletion of its inventories in the prior year, sales during the comparable period totalled only $44,000.

         Cost of sales as a percentage of sales revenues totalled 60% for the three months ended and six months ended December 31, 1994, an increase from the comparable periods of the proceeding year. This increase may be expected to continue through the balance of fiscal 1995 due to a significant (44%) drop in the selling price of the Company's product. This sharp price reduction reflects the Company's efforts to make the product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment. However, the Company anticipates implementation during fiscal 1995 of improved manufacturing techniques which are expected to significantly reduce its costs of production. While the actual production cost savings can not yet be accurately quantified, it is believed, but not assured, that such savings will at least yield savings sufficient to recoup the gross profit margins lost through the price reduction.

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

         The 28% increase in selling general and administrative expenses for the comparative six month period reflect the overall increase in the level of production and sales activities including the addition of administrative personnel with related benefit costs. During the bulk of the comparable periods of the proceeding year, the Company was essentially dormant with limited distribution of the Company's product not commencing until September, 1993. Included in those components, which increased as a direct result of the recommencement of sales, were fees relating to product liabilities insurance coverage, sales commissions and royalty fees.

         The Company has recognized contract termination expense of $525,000 in August 1994, reflecting the termination of the contractual relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of common stock. The transaction was initially approved by the Company's Board of Directors in August 1994, subject to receipt of a fairness opinion. Said opinion was received in December 1994. See Note F to Notes to Consolidated Condensed Financial Statements.

         The increase in interest expense resulted from the increase in the bank prime rate between the periods. The Company has two mortgages on its production facility, both of which are tied to the prime rate.

         The Company's bank prime rate was 7 1/2% and 6% as of December 31, 1994 and 1993, respectively.

                           PART II- OTHER INFORMATION




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




Dated: August 11, 1995