Form 10QSB/A
period 1995-03-31
VIRAGEN INC
filed 1995-08-14
CIK 353482

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB - A1
(Mark one)

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

Commission file number 0-10252
                       -------

                                 VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           59-2101668
-------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)

2343 West 76th Street, Hialeah, Florida                         33016
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


                                (305) 557-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements

                         VIRAGEN, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                   Three Months Ended         Nine Months Ended
                                       March 31,                  March 31,
                                    1995        1994          1995        1994
INCOME
  Revenues                      $  121,550  $  271,325   $   454,902  $  354,050
  Interest and
    other income                    46,019      31,937        89,400      58,428
                                ----------  ----------   -----------  ----------
                                   167,569     303,262       544,302     412,478

COSTS AND EXPENSES
  Cost of goods sold                69,493     101,398       268,566     144,178
  Inventory valuation adjustment                             788,000
  Depreciation and
    amortization                    30,168      11,887        60,503      35,371
  Research and
    development cost               236,194      32,615       342,738      34,743
  Selling, general
    and administrative
    expenses                       416,500     295,870     1,132,859     854,396
  Contract termination fee                                   525,000
  Interest expense                  22,490      19,799        70,884      60,968
                                ----------  ----------   -----------  ----------
                                   774,845     461,569     3,188,550   1,129,656
                                ----------  ----------   -----------  ----------
   NET LOSS                       (607,276)   (158,307)   (2,644,248)   (717,178)

  Deduct required
   dividends on
   convertible
   preferred stock                     863         933         2,588       2,799
                                ----------  ----------   -----------  ----------

   LOSS ATTRIBUTABLE TO
    COMMON STOCK                $ (608,139) $ (159,240)  $(2,646,836) $ (719,977)
                                ==========  ==========   ===========  ==========

LOSS PER COMMON SHARE,
  after deduction for
  required dividends on
  convertible preferred
  stock                         $     (.02) $    (0.01)  $      (.09) $    (0.04)
                                ==========  ==========   ===========  ==========
Weighted average
  shares outstanding            35,355,532  19,411,576    30,637,957  18,559,724
                                ==========  ==========   ===========  ==========

See Notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (UNAUDITED)


                                             March 31,      June 30,
                                               1995         1994 (A)
                                             --------       --------
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $2,548,646     $  879,926
  Accounts receivable, less
   allowance of $40,000 at
   March 31, 1995 and $15,000
   at June 30, 1994                             68,515         22,785
  Subscriptions receivable from
   private placement                                          102,500
  Inventory                                    291,328        766,471
  Prepaid expenses                              75,673         36,189
  Other current assets                           8,932          9,653
                                            ----------     ----------
   TOTAL CURRENT ASSETS                      2,993,094      1,817,524


NOTES RECEIVABLE
  less allowance of $15,600
  at March 31, 1995 and
  $5,600 at June 30, 1994                       90,672         74,189

PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements            1,184,629      1,170,855
  Equipment and furniture                    1,269,285      1,049,072
                                            ----------     ----------
                                             2,453,914      2,219,927

  Less accumulated depreciation             (1,475,671)    (1,377,454)
                                            ----------     ----------
                                               978,243        842,473

DEPOSITS AND OTHER ASSETS                        9,021         10,308
                                            ----------     ----------
                                            $4,071,030     $2,744,494
                                            ==========     ==========

                          VIRAGEN, INC. AND SUBSIDIARY

                                             March 31,      June 30,
                                               1995         1994 (A)
                                             --------       --------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   161,950    $   420,049
  Current portion of amounts
   payable to Medicore, Inc.                    31,592         52,153
  Accrued expenses and other
   liabilities                                 168,167        520,723
  Current portion of notes payable              30,000         30,000
                                           -----------    -----------
    TOTAL CURRENT LIABILITIES                  391,709      1,022,925

CONVERTIBLE DEBENTURES PAYABLE                                200,000

MORTGAGE NOTE PAYABLE
 less current portion                          460,939        483,439

AMOUNTS PAYABLE TO MEDICORE, INC.
 less current portion                          476,435        492,537

STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative
  preferred stock, $1.00 par value.
  Authorized 375,000 shares; issued
  and outstanding 3,450 shares.
  Liquidation preference value:
  $10 per share, aggregating
  $34,500 at March 31, 1995
  and June 30, 1994                              3,450          3,450
Common stock, $.01 par value.
  Authorized 50,000,000 shares;
  issued and outstanding 20,218,197
  at June 30, 1994 and 35,355,532
  shares at March 31, 1995.                    353,555        202,182
Capital in excess of par value              18,514,202     12,698,723
Common Stock subscribed                                     1,126,250
Retained earnings (deficit)                (15,803,010)   (13,158,762)
Notes due from officers                       (326,250)      (326,250)
                                           -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                2,741,947        545,593
                                           -----------    -----------
                                           $ 4,071,030    $ 2,744,494
                                           ===========    ===========

(A) Reference is made to the Company's Annual Report on Form 10K for the year ended June 30, 1994 filed with the Securities and Exchange Commission

See notes to consolidated condensed financial statements.

                          VIRAGEN, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                    March 31,
                                               1995           1994
                                            -----------   ------------
OPERATING ACTIVITIES:
 Net Loss                                  $(2,644,248)   $  (717,178)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                 98,217         35,371
  Contract termination fee paid in stock       525,000
  Stock Options granted to directors                           27,500
  Net gain in sale of fixed assets                            (11,392)
  Bad debt expense                              35,000
  Increase (decrease) relating to
   operating activities from:
    Escrow Account                                             62,752
    Accounts receivable                        (70,730)       (79,923)
    Note receivables                           (26,483)
    Inventories                                475,143       (585,231)
    Prepaid expenses and other
     current assets                            (38,763)       (46,269)
    Deferred expenses and other assets           1,287         (2,375)
    Accounts payable                          (258,099)        56,520
    Accounts payable to Medicore, Inc.         (20,561)       (27,926)
    Accrued expenses and other liabilities    (352,556)       175,390
                                           -----------    -----------
      Net cash used in operating activities (2,276,793)    (1,112,761)

INVESTING ACTIVITIES:
 Proceeds from sale of equipment                               45,992
 Additions to property, plant and
  equipment, net of minor disposals           (233,987)       (34,627)
                                           -----------    -----------
  Net cash provided by (used in)
   investing activities                       (233,987)        11,365
                                           -----------    -----------

FINANCING ACTIVITIES:
 Proceeds from sale of common stock
  net of related expenses                    4,232,706        400,000
 Proceeds from issuance of
  convertable debentures                                      200,000
 Advances from Medicore                                        74,034
 Sale\repurchase of warrants                   (14,604)        20,000
 Payments on long-term debt                    (38,602)       (25,000)
 Payments to Medicore                                         (98,636)
                                           -----------    -----------
  Net cash provided by in financing
   activities                                4,179,500        570,398
                                           -----------    -----------
 Increase (decrease) in cash and
  cash equivalents                                           (530,998)
 Cash and cash equivalents                   1,688,720
  at beginning of period                       879,926        579,906
                                           -----------    -----------
 Cash and cash equivalents
  at end of period                         $ 2,548,646    $    48,908
                                           ===========    ===========

Supplemental Cash Flow Information:  1995

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

Change in Fiscal Year-End: Effective January 1, 1993, the Company changed its year-end from December 31st to June 30th.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market.
The timing of the realization of the interferon inventory is dependent upon future events. In July 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company has determined to discontinue new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded as write-down of its interferon inventory, effective December, 1994, of $788,000.


                               March 31,      June 30,
                                 1995           1994
                             ------------    -----------
      Supplies                                $   5,000
      Work in Process                            99,864
      Finished goods        $   291,328         661,607
                            -----------       ---------
                            $   291,328       $ 766,471
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

VIRAGEN, INC. AND SUBSIDIARY

NOTE F--AGREEMENT FOR SALE OF STOCK

All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the nine month periods ended March 31, 1995 and 1994, the Company incurred management fees and sales commissions expenses of $140,000, and $120,133, and $12,067 for 1995 and $13,272 for 1994.

In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believed it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that could arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations. As a result of this transaction, the Company recognized contract termination fee expenses of $525,000 in August, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totaled approximately $607,000 and $2,644,000 for the three months ended and nine months ended March 31, 1995 and $1,083,000, $313,000 and $271,000 (unaudited)
for the year ended June 30, 1994, and the six month periods ended June 30, 1993 and 1992, respectively. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital totaled approximately $2,601,385 at March 31, 1995, an increase of $1,806,786 over the year end balance. This increase was attributable to the receipt during the first quarter of approximately $2,275,000, representing the proceeds, net of expenses, of the Company's $3.5 million Private Placement Offering completed in August 1994 and net proceeds of approximately 1,980,000 from the Company's second Private Placement completed as of December 31, 1994 such financings being offset to a large extent by the write-down of inventory by $788,000 based on revised sales projections and operational losses. See Results of Operations, below. Approximately $911,000 in proceeds of the offering completed in August, 1994, were received prior to June 30, 1994.

      Certain components of working captial changed significantly between the March 31, 1995 and June 30, 1996 period, most notably cash balances, which increased from $880,000 to $2,549,000 reflecting the completin of two private placements of the Company's Common Stock in August and December, 1994. In addition, certain components increased reflecting the recommencement of manufacturing operations commencing in May 1993. In December 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to HRS and corrected to their satisfaction certain FDA inspection related comments concerning the Company's manufacturing processes and facility. In July 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company has determined to discontinue future enrollments under its 499 Program, with the possible exception of a limited program for humanitarian purposes, involving offering the Product on a non-payment basis. Accordingly, the Company has recorded a $788,000 write-down of its inventory balances to a level reflecting product on-hand needed to complete the course of treatment for patients actively receiving the Product and enrolled prior to the elimination of new enrollments. The last patient is scheduled to complete their course of treatment in March 1996. This adjustment was recognized in December 1994, the date the Company received the initial HRS postponement notification.

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

      Management believes that given the continued limited distribution of its Product to enrolled physicians and working capital currently, on-hand, the Company will have the funds necessary to continue its current level of operations and fund current research projects at least through March 31, 1996.

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


Losses from operations have been incurred since inception and totaled approximately $607,000 and $2,644,000 for the three months ended and nine months ended March 31, 1995 and $1,038,000 for the year ended June 30, 1994, and $313,000 and $271,000 (unaudited for the six month periods ended June 30, 1993, and 1992, respectively.

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

      Certain components of working captial changed significantly between the March 31, 1995 and June 30, 1996 period, most notably cash balances, which increased from $880,000 to $2,549,000 reflecting the completin of two private placements of the Company's Common Stock in August and December, 1994. In addition, certain components increased reflecting the recommencement of manufacturing operations commencing in May 1993. In December 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to HRS and corrected to their satisfaction certain FDA inspection related comments concerning the Company's manufacturing processes and facility. In July 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company has determined to discontinue future enrollments under its 499 Program, with the possible exception of a limited program for humanitarian purposes, involving offering the Product on a non-payment basis. Accordingly, the Company has recorded a $788,000 write-down of its inventory balances to a level reflecting product on-hand needed to complete the course of treatment for patients actively receiving the Product and enrolled prior to the elimination of new enrollments. The last patient is scheduled to complete their course of treatment in March 1996. This adjustment was recognized in December 1994, the date the Company received the initial HRS postponement notification.

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

      The Company has recognized contract termination expenses of $525,000 in August 1994, reflecting the termination of the contractual relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of common stock. The transaction was initially approved by the Company's Board of Directors in August 1994, subject to receipt of a fairness opinion. Said opinion was received in December, 1994. See Note F to Notes to Consolidated Condensed Financial Statements.

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