Form 10KSB
period 1995-06-30
VIRAGEN INC
filed 1995-09-26
CIK 353482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended      June 30, 1995
                          -----------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from
                               ------------------------------
Commission file number 0-10252
                       -------

                                VIRAGEN, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                     59-2101668
 ------------------------------                      --------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

2343 WEST 76TH STREET, HIALEAH, FLORIDA                  33016
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (305) 557-6000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          10% Series A Preferred Stock

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB  [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average of the bid and asked prices of the common stock at September 15, 1995 was approximately $29,400,000.

As of September 15, 1995, the Company had outstanding 35,355,532 shares of its common stock.



                      DOCUMENTS INCORPORATED BY REFERENCE



Registration Statement on Form S-8, File No. 33-60131, dated
  June 9, 1995 - Part IV, Exhibits

Registration Statement on Form SB-2, File No. 33-88070, dated
  August 14,  1995 - Part IV, Exhibits.

                                 VIRAGEN, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 1995

                                                           Page
                                                           ----
PART I
- ------
      Item 1.   Business................................    4

      Item 2.   Properties..............................   26

      Item 3.   Legal Proceedings.......................   27

      Item 4.   Submission of Matters to a
                Vote of Security Holders................   27

PART II
- -------
      Item 5.   Market for the Registrant's Common
                Equity and Related Stockholder Matters..   28

      Item 6.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...........................   29

      Item 7.   Financial Statements and Supplementary
                Data....................................   35

      Item 8.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure....................   36

PART III
- --------
      Item 9.   Directors and Executive Officers of
                the Registrant..........................   37

      Item 10.  Executive Compensation..................   40

      Item 11.  Security Ownership of Certain
                Beneficial Owners and Management........   45

      Item 12.  Certain Relationships and Related
                Transactions............................   48

PART IV
- -------
      Item 13.  Exhibits, and Reports on Form 8-K......    51


                                     PART I


Item 1.  Business

GENERAL

         Viragen, Inc. was organized in December 1980 to engage in research, development and manufacture of certain immunological products for commercial application, particularly human leukocyte interferon, for antiviral and therapeutic applications and as anti-cancer agents.

         Viragen, Inc. has three subsidiaries: Vira-Tech, Inc. ("Vira-Tech"), Viragen Technology, Inc. ("Viragen Technology"), and Viragen (Scotland) Limited ("Viragen (Scotland)"), hereinafter referred to collectively as the "Company".

         The Company's product (the "Product") is a natural human leukocyte alpha interferon ("Natural Interferon"). Natural Interferon is a protein substance that stimulates and modulates the human immune system inhibiting malignant cell growth without materially interfering with normal cells. In addition, Natural Interferon impedes the growth and propagation of various viruses. Alpha Leukoferon(TM) and Omniferon(TM) are the trade names for Viragen's Products in injectable form. Neither of the Company's Products have been approved by the United States Food and Drug Administration and there can be no assurance that approval of Omniferon((TM)) will be obtained at any time in the future.

         Viragen has been granted an investigatory license by the Florida Department of Health and Rehabilitative Services ("HRS") under Florida Statute 499 of the Florida Drug and Cosmetic Act to conduct Investigation Study Programs (hereinafter referred to as the "499 Program") and distribute the Product to physicians for use in the treatment of Florida residents with multiple sclerosis ("MS"), HIV/AIDS, AIDS-Related Complex ("ARC") and Kaposi's Sarcoma. Viragen initially obtained approval for use of the Product through approved investigational protocols in 1983 under Florida Statute 402.36 (Cancer Therapeutic Act), the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018 was amended to include the Company's protocols and Florida Statute 402.36 was repealed. Under its HRS investigatory license, Viragen has been able to distribute the Product to authorized Florida physicians for use in treating their Florida patients under approved study protocols. Presently, the primary application for Viragen's Product is the treatment of MS.

         The Company intends to seek to obtain FDA and European Union ("EU") approvals for various uses of its Omniferon((TM)) product in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. To date, Viragen has not distributed the Product other than for research purposes pursuant to its investigatory license, and until May 1993, Viragen had not actively operated for several prior years due to insufficient funds. Viragen expects to concentrate its efforts in preparing, filing and processing its applications and obtaining approvals for Omniferon((TM)) from the FDA and the EU.

         The Company has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist the company in its applications to the FDA and the EU.

         In December 1994, the Company received notification from the Florida HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and satisfied certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. On March 17, 1995, the Company received further notice from HRS requesting that Viragen demonstrate that its production technology complies with FDA current Good Manufacturing Practices ("cGMP") and for the Company to postpone the enrollment of new patients under the 499 Program until the Company demonstrated such compliance.

         The Company is continuing to provide its Products to patients currently receiving treatment or enrolled in the Company's 499 Program consistent with existing treatment protocols and reporting procedures established for the 499 Program. However, in July 1995, management of the Company determined to discontinue enrollment of new patients under its 499 Program. This decision was based primarily on management's intention to focus the Company's efforts on obtaining FDA and EU approvals for Omniferon((TM)) and avoiding complications associated with any further expansion of the 499 Program, which potentially has increasing commercial implications which could hinder the Company's efforts in securing regulatory approvals. In August 1995, the Company negotiated an agreement with the Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues.

         While the elimination of enrollment of new patients has limited the revenues that would have been generated under the 499 Program, management believes that such elimination will not affect the undertaking of clinical trials and the approval process for the Company's Product following submission to the FDA and the EU, which submissions represent the focus of the Company's efforts at the present time.

         Viragen's administrative office and manufacturing facilities are located at 2343 West 76th Street, Hialeah, Florida 33016 (telephone no. 305/557-6000; telecopier no. 305/364-8158).

RECENT DEVELOPMENTS

         The Company recently organized a wholly-owned subsidiary, Viragen Technology, Inc., in order to facilitate the Company's marketing, technology transfers and financing capacity in support of the contemplated distribution of the Company's Product on a worldwide basis. On July 12, 1995, the Company and its existing wholly-owned subsidiary, Vira-Tech, Inc., assigned all of their proprietary rights, products and technologies relating to the therapeutic application of human leukocyte interferon to Viragen Technology. On July 12, 1995, Viragen Technology licensed to Viragen (Scotland) Limited, a newly organized wholly-owned subsidiary of the Company, the right to manufacture and market the Product for the countries comprising the European Union on an exclusive basis and at present on a non-exclusive basis for other parts of the world except the United States and its territories.

         On July 20, 1995, the Company and Viragen (Scotland) entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency") on behalf of the National Health Science in Scotland. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to manufacture the Company's Omniferon((TM)) product, as well as providing a reliable source of human leukocytes, a critical component in the manufacture of the Company's Product. The Agency will also be providing the Company, on a fee basis, with certain administrative and regulatory support in connection with its various regulatory fillings associated with EU clinical trials.

         In connection with the financing necessary to conduct the initial phases of the clinical trial process in the EU, on September 20, 1995, the Company and Viragen (Scotland) entered into an Agreement and Plan of Reorganization with Sector Associates, Ltd. ("Sector") a Delaware corporation, pursuant to which the Company will acquire approximately 94% of the outstanding capital stock of Sector in exchange for the transfer of 100% of the capital stock of Virage (Scotland) into Sector. Sector is a publicly-traded corporation whose stock is included on the OTC Bulletin Board, and which will have net cash assets of $800,000 and no operations at closing which is anticipated to occur in October 1995.

         The Company, through Sector, plans to undertake additional financing transactions to underwrite domestic and European research and clinical trial activities.

         During the first fiscal quarter the Company realized approximately $2,275,000 representing the balance of the proceeds, net of related expenses, of the Company's $3.5 million private placement offering completed in August 1994 and net proceeds of approximately $1,980,000, net of related expenses, from the Company's second private placement completed in December 1994. Approximately $911,000 in proceeds of the first private placement were received prior to June 30, 1994. Net proceeds of the Offerings are being utilized for the acquisition of laboratory production equipment, purchase of a company-wide computer system, establishment of a production facility in Scotland, development of FDA and EU study protocols, employment of additional research and administrative personnel and working capital.

         On February 5, 1993, the Company entered into an Agreement for Sale of Stock, as amended on May 4, 1993 (the "Stock Agreement"), with Cytoferon Corp., a privately owned Florida corporation, which provided for Cytoferon to acquire in various stages of investment up to 11,640,000 shares of the Company's Common Stock for an aggregate consideration of $1,500,000. Mr. Gerald Smith, who subsequently became the Company's Chairman and President, is the principal shareholder and chief executive officer of Cytoferon. By May 31, 1993, the expiration of the initial investment period, Cytoferon had invested $1,000,000 for 6,000,000 shares of the Company's Common Stock for an effective acquisition price of $.167 per share. On May 11, 1993, stockholders of the Company approved an amendment to the Certificate of Incorporation to increase the Company's authorized capital to provide sufficient shares for Cytoferon's investment. The initial $1,000,000 infusion of capital enabled the Company in May 1993, to reinitiate production (which had been suspended in 1990) and distribution of its Alpha Leukoferon((TM)) product. In connection with Cytoferon's investments, the Company entered into a Marketing and Management Services Agreement ("MMS Agreement") with Cytoferon pursuant to which agreement Cytoferon became consultant to and exclusive distributor of products of the Company not approved by the FDA for national distribution in exchange for certain fees and commissions. The Company does not own, manufacture or distribute any products currently approved by the FDA for national use or distribution.

         Upon execution of the Stock Agreement and Cytoferon's initial $100,000 investment in the Company in February 1993, Mr. Gerald Smith became a Director of the Company. In May 1993, Mr. Smith was elected President of the Company following infusion of the initial $1,000,000. In accordance with the terms of the Stock Agreement, in April 1993, following Cytoferon's investment exceeding $600,000, Thomas K. Langbein resigned as an officer and director of the Company and Jesse Hwa, a Cytoferon representative, was appointed as a director. Mr. Hwa resigned as a director on July 22, 1993. The Company negotiated an Additional

Stock Purchase Agreement with Cytoferon, executed in November 1993, which provided Cytoferon the right to invest an additional $500,000 within 60 days of execution of the Additional Stock Agreement for 1,667,000 shares of the Company's Common Stock. Additionally, this agreement provided Cytoferon the right to receive other compensation as well as an additional 1,750,000 shares of Common Stock of Viragen over a 24-month period subject to a formula of gross sales, based on not less than $2,000,000 in gross sales the first year and $4,000,000 in gross sales the second year following the execution of the Additional Stock Agreement. In November 1993, the $500,000 investment threshold was met and Cytoferon began receiving the maximum consulting fee provided for under the terms of the MMS Agreement.

         The MMS Agreement provided for a management consulting fee of $240,000 per year, subject to Cytoferon meeting certain per year and aggregate initial term and renewal term sales requirements. In addition, the MMS Agreement provided that Cytoferon was to be the exclusive worldwide distributor, subject to maintaining certain sales minimums for all of the Company's non-FDA approved products, for three years with two automatically renewable successive three year terms, a 4% sales commission on such sales, 50% of all fees received by the Company from the sale of any foreign franchises, licenses, technology transfer or joint venture agreements and 20% of any ongoing foreign royalty payments.

         In August 1994, the Board of Directors of the Company voted to enter into a further modifying agreement (the "Subsequent Agreement") with Cytoferon, terminating the MMS Agreement and related agreements concurred with the issuance of the 1,750,000 shares of Common Stock, subject to receipt of a fairness opinion. The Company's management believes it was in the best interest of the Company to unify and consolidate management functions and efforts and eliminate potential conflicts that may arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed the Subsequent Agreement which, following receipt of a fairness opinion, provided for the termination of the earlier stock purchase agreements and the MMS Agreement and the issuance of the shares previously contingently issuable under the Additional Stock Purchase Agreement. The fairness opinion was accepted by the Company on December 21, 1994, and the Company and Cytoferon consummated the Subsequent Agreement. The Company has recognized contract termination expenses of $525,000 in December 1994, reflecting the termination of contractual obligations between the Company and Cytoferon and related issuance of 1,750,000 shares of Common Stock.

OPERATIONS

         As a result of Cytoferon's initial capital investment, in March 1993, the Company commenced rehiring production personnel and in May 1993, had re-established production of its Alpha Leukoferon(TM) interferon product. Due to its then strained financial condition and for the several years prior to the recommencement of production in May 1993, the Company had limited its operations to the sale of its then existing interferon, and to a lesser extent, enzyme inventories (the Company no longer manufactures or markets enzymes).

         Viragen initially obtained approval for use of the Product through approved investigational protocols in 1983 under Florida Statute 402.36 (Cancer Therapeutic Act), the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018 was amended to include the Company's protocols and Florida Statute 402.36 was repealed. In 1986, the Company received approval from the Florida HRS under the Florida Statutes, Chapter 499, to distribute its Natural Interferon product under specific investigative study protocols, through hospitals, pharmacies and Florida licensed physicians for treatment within the State of Florida. The Company eventually received state approval for use of its Alpha Leukoferon((TM)) product in the treatment of MS, HIV/AIDS, AIDS Related Complex and AIDS/Kaposi Sarcoma and 32 types of cancers, hepatitis and certain viral diseases. Through management's decision to focus the Company's efforts and resources, the Company is currently providing product under the Florida Statutes Chapter 499 for the treatment of MS and HIV/AIDS. However, in July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, negotiated an agreement with the Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of other issues. See "Regulation" below. All other previously approved indications for use of Alpha Leukoferon((TM)) are inactive.

         Although the recent capital investments have allowed the Company to reestablish its interferon production and expand its Florida Clinical studies, the Company will require additional financing to engage in clinical trials for the purpose of obtaining FDA and EU approvals for Omniferon((TM)). Clinical testing toward FDA and EU approval is an expensive process which is expected to take several years to accomplish with no assurance such approvals would eventually be obtained.

THE PRODUCT

         The Company has primarily been working with human leukocyte interferon-alpha. Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

         There are two basic types of interferon-alpha differentiated primarily by their method of manufacture and resultant composition. The first, as produced by the Company, is natural, human leukocyte alpha interferon produced by stimulated human white blood cells. The human white blood cells are cultivated and stimulated by the introduction of a harmless stimulating virus that induces the cells to produce natural interferon. The natural interferon is then extracted and purified by chemical and filtration processes to produce a highly concentrated product for clinical use. The second, recombinant alpha interferon, is a genetically engineered synthetic interferon produced by recombinant DNA techniques ("synthetic interferon").

         Studies have indicated that there may be significant differences between the use of natural interferon and synthetic interferon. The Company is advised that studies have found that treatment with synthetic interferon in certain cases may cause an immunological response ("neutralizing and/or binding antibodies") that reduces the effectiveness of the treatment. The Company believes that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to other differences including dosage requirements (less of the natural product is apparently required to treat the subject diseases), the side effects of treatment with natural interferon, in most instances, may be less severe.

THE INDUSTRY

         Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like the Company were working to solve the manufacturing problems associated with industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc., and Schering Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received licenses from the FDA to produce and market their respective alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related cancer. See "Regulation" and "Competition" below.

         After the development of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished, and most clinical studies thereafter were based on the synthetic product, due to its availability and substantially lower unit cost compared to Natural Interferon.

         The medical community's excitement over the potential positive therapeutic results of "interferon" treatment began to dwindle as clinical studies revealed an ever-increasing number of patients treated with Synthetic Interferon were relapsing due to the development of neutralizing and/or binding antibodies. Supposition grew that there may be significant differences between Natural Interferon and Synthetic Interferon, or that there may be disease or dosage related differences.

         Hoffman-LaRoche, Inc., and Schering Plough Corporation continue to actively market their products and continue to advertise and promote the therapeutic benefits of their respective Synthetic Interferon products in medical journals and through direct physician contact. In 1993 Chiron Corp. received FDA approval for its recombinant beta interferon for the treatment of relapsing/remitting MS.

         In addition to the manufacturers of synthetic interferon, a domestic manufacturer of natural interferon-alpha, received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to market their product for this approved indication.

APPLICATION OF INTERFERON

         Multiple Sclerosis Program

         Following approval for use of the Company's product by HRS for the treatment of multiple sclerosis, the Company, in February 1990, entered into a research agreement with the University of Miami School of Medicine, Department of Neurology. This research program related to a state-approved, patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with human leukocyte interferon produced by the Company. The study was conducted on a double blind basis with certain patients receiving different dosage levels of Alpha Leukoferon(TM) and certain patients receiving a placebo. The agreement expired January 30, 1991 and the program concluded by mid-1992. Recently published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with intermittent and progressive MS.

         With the infusion of equity capital commenced in 1993 and continuing through the Offerings completed in August and December, 1994, (see "Recent Developments" above) the Company recommenced research and production and revenue producing studies focusing on multiple sclerosis and HIV/AIDS patients residing in Florida. See above under "Operations."

         Cancer and Viral Diseases

         The Company has distributed human leukocyte interferon-alpha in Florida for cancer patients pursuant to a variety of protocols (specifically delineated structures of treatment). Minimal revenues were obtained in 1991 and 1992 until the Company's interferon inventory was depleted in June 1992. Production recommenced in May 1993.

         The Company received approval from HRS in January 1988 for the intrastate distribution of interferon for the treatment of venereal warts, herpes labialis and genital herpes with the Product in conformance with Florida Statute 499. Due to the Company's limited capital and operations during the last few years, and the Company's focus on MS, HRS placed the cancer, hepatitis and viral protocols on an inactive status. Any indications for the use of interferon for cancer treatment would require resubmission of the protocol for HRS approval. The Company presently does not plan to request reactivation of these protocols.

         In July 1990, the Company received approval from the Florida HRS for an HIV/AIDS treatment protocol with Alpha Leukoferon(TM) in injectable form. The Company's product has been approved for treatment of patients, who are eligible Florida residents, with HIV/AIDS, AIDS Related Complex and AIDS/Kaposi Sarcoma. In September 1993, the Company initiated distribution on a limited basis of its Product under this protocol. At the present time only two individuals are participating in this treatment protocol. However, in December 1994, HRS informed the Company that no new patients may be enrolled under the 499 Program, including those patients with HIV/AIDS, ARC and Kaposi's Sarcoma, until the Company has satisfied HRS regarding compliance with FDA promulgated cGMP requirements. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and the resolution of other issues.

MANUFACTURE OF INTERFERON

         Human source leukocytes ("white blood cells") and a stimulating virus, which raw materials are readily available to the Company, are needed to produce human leukocyte interferon by conventional (non-recombinant) means. A stimulating virus, harmless to humans, is introduced into the white blood cell which induces the cell to produce interferon. The interferon is extracted and purified by chemical and mechanical filtration processes. The Company's natural human leukocyte interferon-alpha is distributed in Florida under the name Alpha Leukoferon(TM). The Company's new Natural Interferon product, Omniferon((TM)), is currently completing its development stage, is intended to be submitted to the U.S. and E.U regulatory authorities to begin clinical testing under the name Omniferon((TM))

         Production methods developed by the Company as well as enhanced methods currently under development (See Research and Development, below) have reduced the Company's costs of production of Natural Interferon and accordingly, the differences in market price between the natural and synthetic interferons. While production of the natural product is still believed to be somewhat more costly on a per unit basis, the Company believes that possible lower dosage requirements for the natural interferon make it a cost effective alternative method of treatment. The Company anticipates that it will be required to make capital expenditures of between $750,000 and $1,500,000 in order to refine, acquire and install new manufacturing equipment associated with its proprietary manufacturing process depending on the amount of equipment and the number of locations in which such equipment will be installed. The Company had entered into an agreement with the University of Nebraska Medical Center for purposes of assisting the Company refining certain aspects of such manufacturing process which involved the payment of $100,000 over the term of such agreement, which was completed in August 1995. The Company is currently negotiating a second phase to this agreement which is expected to commence in October, 1995. The Company believes that its new proprietary manufacturing technology should significantly reduce the cost of production which, in turn, will further reduce the price of the Product, thereby enabling it to be more competitive with the Synthetic Interferons. There can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and product improvement anticipated by management.

         With sufficient inventory to meet current patient demand under the 499 Program and in conjunction with the development of the new proprietary manufacturing technology, the Company discontinued production of its Alpha-Leukoferon((TM)) under its previous manufacturing method in January 1995 Subsequently, in December, Viragen received notice from the HRS concerning production and facilities deficiencies. The Company was advised by HRS that new patients may not be enrolled that were not previously enrolled, and in July 1995, the Company discontinued enrollment of new patients in its 499 Program in response to the HRS request and due to management's determination to focus efforts on obtaining FDA and EU approvals for its Product. In August 1995, the Company reached an agreement with the Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues.

RESEARCH AND DEVELOPMENT

         The entire process of research, development and FDA and/or EU approval (if obtained), of a new pharmaceutical takes several years and requires substantial funding. The Company is not currently engaged in any FDA or EU clinical trials and, while proposed for the future, commencement of such studies is dependent upon obtaining significant additional funding. The Company was one of the first to be licensed in 1983 under Florida law to manufacture and distribute interferon in Florida for certain cancer protocols and for the treatment of viral diseases. The Company's present focus is the continued research and development of Omniferon((TM)) for the treatment of multiple sclerosis and HIV/AIDS. See "Operations" above.

         In 1991, the Company, due to its then serious lack of financial resources, suspended its research and development activities. In 1993, following receipt of additional equity financing, the Company's technical personnel recommenced limited research efforts focusing on improved production techniques. Following the receipt of additional funding from the Company's private placement offerings completed in August and December 1994, research efforts and related costs increased further and can be expected to continue to increase as the Company continues its development efforts towards a new proprietary production technology for Omniferon((TM)). While limited, to the extent that sales revenues exceed the related costs of such sales, gross profits would be available to augment funds available for research and development costs as well as offset selling general and administrative expenses. Research and development costs totaled $605,025 and $17,476 for fiscal years ended June 30, 1995 and 1994, respectively.

         Purification System

         The Company has expended a substantial amount of research and development time and resources towards the development of improved cell stimulation and purification techniques. These processes are believed to enhance the purity of the product while increasing production yields thereby lowering production costs and eventually the sales price of the product. In May 1992, and January 1994, the Company filed patent applications related to certain improved purification processes. See below under the caption "Patents."


MARKETING

         Florida legislation permits, on a limited and controlled basis, the intrastate manufacture, distribution and use of certain investigational drugs, including human leukocyte alpha interferon, for the treatment of patients within the State under protocols approved by the Florida HRS. The Company was one of the first to be licensed in Florida in 1983, to produce and distribute a product under such legislation.

         In December 1994, the Company received notification from the Florida Health and Rehabilitative Services to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and satisfied certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. On March 17, 1995, the Company received further notice from HRS requesting that Viragen demonstrate that its production technology complies with FDA promulgated cGMP and for the Company to continue the postponement of the enrollment of new patients under the 499 Program until the Company demonstrated such compliance. The Company is continuing to provide its Products to patients currently receiving treatment or enrolled in the Company's 499 Program consistent with existing treatment protocols and reporting procedures established for the 499 Program. However, in July 1995, management of the Company determined to discontinue enrollment of new patients under its 499 Program. This decision was based primarily on management's intention to focus the Company's efforts on obtaining FDA and EU approvals for Omniferon(TM) and avoiding complications associated with any further expansion of the 499 Program, which potentially had increasing commercial implications which could hinder the Company's efforts in securing regulatory approvals. In August 1995, the Company reached an agreement with the Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues.

         Management believes that the elimination of enrollment of new patients has limited revenues that would have been generated under the 499 Program. However, management believes that such elimination will not affect the undertaking of clinical trials and the approval process for Omniferon(TM) following submission to the FDA and EU, which submissions represent the focus of the Company's efforts for the foreseeable future.

         Primary Applications

         Multiple Sclerosis

         The Principal Investigator for the Company's state sanctioned multiple sclerosis clinical study at the Multiple Sclerosis Center, University of Miami School of Medicine authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of the Company's Alpha-Leukoferon((TM)) product in the treatment of all types of multiple sclerosis. The abstract was published in the Annals of Neurology in August 1994. The official journal of the American Neurological Association. See above under the caption "Application of Interferon - Multiple Sclerosis Program."
The Company has distributed Product to MS patients wishing to participate in the Florida Clinical Study through enrolled Florida physicians pursuant to its investigational study protocols. See Item 7, "Management's Discussion and Analysis", and "Regulation - Florida Regulation" below.

         Asymptomatic HIV, AIDS, ARC and AIDS/Kaposi's Sarcoma ("HIV/AIDS")

         HIV/AIDS is a progressive, terminal disease for which there are few therapeutic drugs available and no known cure. The Company's Florida HRS-approved protocols permitted interferon to be administered by itself or used together with other drugs in the treatment of HIV/AIDS patients by enrolled Florida physicians. To date, the Company has treated patients on a very limited basis but believes its product may prove efficacious in this area.

         Reimbursement and Payments

         The cost to patients for interferon treatment varies widely depending upon the physician's fee, protocol, dosage and length of treatment. Revenues from the distribution of interferon have been limited, due to the investigational nature of the product, the cost, limited insurance coverage for investigational new drugs, and the regulatory restrictions on advertising and commercialization.

         The current policy of both Medicare and State of Florida Medicaid is not to reimburse for treatment until such time as a drug has been approved for use by the FDA. As such, Medicare and Medicaid presently will not reimburse patients for their costs in being treated with the Company's interferon for multiple sclerosis or HIV/AIDS. Certain private insurers on a limited, case-by-case basis, have in the past paid for treatments using the Company's Product.

         Royalty Agreement

         In consideration of Medicore, Inc., the Company's former Parent, having financed the Company and deferring payment of certain indebtedness (settled for stock in November, 1989, (See Item 13, "Certain Relationships and Related Transactions")), the Company modified its Royalty Agreement with Medicore pursuant to which it was to pay Medicore a royalty of 12% of its net sales up to $20,000,000, of interferon, transfer factor and products using such substances, and a royalty of 7% for sales in excess of $20,000,000. The royalty agreement was to expire on November 6, 2001.

         Pursuant to the Stock Agreement with Cytoferon, the Company and Medicore have further amended the Royalty Agreement to provide for a maximum cap on royalties to be paid to Medicore of $2,400,000, with a schedule of royalty payments due of 5% of the first $7,000,000 of sales of interferon and related products, 4% of the next $10,000,000 of sales and 3% of the next $55,000,000 of sales. This amendment further provided that royalties of approximately $108,000 previously accrued as payable to Medicore prior to the amendment of the Royalty Agreement to be payable as the final payment due under the total $2,400,000 royalty obligation.

PATENTS

         The Company believes its purification techniques are unique and are capable of yielding a superior quality product while reducing related production costs which will enable the Company to eventually further lower the cost of the Product. The Company intends to file an additional patent application relative to such techniques currently under development as soon as feasible. The Company has also submitted several foreign patent applications for this composition and an interferon-based composition for the skin.

         United States patents have been issued to others with respect to genetically engineered organisms and genes and human leukocyte interferon purified to a certain degree. Subject to the extent of such existing patent claims, the Company may have to negotiate license agreements with such patent holders to use such processes and products in the Company's human leukocyte interferon program.

         The validity and enforceability of a patent can be challenged by litigation after its issuance and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that patents now held or obtained in the future will be of substantial protection or commercial benefit to the Company. See "Competition" below.

REGULATION

         Federal

         The Company's activities and the products and processes resulting from such activities are subject to substantial government regulation, both state and federal. The interstate manufacturing, advertising and sale of biologic substances and pharmaceutical products are regulated by, and require approval of, the FDA and comparable state and local agencies. While currently not subject to FDA regulation, the Company, under State of Florida HRS guidelines, must follow strict production procedures and maintain certain standards, generally known as current Good Manufacturing Practices ("cGMP") established by the FDA. The FDA has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of such products. Obtaining FDA approval for commercialization of a new product can take significant time and capital since it involves extensive testing procedures and often lengthy clinical trials measuring product safety, potential toxicity, and efficacy, if any, under specific protocols. The process of obtaining FDA or EU regulatory approval includes extensive animal testing to demonstrate product safety, toxicity and side effects, if any, and preferred dosages; human testing to show the same and to document such findings as effectiveness, toxicity and side effects; and biostatistical analysis of data gathered in such studies, followed by the submission of all information and data.

         At the present time, the Company has no pending application relative to Omniferon((TM)) before the FDA for the treatment of MS or any other disease indications, although the Company intends to eventually submit an Investigative New Drug Application to the FDA. For this purpose, the Company has assembled a Clinical Advisory Committee comprised of scientists, medical researchers and clinicians who will act in an advisory capacity in order to assist the Company in developing the medical, scientific and clinical aspects in support of the Company's anticipated Investigative New Drug Application to be filed with the FDA for approval of Omniferon((TM)).

         In the United States and Europe, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. If Phase II evaluations indicate that a product has shown indications of potential effectiveness and has an acceptable safety profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded population of multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

         Regulatory approval of a new pharmaceutical product often takes five years or more (unless accelerated for life threatening diseases) and involves the expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

         American pharmaceutical manufacturers who sell outside of the United States are also subject to FDA jurisdiction. Semi-finished drugs may be shipped under certain controlled circumstances for further processing, packaging, labeling and distribution to third parties residing in approved foreign countries, subject to such laws as apply in those countries. The Company will have to comply with FDA rules and regulations as well as those of the country to which the Company intends to ship the Product before it will be permitted to export crude or finished interferon products outside the United States.

         Florida

         The Company is and was one of the first to be licensed, in 1983, to manufacture and use investigational drugs in Florida pursuant to Section
499.018 of the Florida Drug and Cosmetic Act. Rules were adopted by Florida HRS allowing certain investigational drugs to be used for the treatment of cancer and viral diseases. The Company originally received approval from Florida HRS to manufacture, distribute and use interferon in injectable form for the treatment of cancers, hepatitis and viral diseases within the State of Florida.

         The Company's cancer, hepatitis and herpes protocols have been placed on inactive status by HRS. See "Application of Interferon-Cancer and Viral Diseases" and "Marketing" above. The Company's current license for the manufacture and distribution of drugs or other immunological products under the Florida regulations is for investigational purposes, not commercialization. Investigational products, such as Alpha Leukoferon(TM), may be distributed to physicians for investigational use for patient treatment in Florida, but under current Florida HRS regulations the product will not be licensed for commercial sale within the state.

         Florida physicians are required to inform the patient in writing that therapy with the Company's product is not approved as a treatment or cure (for each particular disease) by the FDA. The patient is required to sign a written Informed Consent and authorization for the treatment.

         In March 1990, the Company received approval from HRS for the intrastate distribution of its product, under Florida Statute 499.018 for its multiple sclerosis investigational study protocol. In July, 1990, the Company received approval from HRS for use of its product for HIV/AIDS treatment under its investigational study protocols. With respect to HIV/AIDS, interferon treatment is available to patients who are eligible Florida residents for the entire treatment period and are afflicted with HIV, AIDS, ARC or AIDS/Kaposi's Sarcoma. At the time that the Company's protocols were approved for MS and HIV/AIDS, it did not have the sufficient funding to exploit the opportunities available as a result of those approvals. Funding received in 1993 and 1994 enabled the Company to focus its product marketing in these areas. See "Operations" and "Marketing" above.

         In December 1994, the Company received a notice from the HRS citing certain alleged deficiencies in the Company's HRS reporting, manufacturing and distribution process. In March 1995, and in response to various submissions of the Company, Viragen received further notice from HRS relative to the distribution of Alpha Leukoferon(TM) under the 499 Program. In such notice, HRS requested that Viragen demonstrate that both its production technology complies with cGMP and requested additional clarification as to the level of compliance with cGMP necessary to satisfy FDA requirements. HRS further required the Company to continue the postponement of the enrollment of new patients under the 499 Program until the Company demonstrated compliance with cGMP.

         In July 1995, management of the Company determined to discontinue enrollment of new patients under its 499 Program. This decision was based primarily on management's intention to focus the Company's efforts on obtaining FDA and EU approvals for Omniferon(TM) and avoiding complications associated with any further expansion of the 499 Program, which potentially had increasing commercial implications which could hinder the company's efforts in securing regulatory approvals. In August 1995, the Company reached an agreement with Florida HRS which provides for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues. Furthermore, while the Company believes that the elimination of enrollment of new patients has limited revenues that would have been generated under the 499 Program, management believes that such elimination will not affect the approval process for Omniferon(TM) following submission of its application to the FDA and the EU or its financial capacity to undertake these application processes.

         Legislation continually is proposed relating to the safety, efficacy, pricing and labeling of biomedical and pharmaceutical products. The Company is unable to predict what effect, if any, changes in governmental regulations will have on increasing the cost of research and development or affect on the time required to develop and introduce new products.

EUROPEAN UNION

         In accordance with EU regulations, the Company's injectable Alpha Interferon product is classified as a "protein identical to naturally occurring human polypeptides and proteins." The EU regulations specifically provide for a more abbreviated amount of preclinical studies for naturally occurring substances such as the Company's Product than for genetically engineered products. Accordingly, while there can be no assurance, the Company expects to receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

         For purposes of securing approvals and completing the necessary clinical trials relative to the EU as well as to secure a sufficient blood source for the manufacture of the Company's Natural Interferon product following completion of EU trials, in July 1995, the Company and its wholly-owned subsidiary, Viragen (Scotland) Limited ("VSL"), a company incorporated under the laws of Scotland , entered into a License and Manufacturing Agreement with the Common Services Agency (The

"Agency") of Scotland. The Agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish Natural Blood Transfusion Service. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to manufacture alpha interferon from human leukocytes. Securing a facility in the EU which has available a sufficient qualified source of blood derived raw materials was critical to enable the Company to conduct EU clinical trials as well as for subsequent commercial manufacturing.

         In order to conduct clinical trials, the Scottish manufacturing plant must be licensed specifically within EU approved manufacturing SOPs (i.e., Standard Operating Procedures). The Company has engaged a professionally recognized consultant familiar with the EU regulatory process to assist in the manufacturing and product submissions prerequisite to EU approvals. In addition, the Scottish National Blood Service has a full time regulatory department that has obtained approval of numerous EU blood-derived products. The Scottish National Blood Service will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent product approval at the conclusion of the EU clinical studies. At such time as the Scottish National Blood Service obtains a manufacturing license for the Company's Product, Viragen intends to seek FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU will approve the manufacturing or permit clinical testing and distribution of Omniferon(TM) within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Company's Product for clinical trials and subsequent distribution in the United States.

         VSL has been organized by the Company to undertake clinical trials in the European Union and for sale of Omniferon((TM)) and related products in the EU and other countries outside the United States. Viragen has transferred patent and related proprietary rights associated with the production of its Natural Interferon product and related technology to VSL for this purpose. Under the grant of license, VSL has provided the Agency with an exclusive license to use the proprietary rights covered by the License and Manufacturing Agreement for the preparation, manufacture and supply of the Product within the E.U. The Agency has committed to manufacture the Product in sufficient scale to accommodate the EU clinical trials and, thereafter, for subsequent commercial sales in amounts to be agreed upon by the parties. The Agency is also expected to conduct certain studies relevant to the Product and cooperate with VSL and the Company to enable them to comply with the laws and regulations of the EU in connection with the production of Omniferon(TM).

         VSL and the Company, pursuant to the License and Manufacturing Agreement, will provide the Agency with full access to the proprietary technology and specialized equipment, provide suitable training to the Agency's personnel and defray all costs associated with securing permits and regulatory approvals, augmenting the Agency's facilities, if necessary, to manufacture the Product and securing documentation substantiating compliance of the Product with United Kingdom regulatory requirements. The Agency will receive compensation for products manufactured for use in clinical trials in the EU, for products manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices.

         The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Agreement also contains provisions protecting proprietary rights of VSL and the Company and the preclusion of certain competitive activities by the Agency.

COMPETITION

         Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well established and abundantly financed pharmaceutical and commercial entities as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-LaRoche, Inc., Schering Plough Corporation, Biogen, Inc., Chiron Corp., and Berlex Laboratories are producing, selling, and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of cancer and viruses, including MS, AIDS/KS and Hepatitis.

         In addition to the manufacturers of synthetic interferons, a domestic manufacturer of Natural Interferon-alpha, received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials and to market their product for their approved indication.

         The Company believes that competition is also based on production ability, technological superiority, and ability to obtain governmental approval for testing, manufacturing and marketing of the product.

         The Company is not aware of any other drug manufacturer in Florida which is actively marketing products under Florida Statute 499.018.

         The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. The Company's ability to develop products, complete clinical studies and obtain governmental approval in the past have been hampered by a lack of adequate capital. The Company reinitiated production and marketing operations in May 1993 and is not presently a competitive factor in revenue volume in the biopharmaceutical industry. See above under the captions "Recent Developments" and "Operations" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EMPLOYEES

As of September 15, 1995, the Company has 19 employees, of which 11 are Research and Development and Quality Assurance/Quality Control personnel. The remaining 8 employees are administrative. See "Recent Developments" above.

Item 2.  Properties

         The Company owns a 14,000 square foot building at 2343 West 76th Street, Hialeah, Florida. The facility includes executive offices, a laboratory for biomedical research and production and related facilities. The Company refinanced its building through a $600,000 borrowing with a Florida bank under a five year note and mortgage. The loan is reduced in equal monthly principal payments of $2,500 with interest at 2% in excess of the prime rate.
A balloon payment of $450,000 is due August 1, 1996. The mortgage is on the land, building and improvements, equipment and fixtures used in connection with the realty. Medicore has guaranteed the principal and interest on this loan together with expenses and fees upon any default. Medicore has an Acquisition Agreement with the Company giving Medicore the right to cure defaults and assume the mortgage and take title to the property in the event the Company were to default under its mortgage agreement. From the date of any such default, the Company has the right, for a period of six months, to sell the building for the greater of (i) $600,000 or (ii) all sums due under the note and mortgage and to Medicore, all of which aggregate approximately $868,000 at June 30, 1995.

         Prior to the receipt of equity capital in 1993, the Company received advances from Medicore for operating capital. Aggregate indebtedness due Medicore resulting from such advances (exclusive of amounts due under the amended Royalty Agreement) was $384,671 and $406,141 at June 30, 1995 and 1994, respectively. This indebtedness is secured by a $429,400 note and mortgage on the realty and personal property of the Company. See Item 13 "Certain Relationships and Related Transactions."

         The Company has leased 2,800 square feet in this building to Medicore for the latter's administrative offices. The lease is for five years through December 31, 1997, with two five year renewals, at an annual rental of $19,600 plus taxes and utilities.

         The Company considers that its property is generally in good condition, well maintained and is generally suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

Item 3.  Legal Proceedings

         In August 1995, the Company was named as a co-defendant with Cytoferon Corp. in a complaint filed in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida (Infugen Corp. vs. Viragen, Inc. and Cytoferon Corp.), alleging breach of a verbal sales and marketing agreement with the plaintiff regarding Alpha Leukoferon(TM) under the 499 program. Plaintiff is seeking an unspecified amount of monetary damages alleging lost wages, lost profits, out-of-pocket expenditures, attorneys' fees, court costs and interest.

         Discovery has recently commenced, and the Company intends to vigorously defend this suit and believes these claims are without merit.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

         The Company's common stock trades on the OTC Bulletin Board, under the symbol "VRGN". The table below indicates the high and low bid prices for the Company's common stock for the two years ended June 30, 1995.

                                             Bid Price
                                             ---------
                                         High         Low
                                         ----         ---
     1993 - 1994
     -----------
     1st Quarter ended 9/30/93          $ 7/8       $ 5/16
     2nd Quarter ended 12/31/93           7/8         5/16
     3rd Quarter ended 3/31/94           27/32        5/16
     4th Quarter ended 6/30/94            3/4        13/32

     1994 - 1995
     -----------
     1st Quarter ended 9/30/94          $1 13/16    $  3/8
     2nd Quarter ended 12/31/94          1 13/16       1/2
     3rd Quarter ended 3/31/95           1  7/16       1/2
     4th Quarter ended 6/30/95           1  7/16       1/8


         (a) The above quotations represent prices between dealers, and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

         (b) As of September 15, 1994 there were approximately 3,138 shareholders of record.

         (c) The Company has not paid any dividends on its common stock since its incorporation in December, 1980. Since the Company had been in the development stage, has experienced losses since inception (see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), has significant capital requirements in the future, and presently intends to retain future earnings, if any, to finance the expansion of its business it is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The Company has 3,450 shares of 10% Series A Preferred Stock outstanding which are listed in the "pink sheets" published by the National Quotation Bureau, Inc. (not trading on the OTC Bulletin Board). Each share of Series A Preferred Stock is immediately convertible into 4.26 shares of Common Stock. Dividends on the Series A Preferred Stock are cumulative, have priority to the Common Stock and are payable in either cash or Common Stock, at the option of the Company. The Series A Preferred Stock has voting rights only if dividends are in arrears for five annual dividend periods. Upon such occurrence, the voting would be limited to the election of two directors. Voting rights terminate upon payment of the requisite cumulation dividends.


Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totaled $3,952,000 and $1,083,000, for the years ended June 30, 1995, and 1994, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

         Working capital totalled approximately $1,614,000 at June 30, 1995 and increase of $819,000 over the June 30, 1994 year end balance of $795,000. This increase was attributed to the receipt of net proceeds of two private placement offerings completed during fiscal 1995, being reduced primarily by operational losses of approximately $3,952,000.

         During the first quarter the Company realized approximately $2,275,000 representing the balance of the proceeds, net of related expenses, of the Company's $3.5 million private placement offering completed in August 1994 and net proceeds of approximately $1,980,000, net of related expenses, from the Company's second private placement completed in December 1994. Approximately $911,000 in proceeds of the first private offering were received prior to June 30, 1994.

         Certain components of working capital changed significantly between the June 30, 1995 and June 30, 1994 periods, most notably cash balances, which increased from $880,000 to $1,905,000 reflecting the completion of the two private placement offerings and the recommencement of manufacturing operations commencing in May 1993. In December 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to HRS and corrected to their satisfaction certain FDA inspection-related comments concerning the

Company's manufacturing processes and facility. In August 1995, as part of an ongoing negotiation and determination by management to focus efforts on obtaining regulatory approvals, the Company entered into an agreement with HRS which provides for the elimination of future enrollments under its 499 Program, with the possible exception of a limited program for humanitarian purposes, involving offering the Product on a non-payment basis. Accordingly, the Company recorded a $788,000 write-down of its inventory balances to a level reflecting product on-hand needed to complete the course of treatment for patients actively receiving Alpha Leukoferon(TM) and enrolled prior to the elimination of new enrollments. The last patient is scheduled to complete their course of treatment in March 1996. This adjustment was recognized in December 1994, the date the Company received the initial HRS postponement notification.

         Once the manufactured product is bottled, i.e., placed in a final container, it carries a two year expiration. Currently, the Company is shipping product with an expiration date of June 1996. Accordingly, an additional inventory valuation adjustment stemming from product expiration is currently considered unlikely. Additionally, given the Company's industry knowledge related to human leukocyte interferon, particularly in the areas of efficacy and minimal side effects (much of which information was received from the Company sponsored and state sanctioned clinical trial with the University of Miami using the Company's proprietary technology), the Company believes technological obsolescence for the foreseeable future will not impact the marketability of the Company's remaining Product.

         On February 5, 1993, the Company entered into the Stock Agreement ("Stock Agreement") with Cytoferon, pursuant to which Cytoferon had the right to purchase up to 11,640,000 shares of the Company's Common Stock, which would have constituted approximately 49.5% of the then to-be-outstanding Common Stock of the Company. Within the terms of the contract period, which ended May 31, 1993, Cytoferon invested $1,000,000 in the Company in exchange for 6,000,000 shares of Common Stock. In November 1993, the Company negotiated and executed an Additional Stock Purchase Agreement ("Additional Stock Agreement") which provided Cytoferon the right to invest directly or otherwise obtain additional investments of $500,000 within 60 days of execution of the Additional Stock Agreement for 1,667,000 shares of the Company's Common Stock. The investment threshold was subsequently met in part through the purchase of $200,000 in Convertible Debentures of the Company.

         Using the capital invested by Cytoferon, the Company recommenced the production of Alpha Leukoferon((TM)) in May 1993, and began limited distribution of the Product in September 1993 for the treatment of MS and HIV/AIDS patients residing in Florida through physicians specializing in the treatment of those diseases. The Company is seeking to have its newly developed Omniferon((TM)) product embraced as a standard treatment for both intermittent and progressive multiple sclerosis and further believes its Alpha Leukoferon((TM)) and Omniferon((TM)) products may be of benefit for those suffering from HIV/AIDS and related illnesses.

         In August 1994, the Company completed its $3.5 million private placement offering of its Common Stock to accredited investors at $.40 per share, resulting in the issuance of 8,919,000 shares. The net proceeds of the offering were approximately $3,185,000, which are being utilized for the acquisition of laboratory production equipment at an estimated cost of up to $750,000, purchase of a Company-wide computer system, development of FDA study protocols, employment of additional operating and administrative personnel and working capital.

         In December 1994, the Company completed a second private placement, solely to accredited investors, of Common Stock at $.60 per share, realizing gross proceeds of $2,056,000 in consideration for the issuance of 3,426,667 shares. The proceeds are being utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe. See "Part I
- - Business - Recent Developments" and "Research and Development". It is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of Omniferon((TM)) in the EU subject to receipt of additional funding necessary to conduct such trials.

         Previously, the Company was being funded by Medicore, Inc. ("Medicore"), its former parent, and during 1992 received advances in the amount of $301,000 to finance its minimal operations during this period. Aggregate indebtedness due Medicore (inclusive of $108,000 in royalties due under a previous agreement which is payable as the final payment under the $2,400,000 total royalty to be paid) was $493,000 and $545,000 at June 30, 1995 and June 30, 1994, respectively. This indebtedness is secured by a $429,000 note and mortgage on the realty and personal property of the Company.

         While subject to significant limitations, the Company has available net tax operating loss carryforwards of approximately $14,100,000 expiring between 1996 and 2010, which may be used to offset in part taxable income, if any, during those periods.

         In December, 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and corrected to their satisfaction certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached an agreement with the Florida HRS providing for the elimination of new enrollments, with the possible exception of a limited study for HIV/AIDS on a humanitarian basis. The elimination of enrollment of new patients under the 499 Program will causes the loss of revenues the Company would have been able to generate upon enrollment of new paying patients under its 499 Program, which revenues could have offset, in part, the significant cost of conducting clinical trials and obtaining regulatory approvals of Omniferon(TM).

         Under its agreement with the Florida HRS, upon completing the course of treatment of patients currently enrolled under the 499 Program in March 1996, the Company will no longer be authorized to ship any product under the existing 499 Program protocols.

         Management believes that the Company's Omniferon((TM)) product, can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons. Management further believes that working capital currently on-hand, as well as the continued limited distribution of the Product under the 499 Program through March 1996 to existing patients will provide the Company with the funds necessary to continue its current limited level of operations, focused on current research projects, at least through June 30, 1996.

RESULTS OF OPERATIONS

         For the past several years, the Company's limited revenues have been derived from sales of the Company's Alpha Leukoferon((TM)) product, through Florida physicians (primarily neurologists) for the treatment of Multiple Sclerosis in accordance with Florida Statute 499. Distribution of the Company's Product is limited to the State of Florida and is sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permits controlled distribution of the Product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. As indicated above, the Company discontinued enrollment of new patients in its 499 Program and all revenues under this program will cease in March 1996.

         Following the final shipments of Product under the 499 Program in March 1996, the Company will have no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to the successful completion of lengthy clinical trials and the Company's ability to raise significant investment capital to fund such trials. See Part I - Item 1 "Business - Research and Development and Regulation".

         Losses from operations have been incurred since inception and totalled $3,952,000 and $1,083,000 for the years ended June 30, 1995 and 1994, respectively.

         Sales revenues for the year ended June 30, 1995 totalled $574,000 compared to $625,000 for the previous year and were derived from the distribution of the Company's Alpha Leukoferon((TM)) product for the clinical study treatment of Multiple Sclerosis under the State of Florida 499 Program. Sales revenues during the second half of fiscal 1995 declined sharply due to discontinuance of the enrollment of new patients placed on the Company by the Florida HRS.

         In December 1994, the Company received notification from the Florida Health and Rehabilitative Services to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and satisfied certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. On March 17, 1995, the Company received further notice from HRS requesting that the Company demonstrate that its production technology complies with FDA promulgated cGMP and for the Company to continue the postponement of the enrollment of new patients under the 499 Program until the Company demonstrated such compliance. The Company is continuing to provide to patients currently receiving treatment or enrolled in the Company's 499 Program consistent with existing treatment protocols and reporting procedures established for the 499 Program. In July 1995, management of the Company determined to discontinue enrollment of new patients under its 499 Program. This decision was based primarily on management's intention to focus the Company's efforts on obtaining FDA and EU approvals for Omniferon(TM) and avoiding complications associated with any further expansion of the 499 Program, which potentially had increasing commercial implications which could hinder the Company's efforts in securing regulatory approvals. In August 1995, the Company reached a settlement agreement with the Florida HRS which provides for the discontinuation of enrollment of new patients in its 499 Program (except for certain possible limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues. Accordingly, the Company recorded a $788,000 write-down of its inventory balances to a level reflecting product on-hand needed to complete the course of treatment for patients actively receiving the Product and enrolled prior to the discontinuation of new enrollments.

         Management believes that the elimination of enrollment of new patients has limited the revenues that would have been generated under the 499 Program. However, such curtailment will not significantly affect the undertaking of clinical trials and the necessary approval processes for Omniferon(TM) following submission to the FDA and EU, which submissions represent the focus of the Company's efforts at the present time.

         Cost of sales as a percentage of sales revenues totalled 61% for the year ended June 30, 1995 compared to 52% for the comparable period of the preceding year and is expected to increase as a percentage of sales revenues during fiscal 1996. This increase is due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon((TM)) product. This sharp price reduction reflects the Company's efforts to make the Product more price competitive with the Synthetic Interferons, and accordingly, a more viable alternative patient treatment.

         Research and development costs increased significantly during fiscal 1995 over the prior year reflecting the lack of research capital earlier in fiscal 1994 and significantly expanded research efforts associated with the Company's Omniferon((TM)). These costs are expected to continue to increase over future periods as the Company continues to seek improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increase of approximately $600,000 include the hiring of research personnel over the course of the year with salaries and related taxes and benefits totalling approximately $167,000 or 27% of the overall increase. Additionally, research laboratory supplies expense increased approximately $308,000 between the periods. The increase was also due to increases in consulting fees, research related travel and equipment rentals.

         Selling general and administrative expenses increased approximately 60% in fiscal 1995 over the previous year. Components of this net increase which totalled $764,000 included the forgiveness of debt for certain officers and directors associated with Company stock purchases of $338,000 (See "Part III - Item 10 - Executive

Compensation") an increase in administrative salaries of approximately $406,000 a significant portion of which was attributable to, and off-set by, the cancellation of MMS Agreement and the related assumption of certain related employment agreements, and the addition of administrative support clerical personnel with related taxes and benefits. Additionally, fiscal 1995 reflected an increase in travel related expense of approximately $80,000 a significant portion of which was attributed to European travel associated with the establishment of a European production facility and related fact-finding and marketing efforts. During fiscal 1995 the Company also incurred financial consulting fees of approximately $52,000 not incurred in the prior year and an increase in utilities and general office expenses associated with the overall increase in administrative activities. During fiscal 1994, the Company incurred expenses of $117,000 attributable to stock options granted during that period with no similar expense being incurred during fiscal 1995.

         Bad debt expense increased significantly over the prior year primarily due to four patients utilizing the Company's Alpha-Leukoferon((TM)) product under the 499 Program being unable to obtain anticipated insurance reimbursement for product shipments due to Alpha Leukoferon(TM) investigational status. Sales made during fiscal 1994 were not as dependent upon insurance reimbursement for ultimate realization of the related receivables.

         The Company has recognized contract termination expenses of $525,000 in December 1994, reflecting the termination of the contractual relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of Common Stock of Viragen. The transaction was initially approved by the Company's Board of Directors in August 1994, subject to receipt of a fairness opinion, which opinion was received in December 1994. (See Part I - Item 1 "Business - Recent Developments" and Part III - Item 12 - "Certain Relationships and Related Transactions".)

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations during any periods presented.


Item 7.  Financial Statements and Supplementary Data

         The response to this item is submitted in a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None

                                    PART III

Item  9.  Directors and Executive Officers of the Registrant

                                                              Served as
                                  Position with             Officer and/or
      Name                Age     the Company               Director Since
- ---------------           ---     -------------             --------------
Gerald Smith              64      Chairman of
                                  the Board and                     1994
                                  President                         1993

Robert H. Zeiger          51      Chief Executive
                                  Officer and Director              1995

Dennis W. Healey          47      Executive Vice
                                  President,                        1993
                                  Treasurer, Chief                  1994
                                  Financial Officer, Secretary,     1981
                                  and Director                      1989

Charles F. Fistel         34      Executive Vice
                                  President                         1994

Peter D. Fischbein        55      Director                          1981
                                                                    1994

Sidney Dworkin, Ph.D.     73      Director                          1994

Jay M. Haft               59      Director                          1994

William B. Saeger         43      Director                          1994

Jerome E. Treisman        58      Director                          1994


         Gerald Smith, in accordance with the February 1993 Stock Agreement, became a director on February 5, 1993, the date of Cytoferon's Initial Purchase. On May 12, 1993, Mr. Smith became President of the Company. In June, 1994 Mr. Healey relinquished his position as Chairman of the Board of Directors in favor of Mr. Smith. Mr. Smith is Chairman of the Board, Chief Executive Officer and President of Cytoferon. Since 1982, he was a principal stockholder, President, Chief Executive Officer and director of Business Development Corp. ("BDC"), which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint

Venture. From August, 1991 to December, 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a director of Cinescopic Corporation and International Database Service, Inc., computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has discontinued BDC's operations in order to devote all of his time to the Company. See Item 1, "Business" under the captions "Recent Developments" and Item 12, "Certain Relationships and Related Transactions."

Robert H. Zeiger, was appointed Chief Executive Officer and Chief Operating Officer and was elected as a director in May 1995. Mr. Zeiger is a pharmaceutical executive. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., Research Triangle Park, North Carolina, serving as Vice President and General Manager of their Dermatological Division from 1985 to 1988, Vice President and General Manager of Alan & Hansburgs from 1988 to 1991, and Vice President and General Manager of Glaxo Pharmaceuticals from 1991 to 1994. Mr. Zeiger also served as Vice President, Marketing and Sales with Stiefel Laboratories, Coral Gables, Florida, Inc. from 1979 to 1985, as National Sales Manager to Knoll Pharmaceutical Company, Whipping New Jersey from 1971 to 1979.

         Dennis W. Healey was appointed Chairman of the Board and Chief Executive Officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as Chairman of the Board to Mr. Smith and in July 1994 relinquished the position of Chief Executive Officer upon the employment of Mr. Fistel.
Upon Gerald Smith becoming President on May 12, 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of the Company since 1980. Mr. Healey was appointed Secretary in 1994. Mr. Healey is Senior Vice President, Principal Financial Officer and Treasurer of Medicore and was appointed Executive Vice President of its Techdyne affiliate in November, 1991. Mr. Healey is a Certified Public Accountant and joined Medicore in 1976 as its controller. He is also Treasurer of most of Medicore's subsidiaries and serves as Vice President of Dialysis Corporation of America ("DCA"), a subsidiary of Medicore, and Secretary-Treasurer and director of other DCA subsidiaries. Mr. Healey devotes approximately 75% of his business time to the affairs of the Company.

         Charles F. Fistel was appointed Chief Executive Officer upon his employment in July 1994, which position he relinquished to Mr. Zeiger in May 1995, becoming an Executive Vice President of the Company. Mr. Fistel, prior to joining the Company served for two years as an independent financial advisor to publicly-traded and privately-held emerging growth companies. Prior thereto, between 1986 and 1992, he served as Executive Vice President, Chief Financial Officer and a director of Tiger Direct, Inc. (formerly BLOC Development Corporation), a publicly-traded computer technology development, marketing and distribution company. Mr. Fistel is also a Certified Public Accountant.

         Peter D. Fischbein is an attorney who has been practicing law for approximately 30 years. Mr. Fischbein served as the Company's Secretary between May and December 1994. His former firm on occasion represented the Company, Medicore and the Limited Partnership which has certain contracts with the Company. See Item 1, "Business-Research and Development." Mr. Fischbein is also a director of Medicore (since 1984) and Techdyne (since 1985). Mr. Fischbein has been a general partner of several limited partnerships engaged in oil exploration and real estate development. See Item 12, "Certain Relationships and Related Transactions."

         Sidney Dworkin, Ph.D., elected a director in August 1994, was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as Chief Executive Officer of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr. Dworkin has served as Chairman of the Board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as Chairman of Global International, Inc., which is involved in the sale and leasing of modular buildings to hospitals and radiology groups. Between 1990 and the present, Dr. Dworkin has also served as Chairman of the Board of Comtrex Systems, which is engaged in the provision of data processing services. In addition, between July 1988 and the present, Dr. Dworkin has served as Chairman of the Board of General Computer Corp., which is engaged in the marketing of data processing equipment. Dr. Dworkin also serves on the Board of Directors of CCA Industries, Inc., Interactive Technologies, Inc. and Northern Technologies International Corporation, all of which are publicly traded companies.

         Jay M. Haft, elected a director in August 1994, is an attorney and of counsel to Parker Duryee Rosoff & Haft, New York, N.Y and Ruden, Barnett, McCloskey, Smith, Schuster & Russell, Fort Lauderdale, Florida and has been a practicing lawyer since 1959. Mr. Haft has specialized in the representation of emerging growth companies, and has participated in fund raising for a number of leading edge medical technology companies.

         William B. Saeger, elected a director in August 1994, is a Certified Public Accountant with sixteen years experience in corporate strategic planning, financial and tax planning, acquisitions, corporate capitalizations, and analysis and management of financial assets. Mr. Saeger has served as a portfolio manager and analyst for a number of funds and is currently Vice President of Fundamental Management and serves as a Director of Telemac Cellular Corp. Mr. Saeger has also written for financial publications on federal taxation and investment portfolio management.

   There is no family relationship between any of the officers and directors.

         The term of office for the Company's directors is one year and they will serve until the next annual meeting of shareholders. The Company has not held an annual meeting since 1990 although a special meeting was held in May 1993. The Company anticipates holding an annual meeting during the fourth calendar quarter of 1995.

         Cytoferon, a former affiliate of the Company of which Gerald Smith was an executive officer, director and principal shareholder, failed to file a Form 4 on a timely basis reflecting the conversion of convertible debentures previously reported as well as the sale of common stock of Cytoferon which carried the right to acquire 74,999 shares of Common Stock of the Company. Gerald Smith, as the beneficial holder of such securities in his capacity as an executive officer, director and principal shareholder of Cytoferon, similarly failed to file the corresponding Form 4 for such transactions for December 1994.

Item 10.  Executive Compensation and Other Matters

         The following table sets forth information concerning the compensation of the Chief Executive Officers of the Company and two other most highly compensated executive officers as of June 30, 1995.


Name and                                    Other             Restricted                All
Principal                                  Annual             Stock      Options/  LTIP     Other
Position                     Salary     Bonus  Compensation   Awards     SARS(#)   Payouts  Compensation
- --------                     ------     -----  ------------   -------    -------   -------  ------------
Gerald Smith,
Chairman of the
Board and President(1)      $ 70,000     ---     $ 9,317       ------      50,000    ------   -------

Dennis W. Healey,
Exec.V.P.,Treasurer,
CFO and Director  (2)       $ 75,000     ---     $10,167       ------      50,000    ------   -------

Charles F. Fistel
Exec.Vice President,
CEO (former) (3)            $106,615     ---     $19,208       ------      -----     ------   -------

Robert H. Zeiger,
CEO and Director (4)        $ 11,538     ---       ----        ------      -----     ------   -------

(1) Mr. Smith is Chairman of the Board, Chief Executive Officer and President of Cytoferon, a former affiliate of the Company. Cytoferon previously had a consulting and marketing agreement with the Company pursuant to which Cytoferon was entitled to receive consulting fees, commissions, fees for certain foreign transactions and foreign royalties.

         In November 1993, Mr. Smith entered into a two year employment agreement expiring November 18, 1995 with the Company at no salary. The agreement provided for the sale of 750,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments reflecting the shares to be released from escrow in increments of no less than $3,000. These shares were purchased through the issuance of a note in the principal amount of $217,500 in April 1994 with Mr. Smith receiving a bonus equal to the par value ($7,500) of shares purchased. On May 15, 1995, the Company forgave Mr. Smith's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provided for the issuance of 750,000 options to purchase common stock subject to meeting certain production related or capital raising criteria. The criteria were successfully met with the closing of the Company's $3.5 million Private Placement in August 1994 and, accordingly, these options became exercisable. (See Item 1, "Business
         - Recent Developments").

         Mr. Smith had an employment agreement with Cytoferon effective June 2, 1992 for a term ending June 30, 1995. He was provided with an annual salary of $120,000 the first year, $130,000 the second year and $140,000 the third year. The salary for the period prior to May 12, 1993, the completion of the Stock Agreement, was accrued and was payable from available cash. Mr. Smith was entitled to participate in any Cytoferon benefit plans of which there were none. The Cytoferon employment agreement further provided Mr. Smith with certain severance arrangements if there was a change in control of Cytoferon or the Company. In August 1994, the Board of Directors of the Company voted to terminate the Management and Marketing Services Agreement with Cytoferon, terminating all fees payable thereunder, concurrent with the issuance of the 1,750,000 contingently issuable shares subject to receipt of a fairness opinion which was subsequently received. In connection with this transaction, the Company agreed to assume the obligations of Mr. Smith's employment agreement with Cytoferon through November 18, 1995. See Item 1, "Business-Recent Developments", and Item 12, "Certain Relationships and Related Transactions".

   (2) In April, 1994, as modified on December 15, 1994, Mr. Healey entered into an employment agreement expiring November 18, 1995, with the Company at an annual salary of $75,000. The agreement provides for health, life and similar employee benefits generally made available to other employees of the Company, an automobile and related expenses. The agreement further provided for the sale of 125,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments reflecting the shares to be released from escrow in increments of no less than 10,000 shares. These shares were purchased in June 1994 through the issuance of a note in the principal amount of $36,250, with Mr. Healey receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Healey's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provides for the issuance of 125,000 options to purchase common shares at $.30 per share subject to the Company reaching certain production levels or raising certain minimums in capital during the employment contract period, consistent with similar provisions contained in Mr. Smith's November, 1993 employment agreement. These criteria were met in August 1994 and, according, these options became exercisable.

   (3) On July 1, 1994, as modified on December 15, 1994, the Company entered into a two-year employment agreement expiring July 1, 1996 with Charles Fistel to serve as Chief Executive Officer (which position he relinquished to Mr. Zeiger in May 1995, assuming the position of Executive Vice President) at an annual salary of $110,000. The agreement provides for health, life, and similar employee benefits generally made available to other employees of the Company, use of an automobile and related expenses. The agreement provides for the issuance of options to purchase the aggregate of 300,000 shares of Common Stock of the Company at an exercise price of $.30 per share, exercisable with respect to 150,000 shares commencing June 30,

         1995 through July 1, 1999, and exercisable for the remaining 150,000 shares commencing June 30, 1996 through July 1, 2000. The right to exercise such options have accelerated based on the Company having raised certain minimums in capital referred to above.

   (4) On May 9, 1995, the Company entered into a two-year employment agreement expiring May 9, 1997 with Robert H. Zeiger to serve as Chief Executive Officer and Chief Operating Officer of the Company at an annual salary of $120,000. The agreement provides for health, life and similar employee benefits generally made available to other employees of the Company, use of an automobile and related maintenance expenses and reimbursement for expenses incurred in fulfilling his normal responsibilities to the Company. The agreement provides for the issuance of options to purchase the aggregate of 1,000,000 shares of Common Stock of the Company at an exercise price of $.96 per share, exercisable with respect to 500,000 shares commencing May 8, 1996 through May 8, 2000 and exercisable for the remaining 500,000 shares commencing May 8, 1997 through May 8, 2001. The right to exercise such options may be accelerated upon the occurrence of certain material corporate transactions. The options are terminable prior to the lapse of their respective terms only if Mr. Zeiger's employment should be terminated for cause, and, in that event, the options must be exercised to the extent that they have theretofore accrued within 90 days of such termination.

 ADDITIONAL STOCK OPTIONS

         On May 15, 1995, the Company adopted its 1995 Stock Option Plan (the "Plan") under which 4,000,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company upon exercise of options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue code of 1986 or upon exercise of nonstatutory options. The primary purpose of the Plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in the Company's business by encouraging stock ownership. The Plan will be administered by the Compensation Committee of the Company's Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The Plan terminates on May 15, 2005.

         The exercise price of any incentive stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of the grant, and with respect to persons owning more than 10% of the outstanding capital stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Board of Directors or Compensation Committee will determine the term of each option and the manner in which it may be exercised provided that no incentive stock option may be exercisable more than ten years after the date of grant, except for optioneers who own more than 10% of the Company's capital stock, in which case the option may not be for more than five years. Further, no directors of the Company or other person who is not an employee of the Company will be eligible to receive incentive stock options. From the date of grant until 30 days prior to the exercise, the optionee must be an employee of the Company in order to exercise any options, except in the case of disability or death of the employee. Options are not transferable except upon the death of the optionee. In the event of disability, options must be exercised within twelve months of termination of employment as determined by the Board of Directors or the Compensation Committee. Nonqualified options will have similar terms except the exercise price therefor may be determined by the Board of Directors or the Compensation Committee, and the term of such nonqualified options may not extend beyond ten years and one day. The Board of Directors or the Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

         In June 1995, the Company issued 33,000 Incentive Stock Options to non-executive employees under the the Plan. The options granted vest over different periods not exceeding two years.

         In August 1994, the Company issued five-year options to purchase an aggregate of 350,000 shares exercisable at $1.00 per share which were divided equally among the seven directors of the Company (one of whom subsequently resigned). In addition, between May 1994 and March 1995, the Company issued five-year options to purchase an aggregate of 570,000 shares of Common Stock at exercise prices ranging from $.62 to $1.00 per share to six key employees.

         In May 1995, the Company issued 1,000,000 Common Stock purchase options to Mr. Robert H. Zeiger, Chief Executive Officer, Chief Operating Officer and a director, pursuant to an Employment Agreement. Under the terms of the Agreement, 500,000 options become exercisable in May 1996 and 500,000 options become exercisable in May 1997. The options carry a five year term and are exercisable at $.96 per share.

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 15, 1995 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days. At September 15, 1995, there were 35,355,532 shares of Common Stock of the Company outstanding.


                                            Amount
                                           Nature of                         Percent
Name and Address                           Beneficial                           of
of Beneficial Owner                        Ownership (1)                     Class (2)
- -------------------                        -------------                     ---------
Gerald Smith                               1,162,847(3)                        3.2%

Robert H. Zeiger                           1,000,000(4)                        2.7%

Dennis W. Healey                             600,000(5)                        1.7%

Peter D. Fischbein                           300,000(6)                        0.8%

Sidney Dworkin, Ph.D.                        225,244(7)                        0.6%

Jay M. Haft                                  320,744(8)                        0.9%

William B. Saeger                          1,767,776(9)                        5.0%

Officers and Directors
(as a Group 8 persons)                     5,937,866                          16.5%


(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares.

(2)      Based on 35,355,532 shares of common stock outstanding. Exclusive of
         (i) 14,697 shares of common stock reserved for issuance pursuant to conversion of 3,450 outstanding shares of preferred stock each convertible into 4.26 shares of common stock; (ii) 3,380,990 shares of common stock reserved for issuance pursuant to exercise of options and warrants of the Company.

(3) Mr. Smith is Chairman of the Board of Directors and President of the Company. Includes (i) 362,847 shares owned directly by Mr. Smith;
         (ii) 750,000 options exercisable at $.30 per share pursuant to Mr. Smith's Employment Agreement; and (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

(4) Mr. Zeiger is Chief Executive Officer, Chief Operating Officer a Director of the Company. Includes 1,000,000 Common Stock purchase options exercisable at $.96 per share pursuant to Mr. Zeiger's Employment Agreement.

(5) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer and a Director of the Company. Includes (i) 425,000 shares held in Mr. Healey's name; (ii) 125,000 options exercisable at $.30 per share pursuant to Mr. Healey's Employment Agreement; and (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

(6) Mr. Fischbein is a Director of the Company. Includes (i) 125,000 shares held in Mr. Fischbein's name; (ii) 125,000 options exercisable at $.30 per share pursuant to a Sale of Stock and Stock Option Agreement and (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

         Mr. Fischbein disclaims any beneficial ownership of 250,000 shares of common stock held in the name of his wife, and 8,750 shares held in trust for his minor son.

(7) Mr. Dworkin is a Director of the Company. Includes (i) 175,244 shares owned directly by Mr. Dworkin and his wife; and (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

(8) Mr. Haft is a Director of the Company. Includes (i) 220,744 shares owned directly by Mr. Haft; (ii) 50,000 options exercisable at $.30 per share and (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

(9) Mr. Saeger is a Director the Company. Includes (i) 26,100 shares owned directly by Mr. Saeger; (ii) 1,691,676 shares held by Fundamental Management Corp. and Hedge Fund Management. Mr. Saeger holds a controlling position as Fund Manager of the Fundamental Fund Group, holder of these debentures and shares and is considered a beneficial owner and; (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August, 1994.

Item 12.  Certain Relationships and Related Transactions

         Gerald Smith, Chairman of the Board of Directors, President and director of the Company, is the sole shareholder of Cytoferon, a former active affiliate of the Company.

         Peter D. Fischbein, is a director of the Company, and a director of Medicore and Techdyne, was a member of a law firm, now dissolved, which firm acted as counsel to the Company, and Medicore from time to time. Mr. Fischbein's firm also handled the legal work for the Limited Partnership which has licensing agreements with the Company. See Item 1, "Business-Research and Development-Limited Partnership." In December 1994, Mr. Fischbein resigned as Secretary of the Company. In July 1994, Mr. Fischbein, in recognition for several years' services as a director of the Company, was provided the right to purchase 125,000 shares of Common Stock at $.30 per share (market price at that time was approximately $.53 per share), payable through the issuance of a note in the principal amount of $36,250, with Mr. Fischbein receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Fischbein's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors.

         On February 5, 1993, the Stock Agreement with Cytoferon was executed, the initial $100,000 investment was made by Cytoferon and Gerald Smith, Chief Executive Officer, director and principal of Cytoferon became a director of the Company. Upon Cytoferon's additional investment in May, 1993, pursuant to which Cytoferon had invested $1,000,000 for 6,000,000 shares of common stock of the Company (see Item 12, "Security Ownership of Certain Beneficial Owners and Management") Seymour Friend resigned as director. Mr. Friend is an officer and director of Medicore. In May, Cytoferon moved its offices to the Company's facilities in Hialeah, Florida. See Item 2, "Properties." In November 1993 the Company entered into the Additional Stock Purchase Agreement with Cytoferon and thereafter, issued 1,333,333 shares of Common Stock to Cytoferon for an additional investment of $400,000.

         In connection with Cytoferon's investments, the Company entered into a Marketing and Management Services Agreement ("MMS Agreement") with Cytoferon pursuant to which agreement Cytoferon became consultant to and exclusive distributor of products of the Company not approved by the U.S. Food and Drug Administration ("FDA") for national distribution in exchange for certain fees and commissions. The MMS Agreement provided for a management consulting fee of $240,000 per year subject to Cytoferon meeting certain per year and aggregate initial term and renewal term sales requirements. In addition, the MMS Agreement provided that Cytoferon was to have been the exclusive worldwide distributor, subject to maintaining certain sales minimums for all of the Company's non-FDA approved products for three years, a 4% sales commission on such sales, 50% of all fees received by the Company from the sale of any foreign franchises, licenses, technology transfer or joint venture agreements and 20% of any ongoing foreign royalty payments.

         Cytoferon had obtained funds for such investments through sale of $2,181,500 principal amount of its Debentures between February 1993 and March 1994 (net of $849,250 of Debentures which were retired as a result of the settlement of the Cytoferon Debenture holders' suit against Cytoferon, Viragen and certain other parties). Each of the series of Debentures issued by Cytoferon carried an identical interest rate of 8.5%, were convertible into Common Stock of Viragen at $.30 per share and were secured by Common stock of Viragen acquired through Cytoferon's investment in Viragen. The Cytoferon's Debentures were converted into 7,271,666 shares of Common Stock of Viragen in December 1994, at which time accrued interest of $133,364 was converted into 444,547 shares of Common Stock of Viragen also at a conversion ratio of $.30 per share.

         The Company's management believed it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that could arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed the Subsequent Agreement, subject to receipt of a fairness opinion received in December 1994, which terminated the MMS Agreement, the Stock Purchase Agreement and Additional Stock Purchase Agreement and accelerated the issuance of the 1,750,000 shares previously contingently issuable under the Additional Stock Agreement concurrent with the cancellation of the aforementioned agreements.

         Messrs. Sydney Dworkin, Jay M. Haft, and William B. Saeger, Directors of the Company, Mr. Jerome E. Treisman, a former Director, and Charles F. Fistel, an Executive Vice President of the Company, purchased Cytoferon 8-1/2% Convertible Debentures in the respective principal amounts of $40,000, $62,500, $150,000, $22,500 and $50,000 which were convertible into Common Stock of the Company. The principal amount of such Debentures together with accrued interests were converted, effective September 30, 1994 at $.30 per share and accrued interest into 175,244 shares, 220,744 shares, 533,766 shares, 78,668 and 177,922 shares of Common Stock of the Company.

         In November, 1993, the Company issued $200,000 in 8 1/2%, three-year convertible debentures. These debentures were converted at $.30 per share in 666,668 shares of Common Stock on October 31, 1994. These shares are held by Fundamental Management Corp. and Hedge Fund Management, which are investment funds managed by William B. Saeger, a director of the Company.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

 (a)  The following is a list of documents filed as part of this annual report.

         1.      All financial statements

                 See Index to Consolidated Financial Statements


         2.      Exhibits

                 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

                          (i) Plan of Merger between Florida Immunological Institute, Inc. and Vira-Tech, Inc., dated September 30, 1986 (incorporated by reference to the Company's registration statement on Form S-2, dated October 24, 1986, as amended File No. 33-9714 ("1986 Form S-2"), Part II,
                                  Item 16, 2.1)

                          (ii) Articles of Merger of Florida Immunological Institute into Vira-Tech, Inc., dated September 30, 1986 (incorporated by reference to 1986 Form S-2, Part II, Item 16, 2.2)

                 (3)      (i)     Articles of Incorporation and By-Laws
                                  (incorporated by reference to the Company's registration statement on Form S-1, dated
                                  June 8, 1981, as amended, File No. 2-72691,
                                  "Form S-1", Part II, Item 30(b) 3.1 and 3.2)

                          (ii)    Amended Certificate of Incorporation
                                  (incorporated by reference to 1986 Form S-2,
                                  Part II, Item 16, 4.2)

                 (4) Instruments defining the rights of security holders, including indentures

                      (i) Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4)

                      (ii) Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2,
                                  Part II, Item 16, 4.5)

                    (iii) Specimen Certificate for Class B Warrant (incorporated by reference to 1986 Form S-2,
                                  Part II, Item 16, 4.6)

                      (iv) Specimen Certificate for Class C Warrant (incorporated by reference to the Company's Annual Report on Form 10-K, December 31, 1986 ("1986 Form 10-K"), Part IV, Item 14(a)(4)
                                  (vii))

                      (v) Amended and Restated Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.12)

                      (vi) Addendum to the Amended and Restated Warrant Agreement between the Company and Continental Stock Transfer & Trust Company dated March 24, 1987 (incorporated by reference to the 1986 Form 10-K, Part IV, Item 14(a) (4) (ix))

                    (vii) Amendment No. 1 to the Addendum to and to the Amended and Restated Warrant Agreement (incorporated by reference to the Company's Annual Report on Form 10-K, December 31, 1991 ("1991 Form 10-K"), Part IV, Item 14(a)(10)(xxiv))

            (10)     Material contracts

                      (i) Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, File No. 2-89390, dated February 10, 1984 ("Medicore's S-1"), Part II, Item 16(a)(10)(xxxiii))

                      (ii) License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, Part II, Item 16 (a)(10)(xxxiv))

                    (iii) Novation Agreement between the Company, Medicore, Inc. and Immuno International AG, dated October 27, 1986 (incorporated by reference to the Company's Current Report on Form 8-K, dated November 14, 1986 ("November 1986 Form 8-K"), Item 7(c)(iv))

                      (iv) Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K, Item 7(c)(i))

                      (v) Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7 (c)(i))

                      (vi) Promissory Note from the Company to Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K,
                                  Part IV, Item 10(a)(10)(xx))

                    (vii) Loan Agreement between the Company and Medicore, Inc. dated January 31, 1991 (incorporated by reference to the Company's Current Report on Form 8-K dated February 26, 1991, Item 7 (c)(ii))

                   (viii) Amendment to Loan Agreement between the Company and Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV, Item 14(a)(10)(xxi))

                      (ix) Florida Real Estate Mortgage and Security Agreement from the Company to Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K,
                                  Part IV, Item 14(a)(10)(xxii))

                      (x) Human Source Leukocyte Agreement among the Company, Orlando Plasma Corporation and Immuno International AG dated December 4, 1986 (incorporated by reference to 1986 Form S-2, Part II, Item 16, 10.15)

                      (xi) Research Agreement between the Company and the University of Miami dated January 31, 1990 (incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 1990 ("March Form 8-K"), Item 7
                                  (c)(i))

                    (xii) Promissory Note to Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991 ("June, 1991 Form 10-Q"), Part II, Item 6 (a)
                                  (28) (i))

                   (xiii) Mortgage and Security Agreement issued to the Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's June, 1991 Form 10-Q, Part II, Item 6 (a)
                                  (28) (ii))

                    (xiv) Acquisition Agreement between the Company and Medicore, Inc. dated August 2, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV, Item
                                  14(a)(10)(xxiii))

                      (xv)        Lease between the Company and Medicore, Inc.
                                  dated December 8, 1992 (incorporated by
                                  reference to the Company's Current Report on Form 8-K, dated January 21, 1993 ("January 1993 Form 8-K"), Item 7(c)(10)(i))

                    (xvi) Addendum to Lease between the Company and Medicore, Inc. dated January 15, 1993 (incorporated by reference to the Company's January 1993 Form 8-K, Item 7(c)(10)(ii))

                   (xvii) Agreement for Sale of Stock between the Company and Cytoferon Corp. dated February 5, 1993 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 11, 1993, Item 7(c)(28))

                   (xviii) Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1993, Item 7(c)(28)(i))

                    (xix) Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix))

                      (xx) Note and Mortgage Modification Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xx))

                    (xxi) Amendment No. 2 to the Loan Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV,
                                  Item 14(a)(10)(xxi))

                   (xxii) Amendment to Acquisition Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV,
                                  Item 14(a)(10)(xxii))

                   (xxiii) Marketing and Management Services Agreement between the Company and Cytoferon Corp.
                                  dated August 18, 1993 (incorporated by
                                  reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xxiii))

                   (xxiv) Agreement for Sale of Stock between Cytoferon and the Company dated November 19, 1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxiv))

                    (xxv) Employment Agreement between Gerald Smith and the Company dated November 19, 1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxv)) as amended by modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxv))

                   (xxvi) Common Stock Purchase Warrant Agreement between Northlea Partners Ltd. and the Company dated January 6, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxvi))

                   (xxvii) Employment Agreement between Dennis W. Healey and the Company dated April 8, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxvii))as amended by Modified Employment Agreement dated December 15,

                                  1994 (incorporated by reference to the
                                  Company's 1995 SB-2, Part II, Item
                                  27(10)(xxvii))

                 (xxviii) Promissory Note between the Company and Gerald Smith dated April 18, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxviii))

                   (xxix)         Employment Agreement between Charles F.
                                  Fistel and the Company dated July 1, 1994
                                  (incorporated by reference to the Company's
                                  June 30, 1994 Form 10-K, Par IV, Item
                                  14(a)(10) (xxix)) as amended by Modified
                                  Employment Agreement dated December 15, 1994
                                  (incorporated by reference to the Company's
                                  1995 From SB-2, Part II, Item 27(10)(xxix))

                   (xxxi) Placement Agent Agreement and Common Stock Purchase Warrant issued to Laidlaw Equities, Inc. and designees (incorporated by reference to the Company's 1995 Form SB-2, Part II,
                                  Item 27(10)(xxxi))

                   (xxxii) Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company's 1995 Form SB-2,
                                  Part II, Item 27(10)(xxxii))

                 (xxxiii) Modified Sale of Stock and Stock Option Agreement with Peter D. Fischbein (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxiii))

                   (xxxiv) Agreement with Moty Hermon (incorporated by reference to the Company's 1995 Form SB-2,
                                  Part II, Item 27(10)(xxxiv))

                   (xxxv) Agreement with University of Nebraska Medical Center (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxv))

                   (xxxvi) License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company's 1995 Form SB-2,
                                  Part II, Item 27(10)(xxxvi))

                 (xxxvii) Agreed Motion for Consent Final Order and Settlement Agreement dated August 29, 1995.

                 (11)     Statement re computation of loss per share

                 (21)     Subsidiaries of the registrant

                 (27)     Financial Data Schedule (for SEC use only).

              (b)  Reports on Form 8-K filed during the fourth quarter

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VIRAGEN, INC.


                                By /s/ Dennis W. Healey
                                   -------------------------------
                                   DENNIS W. HEALEY,
                                   Executive Vice President, Treasurer,
                                   Principal Financial and Accounting Officer

                                   Dated:  September 21, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                   Date
- ----                       -----                   ----
/s/ Gerald Smith           Chairman of the         September 21, 1995
- --------------------       Board of Directors,
GERALD SMITH               Principal Executive
                           Officer and President


/s/ Robert H. Zeiger       Chief Executive         September 21, 1995
- -----------------------    Officer and Director
ROBERT H. ZEIGER



/s/ Dennis W. Healey       Executive Vice          September 21, 1995
- --------------------       President, Treasurer
DENNIS W. HEALEY           and Principal Financial
                           Officer


/s/ Charles F. Fistel      Executive Vice          September 21, 1995
- ---------------------      President
CHARLES F. FISTEL



/s/ Peter D. Fischbein     Director                September 21, 1995
- ----------------------
PETER D. FISCHBEIN

/s/ Sidney Dworkin         Director                September 21, 1995
- ----------------------                                       --
SIDNEY DWORKIN


/s/ Jay M. Haft            Director                September 21, 1995
- ----------------------                                       --
JAY M. HAFT


/s/ William B. Saeger      Director                September 21, 1995
- ----------------------                                       --
WILLIAM B. SAEGER

                        ANNUAL REPORT ON FORM 10-KSB

                                   ITEM 7

                        LIST OF FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CERTAIN EXHIBITS

                          YEAR ENDED JUNE 30, 1995

                                VIRAGEN, INC.

                              HIALEAH, FLORIDA

FORM 10-KSB


VIRAGEN, INC. AND SUBSIDIARIES


LIST OF FINANCIAL STATEMENTS





The following consolidated financial statements of Viragen, Inc. and subsidiaries are included in Item 7:

         Consolidated balance sheet -- June 30, 1995.

         Consolidated statements of operations -- Years ended
         June 30, 1995 and 1994.

         Consolidated statements of stockholders' equity--
         Years ended June 30, 1995 and 1994.

         Consolidated statements of cash flows -- Years ended
         June 30, 1995 and 1994.

         Notes to consolidated financial statements -- June 30, 1995.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Viragen, Inc.


We have audited the accompanying consolidated balance sheet of Viragen, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                                    Ernst & Young LLP


Miami, Florida
September 5, 1995, except
   for Note I as to
   which the date is
   September 20, 1995

CONSOLIDATED BALANCE SHEET

VIRAGEN, INC. AND SUBSIDIARIES


                                                         June 30,
                                                           1995
                                                         -------
    ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                        $1,904,687
      Accounts and notes receivable,
       less allowance of $19,039                           52,884
      Inventory                                           211,200
      Prepaid expenses                                    104,525
      Other current assets                                  7,928
                                                         --------
            TOTAL CURRENT ASSETS                        2,281,224



    PROPERTY, PLANT AND EQUIPMENT
      Land, building and improvements                   1,191,183
      Equipment and furniture                           1,353,068
                                                        ---------
                                                        2,544,251
      Less accumulated depreciation                    (1,512,069)
                                                        ---------
                                                        1,032,182

    DEPOSITS AND OTHER ASSETS                              16,300
                                                        ---------

                                                       $3,329,706
                                                        =========



     VIRAGEN, INC. AND SUBSIDIARIES




                                                          June 30,
                                                            1995
                                                          --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts payable                                 $  205,543
       Accrued expenses and other
        liabilities                                        399,190
       Current portion of long-term debt                    62,728
                                                         ---------
                 TOTAL CURRENT LIABILITIES                 667,461

     ROYALTIES PAYABLE,
      less current portion                                 107,866

     LONG-TERM DEBT, less current portion                  856,593

     STOCKHOLDERS' EQUITY
       Convertible 10% Series A cumulative
        preferred stock, $1.00 par value.
        Authorized 375,000 shares; issued
        and outstanding 3,450 shares.
        Liquidation preference value: $10
        per share, aggregating $34,500.                      3,450
       Common stock, $.01 par value.
        Authorized 50,000,000 shares;
        issued and outstanding 35,355,532 shares.          353,555
       Capital in excess of par value                   18,406,086
       Common stock subscribed                              45,296
       Deficit                                         (17,110,601)
                                                        ----------
                TOTAL STOCKHOLDERS' EQUITY               1,697,786

                                                        ----------
                                                       $ 3,329,706
                                                        ==========



     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

  VIRAGEN, INC. AND SUBSIDIARIES


                                                 Year Ended
                                                  June 30,
                                            1995             1994
                                        -----------      -----------
  INCOME
    Revenues                              $ 573,677         $624,814
    Interest and other income               148,219           51,807
                                           --------          -------
                                            721,896          676,621
  COST AND EXPENSES
    Cost of goods sold                      348,642          322,262
    Inventory valuation                     788,052
    Depreciation and amortization            97,329           47,257
    Research and development costs          605,025           17,476
    Selling, general and administra-
      tive expenses                       2,028,747        1,264,334
    Bad debt expense                        186,220           20,600
    Contract termination fee                525,000
    Interest expense                         94,720           88,038
                                          ---------        ---------
                                          4,673,735        1,759,967
                                          ---------        ---------

                 NET LOSS                (3,951,839)      (1,083,346)

  Deduct required dividends on
    convertible preferred stock               3,450            3,450
                                         ----------       ----------

    LOSS ATTRIBUTABLE TO COMMON
                     STOCK              $(3,955,289)     $(1,086,796)
                                         ==========       ==========

  LOSS PER COMMON SHARE,
    after deduction for required
    dividends on convertible
    preferred stock                     $      (.12)     $      (.06)
                                         ==========       ==========

    Weighted average shares
       outstanding                       32,137,693       18,686,751
                                         ==========       ==========


See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        VIRAGEN, INC., AND SUBSIDIARIES

                                              Capital
                                             in Excess    Common
                          Preferred  Common    of Par     Stock
                            Stock    Stock     Value    Subscribed   (Deficit)
                          --------- -------  ---------  ----------    -------

   Balance at July 1,
     1993                  $3,700  $178,737 $11,993,947 $            $(12,075,416)

   Options granted to
     Directors                                  117,033

   Conversion of Note
     Payable to Stockholder
     (260,130 shares)                 2,601      75,437

   Purchase of Stock
     Stock Warrants                              20,000

   Purchase of stock
     by Cytoferon
    (1,333,333 shares)               13,333     386,667

   Stock purchase by
     officer (750,000
     shares)                          7,500     217,500

   Stock purchases by
     officer, director
     and affiliate
     (375,000 shares)                                      112,500

   Conversion of Series A
    Preferred Stock           (250)      11         239

   Private placement of
      Common Stock
     (2,534,375 shares)                                  1,013,750

   Private placement
     issuance costs                            (112,100)

   Net loss                                                           (1,083,346)
                             -----  -------  ----------  --------     ----------

   Balance at June 30,
     1994                    3,450  202,182  12,698,723  1,126,250   (13,158,762)

   Repurchase of Warrants
     (584,160 shares)                           (14,604)

   Conversion of
     Convertible Debentures
     (666,668 shares)                 6,666     193,334


                        VIRAGEN, INC., AND SUBSIDIARIES


                                                Capital
                                               in Excess        Common
                         Preferred    Common     of Par         Stock
                           Stock      Stock      Value        Subscribed      (Deficit)
                         ---------   -------    ---------     ----------      ---------
Shares to Cytoferon from
    modification of        $       $ 17,500   $   507,500     $               $
    Agreement

Purchase of Stock by
     Officers and Affiliates
     (375,000 shares)                 3,750       108,750       (112,500)

Private Placement of
   Common Stock
   (8,919,000 shares)                89,190     3,478,410     (1,013,750)
   Issuance costs                                (382,633)

Private Placement of
     Common Stock
     (3,426,667 shares)              34,267     2,021,733
     Issuance costs                               (77,096)

Registration on Form SB-2                        (128,031)

Stock issued to Financial
     Consultants                                                  45,296

Net loss                                                                        (3,951,839)
                           ------  --------   -----------     ----------      ------------

Balance at June 30,
    1995                   $3,450  $353,555   $18,406,086     $   45,296      $(17,110,601)
                           ======  ========   ===========     ==========      ============




See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         VIRAGEN, INC. AND SUBSIDIARIES



                                                           Year Ended
                                                            June 30,
                                                        1995        1994
                                                     ---------- ------------

 OPERATING ACTIVITIES
   Net loss                                        $(3,951,839)  $(1,083,346)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
        Depreciation and amortization                   97,329        47,257
        Interest paid through stock issue                             11,438
        Issuance of common stock to
          officers, employees and others                              11,250
        Consulting fees to be paid in stock
          warrants                                      45,296
        Compensation expense on stock options                        117,033
        Officers notes forgiven on stock purchases     326,250
        Gain on sale of equipment                       (6,000)
        Provision for bad debt expense                 186,220        20,600
        Loss due to write-down of inventory            788,052
        Increase (decrease) relating
        to operating activities from:
          Escrow account                                                68,535
          Accounts and notes receivable               (142,130)     (117,574)
          Inventory                                   (232,781)     (676,345)
          Prepaid expenses                             (68,336)      (19,080)
          Other current assets                           1,725        (7,968)
          Deposit and other assets                      (5,993)       (3,572)
          Accounts payable                            (214,506)      224,792
          Accrued expenses and other
           liabilities                                (152,215)      350,559
                                                      --------       -------
            Net cash used in operating activities   (3,328,928)   (1,056,421)

   INVESTING ACTIVITIES
        Proceeds from sale of equipment                  6,000
        Additions to property, plant and
         equipment, net                               (287,038)      (11,643)
                                                      --------       --------
            Net cash used in investing activities     (281,038)      (11,643)



 VIRAGEN, INC. AND SUBSIDIARIES

                                                           Year Ended
                                                             June 30,
                                                         1995        1994
                                                      ----------   --------
 FINANCING ACTIVITIES
   Payments on long-term debt                         $(54,459)     $(51,066)
   Proceeds from borrowing                              54,200
   Proceeds from sale of common
   stock, to Cytoferon                                               400,000
   Sale (repurchase) of warrants                       (14,604)       20,000
   Proceeds from issuance of
   convertible debentures                                            200,000
   Proceeds from sale of common
   stock, net                                         4,252,621      911,250
   Contract termination fee paid in stock               525,000
   Private Placement issuance costs                                 (112,100)
   Expense payments on SB-2 Registrations              (128,031)
                                                        -------    -----------
       Net cash provided by financing activities      4,634,727    1,368,084

 Increase in cash                                     1,024,761      300,020
 Cash and cash equivalents
   at beginning of period                               879,926      579,906
                                                      ---------      -------
 Cash and cash equivalents
   at end of period                                   $1,904,687  $  879,926
                                                       =========   =========

 Supplemental Cash Flow Information:

 During the year ended June 30, 1995 and 1994 the Company had the following non-cash financing and other disclosable activity:

                                                         1995          1994
                                                     ----------     ----------
    Issuance of Common Stock to
    directors and officers                                          $326,250

    Issuance of Common Stock to
    stockholder in payment of note                                    66,600
    payable

    Issuance of Common Stock for
    convertible debentures                            $200,000

    Issuance of Common Stock to
    officers and affiliate                             112,500

    Stock subscriptions receivable                                   102,500

    Interest paid                                       87,297        74,930

 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRAGEN, INC. AND SUBSIDIARIES


June 30, 1995



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Consolidation: Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc. and Viragen (Scotland) Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market. The timing of the realization of the interferon inventory is dependent upon future events. During the year as part of an agreement reached with the Florida Department of Health and Rehabilitation Services and determination by management to focus efforts on obtaining regulatory approvals, the Company discontinued new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded a write-down of its interferon inventory, effective December 1994, of $788,000. At June 30, 1995, the remaining interferon inventory is comprised of finished goods.

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Loss Per Share: Loss per share has been computed based on the weighted average number of shares outstanding during each period. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted loss per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive.

Reclassifications: Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentations.


NOTE B--CAPITAL STOCK

In August 1994, the Company concluded a Private Placement of its common stock with the issuance of 8,919,000 shares at $.40 per share. At June 30, 1994, 2,534,375 of these shares had been recorded as subscribed. In connection with this offering, the Company agreed to issue 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $.52 per share for a period of five years from date of issuance. Subscriptions receivable of $102,500 at June 30, 1994 related to this private placement were paid on July 16, 1994.

During fiscal 1994, Cytoferon Corporation purchased 1,333,333 shares of common stock at $.30 per share under the terms of a stock purchase agreement. Also during the period, the Company entered into stock purchases and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares were subject to certain performance criteria. In December 1994, the option related performance criteria were met and the remaining 1,125,000 options became exercisable. During the year ended June 30, 1994, $117,000 was charged to operations upon the issuance of the officer and director options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE B--CAPITAL STOCK - Continued


In April 1994, an officer purchased 750,000 shares of common stock at $.30 per share, in accordance with the provisions of his employment agreement. $7,500, the par value of the stock, was charged to operations as compensation expense and a note receivable was recorded for the remaining balance of $217,500. In May 1995, the Board of Directors forgave this note receivable and related interest.

In June 1994, two officers and an affiliate each purchased 125,000 shares of common stock at $.30 per share. $3,750, the par value of the stock, was charged to operations as compensation expense and a note receivable from each individual was recorded on the remaining balance of $36,250. In May 1995, the Board of Directors forgave these notes and related interest.

In December 1993, a stockholder and former director converted a convertible promissory note payable of $66,600 with related accrued interest of $11,439 into 260,130 shares of common stock.

In November 1994, the Company commenced a second Private Placement solely to accredited investors to raise through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately $1,980,000 are being used for the establishment of a research and manufacturing facility in Europe and for general working capital purposes.

On March 31, 1995, 1,190,875 Class A common stock purchase warrants exercisable at $1.63 per share, 600,000 Class B common stock purchase warrants exercisable at $2.93 per share, and 3,029,270 Class C common stock purchase warrants exercisable at $2.08 per share expired with no warrants being exercised.

There are 3,450 shares of 10% Cumulative, Convertible Series A preferred stock of the Company outstanding at June 30, 1995. Each share of preferred stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE B--CAPITAL STOCK--Continued


In 1994, 250 shares of the convertible 10% series A cumulative preferred stock were converted into 1,065 shares of the Company's common stock.

The holders of the preferred stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. The Company has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for common stock is $6.00 per share or higher for a period of ten consecutive business days ("Redemption Trigger Date"). The preferred stock is redeemable at $11.00 per share for a period of five years from the Redemption Trigger Date, and thereafter at $10.00 per share.

The Company has the authority to issue 1,000,000 shares of preferred stock, of which 375,000 shares have been designated as Series A. No other classes of preferred stock have been designated.

Shares of the Company's common stock reserved at June 30, 1995 for possible future issuance are as follows:

        Warrants - consultants                   480,340
        Convertible preferred stock               14,697
        Option plans                           2,563,000
        Directors options                        650,000
        Warrants - private placement             765,650
                                               ---------
                                               4,473,687
                                               =========

In October 1994, $200,000 of convertible debentures were converted into 666,668 shares of common stock.


On May 15, 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. During fiscal 1995, 33,000 options were granted at the market price at the respective date of grant. No options were exercised as of June 30, 1995.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE C--ROYALTY AGREEMENT


In May 1993, the Company renegotiated its royalty agreement with Medicore, Inc. Under the new terms, the Company will pay Medicore 5% of sales to $7,000,000, 4% of the next $10,000,000 and 3% on the next $55,000,000 to a maximum of $2,400,000 in royalty payments. Royalties incurred in prior years under the previous agreement, totaling $108,000 are included in royalties payable. This amount will be paid as the final payment under the $2,400,000 total royalty agreement. Royalties expense incurred totalled $28,826 and $28,000 in 1995 and 1994, respectively.

NOTE D--LONG TERM DEBT

Long-term debt at June 30, 1995 is as follows:


Mortgage note secured by land,
  building and equipment with a
  net book value of $1,032,182
  at June 30, 1995.  Monthly
  principal payments of $2,500
  plus interest at prime plus
  2% with the unpaid balance
  due August 1, 1996                                                     $483,439

Second mortgage secured by land,
  building, equipment and accounts
  receivable.  Monthly principal
  payments of $1,789.17 plus
  interest at prime plus 1% with
  the unpaid balance due
  August 1, 1996                                                          384,671

Capital lease obligations
  resulting from acquisition of
  equipment, with a cost of
  $54,200, capitalized at 10%
  over the term of the leases
  ranging from three to five years                                         51,211
                                                                         --------
                                                                          919,321
                      Less current portion                                 62,728
                                                                         --------
                                                                         $856,593
                                                                         ========

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE D--LONG TERM DEBT--Continued


The prime rate was 9.00% and 7.25% as of June 30, 1995 and 1994, respectively.

Scheduled maturities of long-term debt at June 30, 1995 are: 1996-$62,728; 1997-$828,988; 1998-$9,487; 1999-$9,046;.2000-$9,072

At June 30, 1995 the Company was in default of certain covenants on its mortgage note. The lender waived these defaults and waived compliance with these covenants through July 1, 1996.

Medicore has guaranteed the principal and interest on the mortgage note and expenses and fees upon any default. Medicore has the right to cure defaults and has an Acquisition Agreement with the Company giving Medicore the right to assume the mortgage.

Interest payments on debt totaled $87,297 and $74,930 for the years ended June 30, 1995 and 1994, respectively.

During fiscal 1995, the Company acquired equipment under capital lease agreements at a cost of $54,200, with a carrying value of $50,700, net of related depreciation at June 30, 1995. Depreciation expense for this equipment totalled $3,513 during the year. The aggregate lease commitments at June 30, 1995 are: 1996-$15,719; 1997-$15,719; 1998-$11,772; 1999-$10,456 and
2000-$9,585.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995



NOTE E--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 are as follows:


Deferred tax liabilities:
       Tax over book depreciation          $   65,000
        Other                                  15,000
                                             --------
           Total deferred tax liabilities      80,000

Deferred tax assets:
       Net operating loss carryforwards     4,781,000
       Research and development credit        230,000
       Investment tax credit                   40,000
       Other                                  255,000
                                            ---------
           Total deferred tax assets        5,306,000

Valuation allowance for deferred
         tax assets                         5,226,000
                                            ---------
                                               80,000
                                            ---------
           Net deferred taxes              $   -0-
                                            =========


The increase in the valuation allowance in 1995 was primarily a result of operating losses during the year ended June 30, 1995.

At June 30, 1995, the Company has net operating loss carryforwards of approximately $14,100,000 and tax credits of approximately $270,000 for income tax purposes that expire in years 1996 through 2010. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. On December 31, 1994, the Company had an ownership change as defined by Internal Revenue Code #382 which causes the utilization of the above mentioned net operating loss and tax credits to be limited to approximately $1,266,000 per year.

The difference between the amount that results from applying the statutory income tax rate to the loss before income tax benefit and the amount of benefit recognized ($-0- for both year) results primarily from the change in the valuation allowance.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE F--TRANSACTIONS WITH RELATED PARTIES

In November 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures, at the holders option were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October 1994, these debentures were converted into 666,668 shares of common stock. These shares are held by Fundamental Growth Partners, Ltd., Fundamental Associates, Ltd., Hedge Fund Partners, Ltd. and Fundamental Resources, Ltd., which are investment funds managed by William B. Saeger, a director of the Company.

Legal fees of $24,000 were paid to the former secretary of the Company during the year ended June 30, 1994.

During the fourth quarter 1994, the Company made a series of short-term borrowings from Cytoferon Corp. (see Note G) represented by notes payable bearing interest at 10%. At June 30, 1994 such notes totalled $60,000 and were repaid in July 1994.

NOTE G--AGREEMENT FOR SALE OF STOCK

On February 5, 1993 the Company entered into a Stock Agreement with Cytoferon Corp. ("Cytoferon") to purchase up to 11,640,000 shares of the Company's common stock for consideration of $1,500,000 ("Maximum Investment"). By May 31, 1993, the expiration of the investment period, the Company had received the Minimum Purchase under the terms of the stock agreement, $1,000,000 in exchange for 6,000,000 shares of common stock at $.167 per share. This price reflects the receipt, by Cytoferon, of a 20% bonus of common stock due upon having reached the Minimum Purchase.

On November 19, 1993, the Company entered into an Additional Stock Purchase Agreement under which terms Cytoferon purchased an additional 1,333,333 common shares at $.30 per share.

The funds invested enabled the Company to reinitiate production of its interferon product, Alpha Leukoferon(TM), and to reinitiate the marketing of the product through physicians specializing in the treatment of multiple sclerosis and AIDS related cancer patients residing in the State of Florida.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE G--AGREEMENT FOR SALE OF STOCK--Continued


Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced pro-rata. The MMS
Agreement also provided for a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the Company to pay Cytoferon 50% of fees paid for foreign licensing, franchising and transfer of technology plus 20% of any royalties the Company would have received from foreign agreements. All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the years ended June 30, 1995 and 1994, the Company incurred management fees of $140,000 and $100,100 and sales commission expenses of $10,690 and $25,100 respectively, under the terms of the MMS Agreement.

In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believes that it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that may arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations. As a result of this transaction, the Company recognized a contract termination fee expense of $525,000 in August 1994.

VIRAGEN, INC. AND SUBSIDIARIES

June 30, 1995


NOTE H--RESEARCH AND DEVELOPMENT AGREEMENTS


In 1983, the Company contracted with Viragen Research Associates Limited Partnership ("Limited Partnership") for the Company to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. The Company received $456,500 from the Limited Partnership and assigned all of its patent rights to the processes and products to the Limited Partnership for $5,000 and an exclusive worldwide licensing agreement. The Limited Partnership is to receive 5% of the gross revenues of such products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of such products. Approval to sell these products commercially has not yet been received.

NOTE I--SUBSEQUENT EVENT

On September 20, 1995, the Company entered into an agreement and Plan of Reorganization ("Agreement") with Sector Associates, Ltd.("Secto"), a Delaware corporation. Under the terms of the Agreement, the Company will acquire a 94% interest in Sector in exchange for it's 100% interest in Viragen (Scotland) Limited in a reverse acquisition transaction. Sector is a publicly traded corporation which will contain net cash assets of $800,000 at the transaction closing date scheduled to occur in October 1995. The Company, through Sector, plans to undertake additional financing transactions to underwrite domestic and European research and clinical trial activities.

                                 EXHIBIT INDEX


(10)     Material Contracts


     (xxxvii) Agreed Motion for Consent Final Order and Settlement Agreement dated August 29, 1995.

     (xxxviii)   Agreement and plan of reorganization with Sector Associates,
                 Ltd. Dated September 19, 1995.

(11)     Statement re computation of per share earnings

(21)     Subsidiaries of the registrant.

(27)     Financial Data Schedule (for SEC use only).