Form 10QSB
period 1995-09-30
VIRAGEN INC
filed 1995-11-14
CIK 353482

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
Commission file number 0-10252
                       -------

                                VIRAGEN, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                     59-2101668
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 2343 West 76th Street, Hialeah, Florida                   33016
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                (305) 557-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               NOT APPLICABLE
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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
Common Stock Outstanding:

         Common Stock, $.01 par value - - 35,496,382 shares as of
         November 6, 1995.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX




PART I - FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended September 30, 1995 and September 30, 1994 include the accounts of the Registrant and its subsidiaries.


Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1995 and September 30, 1994.

         2) Consolidated Condensed Balance Sheets as of September 30, 1995 and June 30, 1995.

         3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1995 and September 30, 1994.

         4) Notes to Consolidated Condensed Financial Statements as of September 30, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended
                                           September 30,
                                          1995          1994
                                          ----          ----
INCOME
  Revenues                            $  104,225    $  150,178
  Interest and other income               26,191        13,866
                                      ----------    ----------
                                         130,416       164,044

COSTS AND EXPENSES
  Cost of goods sold                      83,808        89,716
  Depreciation and amortization           48,209        15,168
  Research and development
   costs                                 287,284        50,924
  Selling, general and
   administrative expenses               440,560       281,028
  Contract termination fee                             525,000
  Directors & Officers options granted   183,144
  Interest expense                        22,960        25,742
                                      ----------    ----------
                                       1,065,965       987,578
                                      ----------    ----------
                   NET LOSS             (935,549)     (823,534)

Deduct required dividends on
  convertible preferred stock                863           863
                                      ----------    ----------

         LOSS ATTRIBUTABLE TO COMMON
         STOCK                        $ (936,412)   $ (824,397)
                                      ==========    ==========

LOSS PER COMMON SHARE,
  after deduction for required
  dividends on convertible
  preferred stock                     $     (.03)   $     (.03)
                                      ==========    ==========

Weighted average shares outstanding   35,416,738    26,018,878
                                      ==========    ==========





See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                      September 30,     June 30,
                                          1995          1995 (A)
                                      -------------    ---------
                                       (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents           $1,053,512     $1,904,687
   Accounts and notes receivable,
     less allowance of $19,039
     at September 30, 1995 and
     June 30, 1995                         93,005         52,884
   Inventory                              104,928        211,200
   Prepaid expenses                        79,553        104,525
   Other current assets                     9,657          7,928
                                        ----------     ---------
            TOTAL CURRENT ASSETS        1,340,655      2,281,224


PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements      1,192,921      1,191,183
   Equipment and furniture              1,388,000      1,353,068
                                        ---------      ---------
                                        2,580,921      2,544,251

 Less accumulated depreciation         (1,559,849)    (1,512,069)
                                        ---------      ---------
                                        1,021,072      1,032,182

DEPOSITS AND OTHER ASSETS                  15,486         16,300
                                        ---------      ---------

                                       $2,377,213     $3,329,706
                                        =========      =========

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

                                           September 30,     June 30,
                                               1995          1995 (A)
                                           -------------    ----------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $    54,637     $   205,543
   Accrued expenses and other
      liabilities                              338,228         399,190
   Current portion of long-term debt           866,522          62,728
                                            ----------      ----------
          TOTAL CURRENT LIABILITIES          1,259,387         667,461

ROYALTIES PAYABLE, less current portion        107,866         107,866

LONG-TERM DEBT, less current portion            38,829         856,593

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative
      preferred stock, $1.00 par value
      Authorized 375,000 shares; issued
      and outstanding 3,450 shares.
      Liquidation preference value:  $10
      per share, aggregating $34,500             3,450           3,450
      Common stock, $.01 par value.
      Authorized 50,000,000 shares; issued
      and outstanding 35,496,382 shares
      at September 30, 1995 and
      35,355,532 at June 30, 1995              354,964         353,555
   Capital in excess of par value           18,658,867      18,406,086
   Common stock subscribed                                      45,296
   Deficit                                 (18,046,150)    (17,110,601)
                                            ----------      ----------
         TOTAL STOCKHOLDERS' EQUITY            971,131       1,697,786
                                            ----------      ----------

                                           $ 2,377,213     $ 3,329,706
                                            ==========      ==========





(A) Reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Three Months Ended
                                               September 30,
                                           1995            1994
                                           ----            ----
OPERATING ACTIVITIES:
Net loss                               $ (935,549)     $ (823,534)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization              48,209          33,168
   Contract termination fee paid in stock                 525,000
   Compensation Expense on options        183,144
   Increase (decrease) relating to
   operating activities from:
     Accounts receivable                  (40,121)        (37,744)
     Interferon inventory                 106,272        (216,346)
     Prepaid expenses and other
     current assets                        23,243         (42,868)
     Deferred expenses and other assets       814             430
     Accounts payable                    (150,906)       (194,400)
     Accrued expenses and other
     liabilities                         ( 60,962)       (189,495)
                                        ---------       ----------
           Net cash used in operating
              activities                 (825,856)       (962,820)

INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net of minor disposals       (37,099)        (71,751)
                                        ---------       ---------
           Net cash used in investing
              activities                  (37,099)        (71,751)
                                        ---------       ---------

FINANCING ACTIVITIES:
Proceeds from exercise of Common
   Stock Warrants                          25,750
Proceeds from sale of common stock
  net of related expenses                               2,273,716
Payments/reclassifications on
   long-term debt                         (13,970)         (7,500)
Payments to Medicore                                       (5,368)
                                        ---------       ---------
          Net cash provided by (used)
             in financing activities      (11,780)      2,260,848
                                        ---------       ---------
Increase (decrease) in cash and cash
   equivalents                           (851,175)      1,226,277

Cash and cash equivalents
   at beginning of period               1,904,687         879,926
                                        ---------       ---------
Cash and cash equivalents
   at end of period                    $1,053,512      $2,106,203
                                        =========       =========

Non-cash items:
Maturities of long term debt           $  804,453

See notes to consolidated condensed financial statements.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Consolidation: Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Technology, Inc. and Viragen (Scotland) Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market.
During fiscal 1995 as part of an agreement reached with the Florida Department of Health and Rehabilitation Services and determination of management to focus efforts on obtaining regulatory approvals, the Company discontinued new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded a write-down of its interferon inventory, effective December 1994, of $788,000. At June 30, 1995 and September 30, 1995, the remaining interferon inventory is comprised of finished goods.

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

Reclassifications: Certain reclassifications have been made to the fiscal 1995 Financial Statements to conform to the fiscal 1996 presentations.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE B--INTERIM ADJUSTMENTS

The financial summaries for the three months ended September 30, 1995 and September 30, 1994 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1995.


NOTE C--CAPITAL STOCK

In August 1994, the Company completed its $3.5 million Private Placement offering of its common stock to accredited investors at $.40 per share with the issuance of 8,919,000 shares. The net proceeds of the offering of approximately $3,185,000 were utilized for the acquisition of laboratory production equipment, purchase of a Company-wide computer system, development of clinical study protocols, employment of additional research and administrative personnel and working capital. At June 30, 1994, 2,534,375 shares had been recorded as subscribed. In connection with this offering, the Company issued 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $.52 per share for a period of five years from date of issuance.

In November 1994, the Company commenced a second Private Placement to accredited investors to raise through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately $1,980,000 are being used for the establishment of a research and manufacturing facility in Europe and for general working capital purposes.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE C--CAPITAL STOCK--Continued


During fiscal 1994, the Company entered into stock purchases and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares were subject to certain performance criteria. During the quarter ended September 30, 1994, the option related performance criteria were met and the remaining 1,125,000 options became exercisable.

In April 1994, an officer purchased 750,000 shares of common stock at $.30 per share, in accordance with the provisions of his employment agreement, $7,500 the par value of the stock, was charged to operations as compensation expense and a note receivable was recorded for the remaining balance of $217,500. In May 1995, the Board of Directors forgave this note receivable and related interest.

In June 1994, two officers and an affiliate each purchased 125,000 shares of common stock at $.30 per share, $3,750 the par value of the stock, was charged to operations as compensation expense and a note receivable from each individual was recorded on the remaining balance of $36,250. In May 1995, the Board of Directors forgave these notes and related interest.

On March 31, 1995, 1,190,875 Class A common stock purchase warrants exercisable at $1.63 per share, 600,000 Class B common stock purchase warrants exercisable at $2.93 per share, and 3,029,270 Class C common stock purchase warrants exercisable at $2.08 per share expired with no warrants being exercised.

There are 3,450 shares of 10% Cumulative, Convertible Series A preferred stock of the Company outstanding at September 30 and June 30, 1995. Each share of preferred stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock.

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

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE C--CAPITAL STOCK--Continued


The Company has the authority to issue 1,000,000 shares of preferred stock, of which 375,000 shares have been designated as Series A. No other classes of preferred stock have been designated. Shares of the Company's common stock reserved at September 30, 1995 for possible future issuance are as follows:

         Warrants - consultants                             730,340
         Convertible preferred stock                         14,697
         Option plans - employees, officers & directors   5,998,000
         Warrants - private placement                       759,400
                                                          ---------
                                                          7,502,437
                                                          =========

On May 15, 1995 as amended in September 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code. During Fiscal 1995, 33,000 options were granted at the market price at the respective date of grant. In September 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provision of the 1995 Stock Option Plan. The options granted have an exercise price of $.50 per share and are exercisable for a period of five years. During September 1995, the Company recognized compensation expense of $183,144 as a result of these options.

During September 1995, 75,000 warrants issued to a financial consultant having an exercise price of $.30 per share and 6,250 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. No employee, officer or director options were exercised during the quarter ended September 30, 1995.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE D--ROYALTY AGREEMENT

In May 1993, the Company renegotiated its royalty agreement with Medicore, Inc. Under the new terms, the Company will pay Medicore 5% of sales to $7,000,000 4% of the next $10,000,000 and 3% on the next $55,000,000 to a maximum of $2,400,000 in royalty payments. Royalties incurred in prior years under the previous agreement, totaling $108,000 are included in royalties payable. This amount will be paid as the final payment under the $2,400,000 total royalty agreement. Royalties expense incurred totaled $5,211 and $7,509 for the three month periods ended September 30, 1995 and 1994, respectively.


NOTE E--LONG TERM DEBT


Long-term debt at September 30, 1995 is as follows:

Mortgage note secured by land, building and
equipment with a new book value of $1,021,072
at September 30, 1995.
   Monthly principal payments of $2,500 plus
   interest at prime plus 2% with the
   unpaid balance due August 1, 1996.................... $475,939
Second mortgage secured by land, building,
equipment and accounts receivable.
   Monthly principal payments of $1,789
   plus interest at prime plus 1% with the
   unpaid balance due August 1, 1996....................  379,303
Capital lease obligations resulting from
acquisition of equipment, with a cost of
$54,200, capitalized at 10% over the term
of the lease ranging from three to five years...........   50,109
                                                          -------
                                                          905,351
Less current portion....................................  866,522
                                                          -------
                                                         $ 38,829
                                                          =======

The prime rate was 9.00% September 30, 1995 and at June 30, 1995.

Scheduled maturities of long-term debt at September 30, 1995 are:
1996-$866,522;  1997-$12,636;  1998-$8,395;  1999-$9,274;
2000-$6,716.

At June 30, 1995, the Company was in default of certain non financial covenants on its mortgage note. The lender waived these defaults and waived compliance with these covenants through July 1, 1996.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE E--LONG TERM DEBT--Continued


Medicore, Inc., the Company's former parent, has guaranteed the principal and interest on the mortgage note and expenses and fees upon any default. Medicore has the right to cure defaults and has an Acquisition Agreement with the Company giving Medicore the right to assume the mortgage.

Interest payments on debt totaled $21,967 and $20,661 for the three month periods ended September 30, 1995 and 1994, respectively.

During fiscal 1995, the Company acquired equipment under capital lease agreements at a cost of $54,200 with a carrying value of $47,553 net of related depreciation at September 30, 1995. Depreciation expense for this equipment totaled $3,197 for the three months ended September 30, 1995. The aggregate lease commitments at September 30, 1995 are: 1996-$15,719; 1997-$15,719;
1998-$11,772; 1999-$10,456 and 2000-$9,585.


NOTE F--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 are as follows:

         Deferred tax liabilities:
           Tax over book depreciation.......................         $   65,000
           Other............................................             15,000
                                                                      ---------
                          Total deferred tax liabilities...........      80,000
         Deferred tax assets:
           Net operating loss carryforwards.................          4,781,000
           Research and development credit..................            230,000
           Investment tax credit............................             40,000
           Other............................................            255,000
                                                                      ---------
                          Total deferred tax assets................   5,306,000
         Valuation allowance for deferred tax assets........          5,226,000
                                                                      ---------

                                                                         80,000
                                                                      ---------
                          Net deferred taxes....................... $   -0-
                                                                      =========

The increase in the valuation allowance in 1995 was primarily a result of operating losses during the year ended June 30, 1995.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE F--INCOME TAXES--Continued


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

The difference between the amount that results from applying the statutory income tax rate to the loss before income tax benefit and the amount of benefit recognized ($-0-for both years) results primarily from the change in the valuation allowance.


NOTE G--TRANSACTIONS WITH OTHER RELATED PARTIES

In November 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures at the holders option were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October 1994, these debentures were converted into 666,668 shares of common stock. These shares are held by Fundamental Growth Partners, Ltd., Fundamental Associates, Ltd., Hedge Fund Partners, Ltd., and Fundamental Resources, Ltd., which are investment funds managed by William B. Saeger, a director of the Company.


NOTE H--AGREEMENT FOR SALE OF STOCK

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

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE H--AGREEMENT FOR SALE OF STOCK--Continued

The funds invested enabled the Company to reinitiate production of its interferon product, Alpha Leukoferon(TM), and to reinitiate the marketing of the product through physicians specializing in the treatment of multiple sclerosis and HIV/AIDS patients residing in the state of Florida.

Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced pro-rata. The MMS
Agreement also provided for a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the Company to pay Cytoferon 50% fees paid for foreign licensing, franchising and transfer of technology plus 20% royalties the Company would have received from foreign agreements. All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the three month period ended September 30, 1994 the Company incurred management fees and sales commissions expenses of $60,000 and $34,000 respectively.

In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believed that it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that may arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations. As a result of this transaction, the Company recognized a contract termination fee expense of $525,000 in August 1994.

VIRAGEN, INC. AND SUBSIDIARIES

September 30, 1995

NOTE I--SUBSEQUENT EVENT


On September 20, 1995, the Company entered into an agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company will acquire a 94% interest in Sector in exchange of it's 100% interest in Viragen (Scotland) Limited in a reverse acquisition transaction. Sector is a publicly traded corporation which will contain net cash assets of $800,000 at the transaction closing date scheduled to occur in December 1995. The Company, through Sector, plans to undertake additional financing transactions to underwrite domestic and European research and clinical trial activities.

On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing an additional $300,000 capital contribution to Sector within thirty days, and the modification of a related investment banking agreement. The loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited and is guaranteed by Viragen, Inc. Upon closing of the Agreement, the principal amount of the note with related interest shall be deemed contributed capital to Sector. Absent the successful closing of the Agreement, the note and related interest are due May 7, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses have totaled approximately $936,000, $3,955,000 and $1,087,000 for the three month period ended September 30, 1995 and years ended June 30, 1995 and 1994 respectively. See "Results of Operations" below

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled approximately $81,000 at September 30, 1995, a decrease of $1,533,000 from the year end balance. This decrease was attributable to operational losses during the quarter and the reclassification as current two mortgages due August 1, 1996 totaling $855,242 previously carried as long term liabilities. The Company is currently negotiating replacement financing for these mortgages.

         In August 1994, the Company completed a $3.5 million private placement offering of its Common Stock to accredited investors at $.40 per share, resulting in the issuance of 8,919,000 shares. The net proceeds of the offering of approximately $3,185,000 were utilized for the acquisition of laboratory production equipment, the purchase of a Company-wide computer system, development of clinical study protocols, employment of additional research and administrative personnel and working capital.

         In December 1994, the Company completed a second private placement, solely to accredited investors, of Common Stock at $.60 per share, realizing gross proceeds of $2,056,000 in consideration for the issuance of 3,426,667 shares. The proceeds are being utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe. It is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Omniferon(TM) in the EU subject to receipt of additional funding necessary to conduct such trials.

         Previously, the Company was being funded by Medicore, Inc. ("Medicore"), its former parent, and during 1992 received advances in the amount of $301,000 to finance its minimal operations during this period. Aggregate indebtedness due Medicore (inclusive of $108,000 in royalties due under a previous agreement which is payable as the final payment under the $2,400,000 total royalty to be paid) was $471,530 and $493,000 at September 30, 1995 and June 30, 1994, respectively. This indebtedness is secured by a $429,000 note and mortgage on the realty and personal property of the Company. This note matures August 1, 1996 and, accordingly has been classified as a current liability at September 30, 1995.

         While subject to significant limitations, the Company has available net tax operating loss carryforwards of approximately $14,800,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

         In December 1994, the Company received notification from HRS to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and corrected to their satisfaction certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached an agreement with the Florida HRS providing for the elimination of new enrollments, with the possible exception of a limited study for HIV/AIDS on a humanitarian basis. The elimination of enrollment of new patients under the 499 Program will cause the loss of revenues the Company would have been able to generate upon enrollment of new paying patients under its 499 Program, which revenues could have offset, in part, the significant cost of conducting clinical trials and obtaining regulatory approvals of Omniferon(TM).

         Under its agreement with Florida HRS, upon completing the course of treatment of patients currently enrolled under the 499 Program in March 1996, the Company will no longer be authorized to ship any product under the existing 499 Program protocols.

         On September 20, 1995, the Company entered into an Agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company will acquire a 94% interest in Sector in reverse acquisition transaction. Sector is a publicly traded corporation which will contain net cash assets of $800,000 at the transaction closing date scheduled to occur in December 1995. The Company, through Sector, plans to undertake additional financing transactions to underwrite domestic and European research and clinical trial activities.

         On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing, the contribution of an additional $300,000 capital contribution to Sector within thirty days, and the modification of a related investment banking agreement. The loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited and is guaranteed by Viragen, Inc. Upon closing of the Agreement, the principal amount of the note with related interest shall be deemed contributed capital to Sector. Absent the successful closing of the Agreement, the note and related interest are due May 7, 1996.

         Management believes that the Company's Omniferon(TM) product can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons. Management further believes that working capital currently on-hand, as well as the continued limited distribution of its Alpha Leukoferon(TM) under the 499 Program through March 1996 to existing patients and the funding received and scheduled under the Agreement and Plan of Reorganization will provide the Company with the funds necessary to continue its current level of operations, focused on current research projects, at least through September 30, 1996.


RESULTS OF OPERATIONS

         For the past several years, the Company's limited revenues have been derived from sales of the Company's Alpha Leukoferon(TM) product ("Product") through Florida physicians (primarily Neurologists) for the treatment of Multiple Sclerosis in accordance with Florida Statute 499. Distribution of the Company's Product is limited to the State of Florida and is sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permits controlled distribution of the Product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. As indicated above, the Company discontinued enrollment of new patients in its 499 Program and all revenues under this program will cease in March 1996.

         Following the final shipments of Product under 499 Program in March 1996, the Company will have no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to the successful completion of lengthy clinical trials and the Company's ability to raise significant investment capital to fund such trials.

         Losses from operations have been incurred since inception and totaled approximately $936,000 and $824,000 for the three month periods ended September 30, 1995 and 1994, respectively.

         Sales for the quarter ended September 30, 1995 totaled $104,000 and were derived almost entirely from distribution of the Company's Alpha Leukoferon(TM) product for the clinical study treatment of multiple sclerosis. Sales during the comparable period totaled $150,000. This decline was due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

         Cost of sales as a percentage of sales revenues totaled 80% for the three month period ended September 30, 1995 compared to 60% for the comparable period of the preceding year. This increase is due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon(TM) product during fiscal 1994. This sharp price reduction reflects the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment.

         Research and development costs of $287,000 for the first quarter of fiscal 1996 reflect a $236,000 increase of the same period of the preceding year. This sharp increase was attributable primarily to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to increase for at least the next three quarters, as the Company works towards regulatory approval submissions in the EU for Omniferon(TM), currently planned for mid-calendar 1996. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increase of approximately $236,000 include the hiring of additional research personnel with salaries and related taxes and benefits totaling approximately $113,000 or 47% of the overall increase. Additionally, research laboratory supplies expense increased approximately $115,000 between the periods. The increase was also due to increase in consulting fees, travel and equipment rentals.

         Selling general and administrative expenses increased approximately 57% during the quarter ended September 30, 1995 over the comparable previous year period. Components of this net increase included an increase in administrative salaries with related taxes and benefits of approximately $96,000. Additionally, the quarter ended September 30, 1995 reflected an increase in travel related expense of approximately $18,000 a significant portion of which was attributed to European travel associated with the establishment of a European production facility and related fact-finding and marketing efforts.

         In August 1994, the Company had recognized contract termination expenses of $525,000 reflecting the termination of the contractual relationship between the Company and Cytoferon and related issuance of 1,750,000 shares of common stock. The transaction was initially approved by the Company's Board of Directors in August 1994, subject to receipt of a fairness opinion. Said opinion was received in December 1994. See Note F to Notes to Consolidated Condensed Financial Statements.

         In September 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provision of the 1995 Stock Option Plan. The options granted have an exercise price of $.50 per share and are exercisable for a period of five years. During September 1995, the Company recognized compensation expense of $183,144 as a result of these options.

                           PART II- OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities


         The Company has outstanding at September 30, 1995 and June 30, 1995, 3,450 shares of its preferred stock which provides for cumulative dividends at an annual interest rate of 10% per share, when and as declared by the Board of Directors, payable at the option of the Board, in common stock or cash. A common stock dividend was paid to preferred shareholders of record in 1989 for an aggregate dividend issuance of 36,579 shares of common stock. If at any time dividends payable on the preferred stock are in arrears for five annual dividend periods (which occurred in August 1994), the holders of the outstanding shares of preferred stock, have the exclusive right, voting as a class, to elect two directors of the Company, which right will continue until all accumulated dividends have been paid in full.

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                    Part I Exhibits

                            (11)  Statement re: computation of per share
                                  earnings
                            (27)  Financial Data Schedule (for SEC use only).


                    Part II Exhibits

                            (10)  Material Contracts

                                  (i)    Amendment to Agreement and Plan of
                                         Reorganization dated November 8, 1995.

                 (b)      Reports on Form 8-K

                            None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VIRAGEN, INC.



                                 By: /s/ Dennis W. Healey
                                    ------------------------------
                                     DENNIS W. HEALEY, Executive
                                     Vice President, Treasurer and
                                     Principal Financial Officer


Dated:  November 10, 1995