Form 10QSB
period 1995-12-31
VIRAGEN INC
filed 1996-02-14
CIK 353482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------
Commission file number 0-10252
                       -------

                                 VIRAGEN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      59-2101668
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)

 2343 West 76th Street, Hialeah, Florida                     33016
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (305) 557-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
     -------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock Outstanding:

         Common Stock, $.01 par value -
         35,546,382 as of January 29, 1996.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended December 31, 1995 and December 31, 1994 include the accounts of the Registrant and its subsidiaries.


Item 1.          Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1995 and December 31, 1994.

2) Consolidated Condensed Balance Sheets as of December 31, 1995 and June 30, 1995.

3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1995 and December 31, 1994.

4)       Notes to Consolidated Condensed Financial Statements as of December
         31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




PART II - OTHER INFORMATION

Item 4.          Results to Votes of Security Holders

Item 6.          Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended               Six Months Ended
                                                    December 31,                      December 31,
                                               1995            1994              1995              1994
                                               ----            ----              ----              ----
INCOME
  Revenues                                $   98,092      $   183,174       $   202,317       $   333,352
  Interest and other income                   15,874           29,515            42,065            43,381
                                          ----------      -----------       -----------       -----------
                                             113,966          212,689           244,382           376,733

COSTS AND EXPENSES
  Cost of goods sold                          76,992          109,357           160,800           199,073
  Inventory valuation adjustment                              788,000                             788,000
  Depreciation and amortization               49,329           15,167            97,538            30,335
  Research and development costs             270,096           55,620           557,380           106,544
  Selling, general and
   administrative expenses                   537,784          435,330           978,344           716,359
  Contract termination fee                                                                        525,000
  Directors & Officers options granted                                          183,144
  Interest expense                            24,265           22,652            47,225            48,394
                                          ----------      -----------       -----------       -----------
                                             958,466        1,426,126         2,024,431         2,413,705
                                          ----------      -----------       -----------       -----------
                   NET LOSS                 (844,500)      (1,213,437)       (1,780,049)       (2,036,972)

Deduct required dividends on
  convertible preferred stock                    863              863             1,725             1,725
                                          ----------      -----------       -----------       -----------

  LOSS ATTRIBUTABLE TO COMMON STOCK       $ (845,363)     $(1,214,300)      $(1,781,774)      $(2,038,697)
                                          ==========      ===========       ===========       ===========

LOSS PER COMMON SHARE,
  after deduction for required
  dividends on convertible
  preferred stock                         $     (.02)     $      (.04)      $      (.05)      $      (.07)
                                          ==========      ===========       ===========       ===========

Weighted average shares outstanding       35,555,096       31,739,414        35,482,257        28,879,146
                                          ==========      ===========       ===========       ===========


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                        December 31,       June 30,
                                           1995            1995 (A)
                                        ------------      ----------
                                        (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents            $1,139,543        $1,904,687
   Accounts and notes receivable,
     less allowance of $69,590
     at December 31, 1995 and
     $19,039 June 30, 1995                  51,271            52,884
   Inventory                                17,568           211,200
   Prepaid expenses                        113,571           104,525
   Other current assets                      8,065             7,928
                                        ----------        ----------
            TOTAL CURRENT ASSETS         1,330,018         2,281,224


PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements       1,193,402         1,191,183
   Equipment and furniture               1,410,842         1,353,068
                                        ----------        ----------
                                         2,604,244         2,544,251
 Less accumulated depreciation          (1,608,749)       (1,512,069)
                                        ----------        ----------
                                           995,495         1,032,182

DEPOSITS AND OTHER ASSETS                   14,672            16,300
                                        ----------        ----------

                                        $2,340,185        $3,329,706
                                        ==========        ==========

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

                                               December 31,      June 30,
                                                  1995           1995 (A)
                                               ------------    -----------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $    68,626      $   205,543
   Accrued expenses and other
      liabilities                                 321,746          399,190
   Current portion of long-term debt              854,165           62,728
                                              -----------      -----------
          TOTAL CURRENT LIABILITIES             1,244,537          667,461

ROYALTIES PAYABLE, less current portion           107,866          107,866
OTHER NOTES PAYABLE                                10,173
LONG-TERM DEBT, less current portion               35,578          856,593
Minority Interest in Subsidiary                    48,000

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative
      preferred stock, $1.00 par value
      Authorized 375,000 shares; issued
      and outstanding 3,450 shares.
      Liquidation preference value:  $10
      per share, aggregating $34,500                3,450            3,450
   Common stock, $.01 par value.
      Authorized 50,000,000 shares; issued
      and outstanding 35,546,382 shares
      at December 31, 1995 and
      35,355,532 at June 30, 1995                 355,464          353,555
   Capital in excess of par value              19,425,767       18,406,086
   Common stock subscribed                                          45,296
   Deficit                                    (18,890,650)     (17,110,601)
                                              -----------      -----------
         TOTAL STOCKHOLDERS EQUITY                894,031        1,697,786
                                              -----------      -----------

                                              $ 2,340,185      $ 3,329,706
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       Six Months Ended
                                                           December 31,
                                                       1995           1994
                                                       ----           ----
OPERATING ACTIVITIES:
Net loss                                           $(1,780,049)   $(2,036,972)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                           97,538         30,335
   Contract termination fee paid in stock                             525,000
   Compensation Expense on options                     183,144
   Bad Debt Expense                                     50,551
   Increase (decrease) relating to
   operating activities from:
     Accounts receivable                               (48,938)       (46,890)
     Notes Receivable                                                   7,863
     Interferon inventory                              193,632        426,153
     Prepaid exp & other current assets                 (9,183)       (34,639)
     Deferred expenses and other assets                  1,628            859
     Accounts payable                                 (136,917)      (134,509)
     Accounts payable to Medicore, Inc.                               (16,554)
     Accrued expenses and other
     liabilities                                       (77,444)      (185,747)
                                                   -----------    -----------
           Net cash used in operating
              activities                            (1,526,038)    (1,465,101)

INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net of minor disposals                    (60,851)      (174,431)
                                                   -----------    -----------
           Net cash used in investing
              activities                               (60,851)      (174,431)
                                                   -----------    -----------

FINANCING ACTIVITIES:
Proceeds from exercise of Common
   Stock Warrants                                       40,750
Proceeds from Sector Associates                        800,000
Proceeds from sale of common stock
  net of related expenses                                           4,252,621
Contribution from Officers                                 400
Payments/reclassifications on
   long-term debt                                      (19,405)       (15,000)
                                                   -----------    -----------
Payments to Medicore                                                  (10,735)
          Net cash provided by (used)
             in financing activities                   821,745      4,226,886
                                                   -----------    -----------
Increase(decr)in cash & cash equivalents              (765,144)     2,587,354

Cash and cash equivalents
   at beginning of period                            1,904,687        878,926
                                                   -----------    -----------
Cash and cash equivalents
   at end of period                                $ 1,139,543    $ 3,467,280
                                                   ===========    ===========

Non-cash items:Maturities-long term debt $  804,453

           See notes to consolidated condensed financial statements.

VIRAGEN, INC. AND SUBSIDIARIES

December 31, 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Consolidation: Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Technology, Inc. and majority owned subsidiary Sector Associates, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory: The Company has capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market. At December 31, 1995 and June 30, 1995, the interferon inventory is comprised of finished goods.

Reclassifications: Certain reclassifications have been made to the fiscal 1995 Financial Statements to conform to the December 31, 1995 interim presentations.


NOTE B--INTERIM ADJUSTMENTS

The financial summaries for the three months ended and six months ended December 31, 1995 and December 31, 1994 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1995.

VIRAGEN, INC. AND SUBSIDIARIES

December 31, 1995

NOTE C--CAPITAL STOCK



Shares of the Company's common stock reserved at December 31, 1995 for possible future issuance are as follows:


         Warrants - consultants                                  707,840
         Convertible preferred stock                              14,697
         Option plans - employees, officers & directors        6,048,000
         Warrants - private placement                            759,400
                                                               ---------
                                                               7,529,937
                                                               =========


On May 15, 1995, as amended in September 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code. During Fiscal 1995, 33,000 options were granted at the market price at the respective date of grant. In September 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provision of the 1995 Stock Option Plan. The options granted have an exercise price of $.50 per share and are exercisable for a period of five years. During September 1995, the Company recognized compensation expense of $183,144 as a result of these grants.

During September 1995, 75,000 warrants issued to a financial consultant having an exercise price of $.30 per share and 6,250 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. In December 1995, a Director of the Company exercised 50,000 options with an exercise price of $.30 per share.

VIRAGEN, INC. AND SUBSIDIARIES

December 31, 1995

NOTE D-LONG TERM DEBT


Long-term debt at December 31, 1995 is as follows:

Mortgage note secured by land, building and
equipment with a new book value of $995,495
at December 31, 1995.
   Monthly principal payments of $2,500 plus
   interest at prime plus 2% with the
   unpaid balance due August 1, 1996.................... $468,439
Second mortgage secured by land, building,
equipment and accounts receivable.
   Monthly principal payments of $1,789
   plus interest at prime plus 1% with the
   unpaid balance due August 1, 1996....................  373,936
Capital lease obligations resulting from
acquisition of equipment, with a cost of
$54,200, capitalized at 10% over the term
of the lease ranging from three to five years...........   47,368
                                                         --------
                                                          889,743
Less current portion of Capital lease obligations.......  854,165
                                                         --------
                                                         $ 35,578
                                                         ========

The prime rate was 8.75% at December 31, 1995 and 9.00% at June 30, 1995.

At June 30, 1995, the Company was in default of certain non financial covenants on its mortgage note. The lender waived these defaults and waived compliance with these covenants through July 1, 1996.

Interest payments on debt totaled $22,450 and $21,235 for the three month periods ended December 31, 1995 and 1994, respectively, and $44,217 and $41,896 for the six month periods ended December 31, 1995 and 1994.

During fiscal 1995, the Company acquired equipment under capital lease agreements at a cost of $54,200 with a carrying value of $42,177 net of related depreciation at December 31, 1995. Depreciation expense for this equipment totaled $3,147 for the three months ended December 31, 1995. The aggregate lease commitments at December 31, 1995 are: 1996-$15,719; 1997-$15,719;
1998-$10,456; 1999-$10,456 and 2000-$4,357.

VIRAGEN, INC. AND SUBSIDIARIES

December 31, 1995

NOTE E--SUBSEQUENT EVENT




On December 8, 1995, the Company finalized an agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector in exchange of it's 100% interest in Viragen (Scotland) Limited in a reverse acquisition transaction. Sector is a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date.

On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing, an additional $300,000 capital contribution into Sector within thirty days, and the modification of a related investment banking agreement. The loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited and is guaranteed by Viragen, Inc. Upon the closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

The Company, through Sector, is currently undertaking private placement financing transactions to raise up to a maximum of $4,400,000 to underwrite domestic and European research and clinical trial activities including the construction of a laboratory and manufacturing facility in Scotland. As of February 13, 1996, the Company through Sector, has received gross proceeds of $1,002,000 from the Private Placement Offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses have totaled $844,500 and $1,780,049 for the three months ended and six months ended December 31, 1995 and $1,214,300 and $2,038,697 for the three month and six month period ended December 31, 1994, respectively. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled approximately $85,000 at December 31, 1995, a decrease of $1,529,000 from the year end balance. This decrease was attributable to operational losses of $844,500 during the period and the reclassification as current of two mortgages due August 1, 1996 totaling $842,000 previously carried as long term liabilities.

While subject to significant limitations, the Company has available net tax operating loss carryforwards of approximately $15,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

On September 20, 1995, the Company entered into an Agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector in a reverse acquisition transaction. Sector is a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date.

On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing, the contribution of an additional $300,000 capital contribution to Sector within thirty days, and the modification of a related investment banking agreement. The loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited and is guaranteed by Viragen, Inc. Upon the closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

The Company, through Sector, is currently undertaking private placement financing transactions to raise up to a maximum of $4,400,000 to underwrite domestic and European research and clinical trial activities including the construction of a laboratory and manufacturing facility in Scotland. Proceeds of approximately $2,000,000 will be utilized by the Parent for ongoing research projects and general working capital purposes. As of February 13, 1996, the Company through Sector, has received gross proceeds of $1,002,000 from the Private Placement Offering.

Management believes that the Company's Omniferon(TM) product can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons. Management further believes that working capital currently on-hand, as well as the continued limited distribution of its Alpha Leukoferon(TM) under the 499 Program through March 1996 to existing patients and the funding received and anticipated under the Company's pending Private Placement Offering will provide the Company with the funds necessary to continue its current level of operations, focused on current research projects, at least through December 31, 1996.


RESULTS OF OPERATIONS

For the past several years, the Company's limited revenues have been derived from sales of the Company's Alpha Leukoferon(TM) product ("Product") through Florida physicians (primarily Neurologists) for the treatment of Multiple Sclerosis. Distribution of the Company's Product is limited to the State of Florida and is sanctioned by, and subject to, the provisions of Florida Statute
499.018. This statute permits controlled distribution of the Product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. In an Agreement reached with the State of Florida, the Company discontinued enrollment of new patients in its 499 Program and all revenues under this program will cease in March 1996.

Following the final shipments of Product under 499 Program in March 1996, the Company will have no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to the successful completion of lengthy clinical trials and the Company's ability to raise significant additional investment capital to fund such trials.

Losses from operations have been incurred since inception and totaled $844,500 and $1,780,049 for the three months ended and six months ended December 31, 1995 respectively; and $1,214,300 and $2,038,697 for the three months and six months period ended December 31, 1994 and 1994, respectively.

Sales for the quarter ended and six months ended December 31, 1995 totaled $98,000 and $202,000, respectively, and were derived almost entirely from distribution of the Company's Alpha Leukoferon(TM) product for the clinical study treatment of multiple sclerosis. Sales during the comparable periods of the preceding year totaled $183,000 and $333,000. These declines were due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

Cost of sales as a percentage of sales revenues totaled 78% and 79% respectively, for the three months and six months ended December 31, 1995 compared to 60% for the comparable periods of the preceding year. This increase was due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon(TM) product during fiscal 1994. This sharp price reduction reflects the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment.

Research and development costs totalled $270,000 and $557,000 respectively, for the three months ended and six months ended December 31, 1995 compared to $56,000 and $107,000 for the same periods of the preceding year. These sharp increases were attributable to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to increase for at least the next two quarters, as the Company works towards regulatory approval submissions in the EU for Omniferon(TM), currently planned for 1996. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increases of approximately $157,157 and $501,183 for the three months ended and six months ended December 31, 1995 include the hiring of additional research personnel with salaries and related taxes and benefits totaling approximately $46,769 and $250,794 or 30% and 50%, respectively, of the overall increases. Additionally, research laboratory supplies expense increased approximately $39,776 and $178,884 for the three months and six months ended December 31, 1995 over the comparable periods of the preceding year. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increase in the level of research activities.

Selling general and administrative expenses were $538,000 and $978,000 for the three months and six months ended December 31, 1995 compared to $435,000 and $716,000 for the same periods of the preceding year. Components of this increase included an increase in administrative salaries with related taxes and benefits of approximately $36,625 and $231,543, respectively. Additionally, the six months period ended December 31, 1995 reflected an increase in travel related expense of approximately $26,000 and legal fees of $19,000, a significant portion of which was attributed to European travel associated with the establishment of a European production facility and related fact-finding and marketing efforts.

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

PART II- OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities


The Company has outstanding at December 31, 1995 and June 30, 1995, 3,450 shares of its preferred stock which provides for cumulative dividends at an annual interest rate of 10% per share, when and as declared by the Board of Directors, payable at the option of the Board, in common stock or cash. A common stock dividend was paid to preferred shareholders of record in 1989 for an aggregate dividend issuance of 36,579 shares of common stock. If at any time dividends payable on the preferred stock are in arrears for five annual dividend periods (which occurred in August 1994), the holders of the outstanding shares of preferred stock, have the exclusive right, voting as a class, to elect two directors of the Company, which right will continue until all accumulated dividends have been paid in full.


Item 4.  Results of Votes of Security Holders


On December 15, 1995, the Company held a shareholders meeting in Miami Lakes, Florida to vote on: (i) the election of directors, (ii) the proposal to adopt the 1995 Amended Stock Option Plan and (iii) the proposal to ratify the appointment of independent auditors. With 70% of the outstanding shares voting either by proxy or in person, the nominated directors were elected and proposals were passed with the following votes:


Name of Director              For                  Against      Abstain              No Votes
---------------               ---                  -------      -------              --------
Gerald Smith              24,549,475               145,097
Robert H. Zeiger          24,551,475               143,097
Dennis W. Healey          24,547,789               146,783
Peter D. Fischbein        24,548,822               145,750
Sidney Dworkin Ph.D.      24,549,815               144,757
Jay M. Haft               24,551,475               143,097
William B. Seager         24,551,125               143,447

Proposed to adopt
the 1995 Amended
Stock Option Plan         15,485,042               751,827      153,996              8,303,707

Propel to ratify
the Appointment of
Independent Auditors      24,615,678                37,650       41,244

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                    Part I Exhibits

                        (11)  Statement re: computation
                              of per share earnings



                    Part II Exhibits

                            (10)  Material Contracts

                                  (i)      Amended Viragen, Inc. 1995 Stock
                                           Option Plan dated September 22,
                                           1995.

                                  (ii)     Employment Agreement between the
                                           Company and Gerald Smith dated
                                           October 6, 1995.

                                  (iii)    Employment Agreement between the
                                           Company and Dennis W. Healey dated
                                           October 6, 1995.

                                  (iv) Form of Stock Option Agreement dated October 6, 1995.

                                  (v)      Consulting Agreement between the
                                           Company and Girmon Investment Co.
                                           dated October 13, 1995.

                                  (vi)     Consulting Agreement between the
                                           Company and Chesterbrook Partners,
                                           Inc. dated October 13, 1995.

                                  (vii)    Engagement to Perform Certain
                                           Investment Banking Services between
                                           the Company and FAC Enterprises,
                                           Inc. dated November 7, 1995.

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


                                 VIRAGEN, INC.



                                 By: /s/ Dennis W. Healey
                                     -----------------------------
                                     DENNIS W. HEALEY, Executive
                                     Vice President, Treasurer and
                                     Principal Financial Officer


Dated:  February 13, 1996