Form 10QSB
period 1996-03-31
VIRAGEN INC
filed 1996-05-14
CIK 353482

              FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    -----------
        Commission file number 0-10252


                                   VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           59-2101668
- -------------------------------                   ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)

                   2343 West 76th Street - Hialeah, FL 33016
                   -----------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X    No
           ----      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
       Yes      No
           ----    ----
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  Common Stock, par value $.01 - 37,163,182 shares at April 30, 1996.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and nine months ended March 31, 1996 and March 31, 1995 include the accounts of the Registrant and all its subsidiaries.


Item 1. Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1996 and March 31, 1995.

2)      The Consolidated Condensed Balance Sheets as of
        March 31, 1996 and June 30, 1995.

3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1996 and March 31, 1995.

4)      Notes to Consolidated Condensed Financial Statements as of
        March 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          MARCH 31,                                MARCH 31,
 INCOME                                            1996               1995                1996                  1995
                                                   ----               ----                ----                  ----
   Revenues                                 $     27,650        $    121,550         $   229,967          $   454,902
   Interest and other income                      32,853              46,019              74,918               89,400
                                            ------------         -----------         -----------          -----------
                                                  60,503             167,569             304,885              544,302

 COSTS AND EXPENSES
   Cost of goods sold                             17,568              69,493             178,368              268,566
   Inventory valuation
     adjustment                                                                                               788,000
   Depreciation and amortization                  52,589              30,168             150,127               60,503
   Research and development cost                 301,123             236,194             858,503              342,738
   Selling, general and
     administrative expenses                     981,530             416,500           1,959,874            1,132,859

   Contract termination fee                                                                                   525,000
   Directors & Officers Options
     Granted                                                                             183,144
   Interest expense                               24,586              22,490              71,811               70,884
                                            ------------         -----------         -----------          -----------
                                               1,377,396             774,845           3,401,827            3,188,550
                                            ------------         -----------         -----------          -----------
   Loss before minority interest              (1,316,893)           (607,276)         (3,096,942)          (2,644,248)



   Minority Interest in loss of
     consolidated subsidiaries                    (6,427)                  -              (6,427)
                                            ------------         -----------         -----------          -----------

 NET LOSS                                     (1,310,466)           (607,276)         (3,090,515)          (2,644,248)
   Deduct required dividends on
   convertible preferred stock                       863                 863               2,588                2,588
                                            ------------         -----------         -----------          -----------


LOSS ATTRIBUTABLE TO COMMON
   STOCK                                    $ (1,311,329)        $  (608,139)        $(3,093,103)         $(2,646,836)
                                            ============         ===========         ===========          ===========

   LOSS PER COMMON SHARE,
     after deduction for required
     dividends on convertible
     preferred stock                        $      (0.04)        $     (0.02)        $     (0.09)         $     (0.09)
                                            ============         ===========         ===========          ===========
   Weighted average
     shares outstanding                       36,418,422          35,355,532          35,813,679           30,637,957
                                            ============         ===========         ===========          ===========

See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     MARCH 31,                 JUNE 30,
                                                                       1996                    1995 (A)
                                                                       ----                    --------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                       $5,443,356               $1,904,687
    Accounts and notes receivable, less
      allowance of $11,668 at
      March 31, 1996 and $19,039 at
      June 30, 1995                                                     36,582                   52,884
    Inventory                                                                                   211,200
    Prepaid expenses                                                    57,709                  104,525
    Other current assets                                                 8,014                    7,928
                                                                    ----------               ----------
                  TOTAL CURRENT ASSETS                               5,545,661                2,281,224

PROPERTY, PLANT AND EQUIPMENT
    Land, building and improvements                                  1,193,875                1,191,183
    Equipment and furniture                                          1,586,728                1,353,068
                                                                    ----------               ----------
                                                                     2,780,603                2,544,251
    Less accumulated depreciation                                   (1,660,910)              (1,512,069)
                                                                    ----------               ----------
                                                                     1,119,693                1,032,182

 DEPOSIT AND OTHER ASSETS                                               13,858                   16,300
                                                                     ---------               ----------
                                                                    $6,679,212               $3,329,706
                                                                    ==========               ==========

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          MARCH 31,                  JUNE 30,
                                                                            1996                     1995 (A)
                                                                       ---------------               --------
                                                                         (UNAUDITED)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                                  $    54,916               $    205,543
    Accrued expenses and other liabilities                                315,148                    399,190
    Current portion of long-term debt                                     707,915                     62,728
                                                                      -----------               ------------
                   TOTAL CURRENT LIABILITIES                            1,077,979                    667,461

 ROYALTIES PAYABLE,
    Less Current Portion                                                  107,866                    107,866
    Other Notes Payable                                                    10,173

 LONG TERM DEBT, Less Current Portion                                     110,034                    856,593

 MINORITY INTEREST IN SUBSIDIARIES                                      1,534,653

 STOCKHOLDERS' EQUITY
 Convertible 10% Series A cumulative
    preferred stock, $1.00 par value.
    Authorized 375,000 shares; issued
    and outstanding 3,450 shares.
    Liquidation preference value:
    $10 per share, aggregating $34,500 at
    March 31, 1996 and June 30, 1995                                        3,450                      3,450
 Common stock, $.01 par value
     Authorized 50,000,000 shares;
     issued and outstanding 35,355,532
     at June 30, 1995 and 36,947,182
     shares at March 31, 1996                                             369,472                  353,555
 Capital in excess of par value                                        23,972,901                 18,406,086
 Common Stock subscribed                                                        -                     45,296
 Deficit                                                              (20,201,116)               (17,110,601)
 Foreign currency transaction adjustment                                  (16,200)
 Notes due from officers                                                 (290,000)
                                                                      -----------               ------------
                   TOTAL STOCKHOLDERS' EQUITY                           3,838,507                  1,697,786
                                                                      -----------               ------------
                                                                      $ 6,679,212               $  3,329,706
                                                                      ===========               ============

(A) Reference is made to the Company's Annual Report on Form 10KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission

See notes to consolidate condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   1996               1995
                                                                                   ----               ----
OPERATING ACTIVITIES

  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,090,515)            $(2,644,248)
  Adjustments to reconcile net loss
      net cash used in operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . .      150,127                  98,217
      Issuance of common stock to officers  . . . . . . . . . . . . . . .       10,000
      Consulting fees paid through issuance of
        stock warrants  . . . . . . . . . . . . . . . . . . . . . . . . .      316,300
      Compensation expense on stock options   . . . . . . . . . . . . . .      183,144
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . .       (6,426)
      Provisions for bad debt expense   . . . . . . . . . . . . . . . . .       53,970                  35,000
      Increase (decrease) relating to operating
      activities from:
           Accounts and notes receivable  . . . . . . . . . . . . . . . .      (37,668)                (97,213)
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .      211,200                 475,143
           Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . .       54,744                  38,763
           Other current assets   . . . . . . . . . . . . . . . . . . . .       (8,014)
           Deposit and other assets   . . . . . . . . . . . . . . . . . .        2,442                   1,287
           Accounts payable   . . . . . . . . . . . . . . . . . . . . . .     (150,627)               (278,660)
           Accrued expenses and other liabilities   . . . . . . . . . . .      (84,042)               (352,556)
                                                                            ----------              ----------
             Net cash used in operating activities  . . . . . . . . . . .   (2,395,365)             (2,276,793)

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net   . . . . . . . . . . .     (237,638)               (233,987)
                                                                            ----------              ----------
             Net cash used in investing activities  . . . . . . . . . . .     (237,638)               (233,987)

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          March 31,
                                                                                    1996                   1995
                                                                                    ----                   ----
FINANCING ACTIVITIES

  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . .      (173,600)                (38,602)
  Proceeds from borrowing   . . . . . . . . . . . . . . . . . . . . . . .        82,401
  Sale (repurchase) of warrants   . . . . . . . . . . . . . . . . . . . .        40,750                 (14,604)
  Proceeds from exercise of options   . . . . . . . . . . . . . . . . . .       131,252
  Proceeds from subsidiary offering   . . . . . . . . . . . . . . . . . .     5,156,416
  Proceeds from sale of common stock, net   . . . . . . . . . . . . . . .                             4,232,706
  Proceeds from Investment in Sector  . . . . . . . . . . . . . . . . . .       918,253
                                                                             ----------             -----------
             Net cash provided by financing . . . . . . . . . . . . . . .     6,155,472               4,179,500
             activities . . . . . . . . . . . . . . . . . . . . . . . . .
Effect of exchange rate fluctuations on cash  . . . . . . . . . . . . . .        16,200
Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,538,669               1,668,720

Cash and cash equivalents at beginning of period  . . . . . . . . . . . .     1,904,687                 879,926
                                                                             ----------             -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .    $5,443,356             $ 2,548,646
                                                                             ==========             ===========




Supplemental Cash Flow Information:

During the nine months ended March 31, 1996 and 1995 the Company had the following non-cash financing and other disclosable activity:

Supplemental Cash Flow Information:                                                    1996            1995
                                                                                       ----            ----
Issuance of Common Stock for Convertible Debentures                                                   $200,000
Interest Paid                                                                       $  71,742           70,884
Issuance of Notes for purchase of Common Stock                                        290,000




See notes to consolidated condensed financial statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 1996

NOTE - A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation: Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc., and Viragen Technology, Inc. and its majority owned subsidiary Viragen (Europe) Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory: The Company had capitalized the human leukocyte interferon manufactured in its laboratories at the lower of average cost or market. At June 30, 1995, the interferon inventory was comprised of finished goods.

Reclassifications: Certain reclassifications have been made to the fiscal 1995 Financial Statements to conform to the March 31, 1996 interim presentations.

NOTE B -- INTERIM ADJUSTMENTS AND USE OF ESTIMATES

The financial summaries for the three months ended and nine months ended March 31, 1996 and March 31, 1995 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

VIRAGEN, INC. AND SUBSIDIARIES

March 31, 1996

NOTE C--CAPITAL STOCK


Shares of the Company's common stock reserved at March 31, 1996 for possible future issuance are as follows:


            Warrants - consultants                                  1,253,000
            Convertible preferred stock                                14,697
            Option plans - employees, officers & directors          5,086,500
            Warrants - private placement                              684,400
                                                                    ---------
                                                                    7,038,597
                                                                    =========


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

In March 1996, the Company issued 586,000 Common Stock Purchase Warrants, 300,000 of which were associated with the Company's Florida HIV Study, with the balance issued for financial consulting services. The Company recognized expense during the quarter resulting from these issuances of $316,300.

During the third quarter of fiscal 1996, officers and directors exercised 1,000,000 options granted in June 1994, at $.30 per share through the issuance of promissory notes secured by the related stock which is held in escrow pending payment of the related promissory notes.

VIRAGEN, INC. AND SUBSIDIARIES

March 31, 1996

NOTE D-LONG TERM DEBT


Long-term debt at March 31, 1996 is as follows:


                                                             March 31         June 30,
                                                               1996            1995
                                                             --------         --------
Mortgage note secured by land, building and
  equipment with a net book value of $1,119,693
  at March 31, 1996
    Monthly principal payments of $2,500 plus
    interest at prime plus 2% with the
    unpaid balance due August 1, 1996 . . . . . . . . . . . .  $460,939        $483,439
Second mortgage secured by land building,
  equipment and accounts receivable.
    Monthly principal payments of $1,789
    plus interest at prime plus 1% with the
    unpaid balance due August 1, 1996 . . . . . . . . . . . .   203,568         384,671
Capital lease obligations resulting from
  acquisition of equipment, with a cost of
  $207,067, capitalized from three to five years  . . . . . .   153,442          51,211
                                                                -------         -------
                                                                817,949         919,321
Less current portion of capital lease obligations . . . . . .   707,915          62,728
                                                                -------         -------
                                                               $110,034        $856,593
                                                                =======         =======

The prime rate was 8.75% at March 31, 1996 and 9.00% at June 30, 1995.

At June 30, 1995, the Company was in default of certain non financial covenants on its mortgage note. The lender waived these defaults and waived compliance with these covenants through July 1, 1996.

Interest payment on debt totaled $24,586 and $22,490 for the three month periods ended March 31, 1996 and 1995 respectively, and $71,811 and $70,884 for the nine month periods ended March 31, 1996 and 1995, respectively.

During fiscal 1995, the Company acquired equipment under capital lease agreements at a cost of $207,067 with a carrying value of $189,920 net of related depreciation at March 31, 1996. Depreciation expense for this equipment totaled $8,047 and $14,297 for the three months ended and nine months ended March 31, 1996, respectively.

VIRAGEN, INC. AND SUBSIDIARIES

March 31, 1996

NOTE D - LONG TERM DEBT


Future minimum lease payments under capital lease obligations and the present value of the minimum lease payments as of March 31, 1996 are as follows:


              1996                                                            $ 35,873
              1997                                                              50,529
              1998                                                              46,581
              1999                                                              46,581
              2000                                                              12,905
                                                                              --------
              Total minium lease payments                                      192,469
              Less amount representing
                estimated executory costs                                      (12,510)
                                                                              --------
              Net minimum lease payments                                       179,959
              Less: amount representing
                interest                                                       (26,517)
              Present value of minimum                                        --------
                lease payments                                                $153,442
                                                                              ========


NOTE E - ADDITIONAL PRIVATE PLACEMENT OFFERINGS

On December 8, 1995, the Company finalized an agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector, a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date.

On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing, an additional capital contribution of $300,000 into Sector within thirty days, and the modification of a related investment banking agreement. The $500,000 loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited, and was guaranteed by Viragen, Inc. Upon the closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

In March 1996, Sector completed two additional Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two Offerings yielded net proceeds of approximately $5,156,000 after related expenses of $317,500. The company intends to use these proceeds to undertake domestic and European research and clinical trial activities including the construction of a laboratory and manufacturing facility in Scotland.

Effective May 2, 1996, Sector's name was changed to Viragen (Europe) Ltd., the stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share.


NOTE F - FOREIGN CURRENCY TRANSACTION

The financial statements of the Company's foreign subsidiary, Viragen (Scotland) Ltd. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet dates. Statement of operations accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

NOTE G - STOCK BASED COMPENSATION

In 1996, the Company has adopted the provisions of FAS 123-Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual financial statements in accordance with FAS 123.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totaled $1,310,466 and $607,276 and $3,093,103 and $2,646,836 for the three months ended and nine months ended March 31, 1996, and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled approximately $4,468,000 at March 31, 1996, an increase of $2,854,000 over the year end balance. This increase was attributable primarily to the receipt during the third quarter of approximately $5,156,000 in net proceeds from a series of Private Placement Offerings completed in March 1996 after related expenses of $317,500. See Note E to Notes to Consolidated Financial Statements.

While subject to significant limitation, the Company has available net tax operating loss carryforwards of approximately $16,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

On September 20, 1995, the Company entered into an Agreement and Plan Reorganization ("Agreement") with Sector Associated, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector in a reverse acquisition transaction. Sector is a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date.

On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to Viragen (Scotland) Limited, the filing of certain financial reports by Sector prior to closing, the contribution of an additional $300,000 in capital into Sector within thirty days of the amendment, and the modification of a related investment banking agreement. The loan was funded November 9, 1995 bearing interest at 4% per annum, secured by a 3.77% equity interest in Viragen (Scotland) Limited and was guaranteed by Viragen, Inc.
Upon the closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

Effective May 2, 1996, Sector's name was changed to Viragen (Europe) Ltd., the stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share.

In March 1996, the Company completed an additional two Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two Offerings yielded net proceeds of approximately $5,156,000 after related expenses of $317,500. The company intends to use these proceeds to undertake domestic and European research and clinical trial activities including the construction of a laboratory and manufacturing facility in Scotland.

The Company has a first and second mortgage on its Florida laboratory facility which total $460,939 and $203,568, respectively, at March 31, 1996. These mortgages become due and payable on their terms in August 1996. The Company has entered into refinancing discussions on the first mortgage with the current first mortgage holder and intends to repay the second mortage when due from available cash balances.

Management believes that the Company's Omniferon(TM) product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary to continue its current level of operations, focused on current research projects and establishment of its Scottish facility, at least through March 31, 1997.

RESULTS OF OPERATIONS

For the past several years, the Company's Limited revenues have been derived from sales of the Company's Alpha Leukoferon(TM) product ("Product") through Florida physicians (primarily Neurologists) for the treatment of Multiple Sclerosis. Distribution of the Company's Product was limited to the State of Florida and was sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permited controlled distribution of the Product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. In an Agreement reached with the State of Florida, the Company in March 1996, discontinued enrollment of new patients in its 499 Program and all revenues under this program ceased in March 1996.

Following the final shipments of Product under 499 Program in March 1996, the Company has no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to the successful completion of lengthy clinical trials and the Company's ability to raise significant additional investment capital to fund such trials.

Losses from operations have been incurred since inception and totaled $1,310,466 and $3,096,942 for the three months ended and nine months ended March 31, 1996 respectively; and $607,276 and $2,644,248 for the three months ended and nine month period ended March 31, 1995, respectively.

Sales for the quarter ended and nine months ended March 31, 1996 totaled $27,650 and $229,967 respectively, and were derived from distribution of the Company's Alpha Leukoferon(TM) product for the clinical study treatment of multiple sclerosis. Sales during the comparable periods of the preceding year totaled $121,550 and $454,902. These declines were due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

Cost of sales as a percentage of sales revenues totaled 63% and 77% respectively for the three months and nine months ended March 31, 1996 compared to 57% and 59%, respectively, for the comparable periods of the preceding year. This increase was due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon(TM) which commenced for patients enrolling during fiscal 1994. This sharp price reduction reflected the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment.

Research and development costs totaled $301,123 and $858,503 respectively, for the three months ended and nine months ended March 31, 1996 compared to $236,194 and $342,738 for the same periods of the preceding year. The fiscal 1996 figures reflect the receipt of a research grant of $165,000 during the third quarter from a natural healthcare company to help support the Company's HIV study being conducted in Florida under Florida Statute 499. These sharp increases were attributable to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to significantly increase for at least the next three quarters, as the Company continues its process development refinement efforts and works towards regulatory submissions in the EU to conduct clinical trials on the Company's Omniferon(TM) product. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increases of approximately $47,000 and $498,265 for the three months ended and nine months ended March 31, 1996 include the hiring of additional research personnel with salaries and related taxes and benefits. Additionally, research laboratory supplies expense increases approximately $10,000 and $176,000 for the three months and nine months ended March 31, 1996 over the comparable periods of the preceding year. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increases in the level of research activities.

Selling and general administrative expenses totalled $981,530 and $1,959,874 for the three months and nine months ended March 31, 1996 compared to $416,500 and $1,132,859 for the same periods of the preceding year. Components of this increase included $298,000 in consulting expense resulting from the issuance of 336,000 common stock purchase options and an increase in administrative salaries with related taxes and benefits of approximately $291,000. Additionally, the nine months period ended March 31, 1996 reflected an increase in accounting and legal expenses of approximately $185,000. Also, the increase in the overall level of administrative activity included European travel associated with the establishment of the European production facility and related corporate development and marketing efforts.

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

In March 1996, the Company issued 586,000 Common Stock Purchase Warrants, 300,000 of which were associated with the Company's Florida HIV study, with the balance issued for financial consulting services. The Company recognized expense during the quarter resulting from these issuances of $316,300.

During the third quarter, 1,000,000 options were exercised by the Officers/Directors of the Company at $.30 per share pursuant to their Employment and Stock Option Agreements. The shares underlying the Options were purchased through a bonus for the par value of the shares purchased ($.01 per share) and a promissory note for the balance of the purchase price secured by the optioned shares purchased. Accrued interest on the promissory notes totaled $2,114.58 at March 31, 1996.

PART II.  0THER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company has outstanding at March 31, 1996 and June 30, 1995, 3,450 shares of preferred stock which provides for cumulative dividends at an annual interest rate of 10% per share, when and as declared by the Board of Directors, payable at the option of the Board, in common stock or cash. A common stock dividend was paid to preferred shareholders for record in 1989 for an aggregate dividend issuance of 36,579 shares of common stock. If at any time dividends payable on the preferred stock are in arrears for five annual dividends periods (which occurred in August 1994), the holders of the outstanding shares of preferred stock, have the exclusive right, voting as a class, to elect two directors of the Company, which right will continue until all accumulated dividends have been paid in full.


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


 NAME OF DIRECTOR                                   FOR              AGAINST           ABSTAIN           NO VOTES
 ----------------                                   ---              -------           -------           --------
 Gerald Smith                                    24,549,475          145,097
 Robert H. Zeiger                                24,551,475          143,097
 Dennis W. Healey                                24,547,789          146,783
 Peter D. Fischbein                              24,548,822          145,750
 Sidney Dworkin, Ph.D.                           24,549,815          144,757
 Jay M. Haft                                     24,551,475          143,097
 William B. Saeger                               24,551,125          143,447

 Proposed to adopt the 1995
   Amended Stock Option Plan                     15,485,042          751,827           153,996          8,303,707
 Proposal to ratify the
   Appointment of Independent
   Auditors                                      24,615,678           37,650            41,244

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (11)    Statement re:  computation of per share
                           earnings

                   (27)    Financial Data Schedule (for SEC use only)

                   (99)    Additional Exhibits

                           (i)   Press release
                                 Viragen, Inc. to Conduct HIV/AIDS Study
                                 with Natural Human Interferon dated
                                 March 4, 1996.

                           (ii)  Press release
                                 Viragen, Inc. Closes $6 million
                                 Financing for European Subsidiary dated
                                 March 18, 1996.

                          (iii)  Press release
                                 Former Glaxo Senior Executive to join
                                 Viragen, Inc. dated April 23, 1996.

              (b)  Reports on Form 8-k
                   Form 8-K dated March 29, 1996
                   Item 5. Other Events
                   Item 7. Pro Forma Financial Information


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VIRAGEN, INC.


                                          By: /s/ Dennis W. Healey
                                              ----------------------------
                                              Dennis W. Healey
                                              Executive Vice President
                                              Chief Financial Officer


Dated:  May 10, 1996