Form 10-K
period 1996-06-30
VIRAGEN INC
filed 1996-09-30
CIK 353482

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-10252

                                 VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     59-2101668
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

            2343 WEST 76TH STREET,                                33016
               HIALEAH, FLORIDA                                 (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 557-6000
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          10% SERIES A PREFERRED STOCK
                          5% SERIES B PREFERRED STOCK
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 20, 1996 was approximately $138,778,000.

     As of September 20, 1996, the Company had outstanding 38,094,239 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on form S-8, File No. 33-60131, dated June 9,
1995 -- Part IV, Exhibits.
Registration Statement on form S-8, File No. 33-88070, dated August 14,
1995 -- Part IV, Exhibits.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1996

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    9
Item 3.    Legal Proceedings............................................................   10
Item 4.    Submission of Matters to a Vote of Security Holders..........................   10
                                           PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....   11
Item 6.    Selected Financial Data......................................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   12
Item 8.    Financial Statements and Supplementary Data..................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures..................................................................   16
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   17
Item 11.   Executive Compensation.......................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   23
Item 13.   Certain Relationships and Related Transactions...............................   25
                                           PART IV
Item 14.   Exhibits and Reports on Form 8-K.............................................   28

                                     PART 1

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen, Inc. (the "Company" or "Viragen") was organized in December 1980 to engage in the research, development and manufacture of certain immunological products for commercial application, particularly human leukocyte interferon, for antiviral and therapeutic applications.

     Viragen, Inc. has four subsidiaries: Vira-Tech, Inc. ("Vira-Tech"), Viragen Technology, Inc. ("Viragen Technology"), Viragen U.S.A. Inc., ("VUSA") and Viragen (Europe), Ltd. ("VEL"). VEL is a majority owned publicly traded subsidiary of which Viragen holds 72% of the outstanding Common Stock. VEL (OTC Bulletin Board: "VERP"), owns all of the Common Stock of Viragen (Scotland) Limited, a Scottish private company ("VSL"). Viragen, Vira-Tech, Viragen Technology, VUSA, VEL and VSL are hereinafter referred to collectively as the "Company," unless the context otherwise requires.

     The Company's product is natural human leukocyte derived alpha interferon ("Natural Interferon"). Natural Interferon is a protein substance that stimulates and modulates the human immune system inhibiting malignant cell growth without materially interfering with normal cells. In addition, Natural Interferon impedes the growth and propagation of various viruses. The Company has developed two variations of its natural human leukocyte interferon product. Alpha Leukoferon(TM), its original product, and Omniferon(TM), currently under development, which are the trade names for the Company's products in injectable form (referred to hereafter as a "Product" or collectively as the "Products"). Neither of the Company's Products have been approved by the United States Food and Drug Administration ("FDA") nor the European Union ("EU") regulatory authorities and there can be no assurance that such approvals will be obtained at any time in the future.

     The Company intends to seek FDA and EU approvals for various uses of its Omniferon product in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. To date, Viragen has not distributed either Product other than for research purposes pursuant to a limited Florida investigatory license and protocol which was discontinued in March 1996 (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes including the Company's HIV/AIDS study currently being conducted at no charge to patients). Viragen expects to concentrate its efforts in preparing, filing and processing its applications and obtaining approvals for Omniferon from the FDA and the EU. The Company has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist the Company in its applications to the FDA and the EU.

     The Company's majority owned subsidiary, Viragen (Europe) Ltd., acting through its wholly-owned subsidiary Viragen (Scotland) Ltd., entered into a License and Manufacturing Agreement with The Common Services Agency of Scotland (the "Agency") an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS"). Pursuant to such Licensing and Manufacturing Agreement, SNBTS on behalf of VSL, will assist in the manufacture of VSL's Omniferon product for exclusive distribution within the EU and non-exclusively worldwide in return for certain royalties and preferential access to the Product for Scottish Agency patients at preferential prices. The Agency has committed to assist in the manufacture of Omniferon in sufficient scale to accommodate the EU Clinical Trials and, subsequently, for limited commercial sales in amounts to be agreed upon by the parties. The Agency will also work with the Company in conducting studies relevant to Omniferon and cooperate with the Company to enable it to comply with the laws and regulations of the EU in connection with production, client trials and distribution of Omniferon.

RECENT DEVELOPMENTS

     In June 1996, the Company obtained a financing commitment for up to $50 million from three private institutional investors. The funds are to be raised through the issuance of 5% Series B Convertible Preferred Stock or related series of preferred stock. The Company closed the first phase receiving $15 million in June 1996. The Company anticipates, subject to market and other conditions, to close an additional $20 million prior to December 31, 1996 and the final $15 million prior to April 30, 1997. The proceeds of these placements will be used to underwrite and expand current research projects, support clinical trials and for general working capital purposes. See Item 5, "Market for Registrants' Common Equity and Related Stockholder Matters."

     In June 1996, the Company entered into a Letter of Intent with the American Red Cross -- Biomedical Services Division. It is the Company's intention to form a strategic alliance with the American Red Cross focusing on joint research projects relating to the development of blood-derived products and processes including the Company's Omniferon product in the United States. The Company is currently negotiating the terms of the agreement establishing the scope of the relationship and respective obligations of the parties.

     In June 1995, the Company organized a wholly-owned subsidiary, Viragen Technology, Inc., in order to facilitate the Company's marketing and technology transfers in support of the contemplated distribution of Omniferon on a worldwide basis. In July, 1995, the Company and its existing wholly-owned subsidiary, Vira-Tech, Inc., assigned all of its proprietary rights, products and technologies relating to the manufacture of human leukocyte interferon to Viragen Technology, Inc. Concurrent with this transaction, Viragen Technology, Inc. licensed to VSL, a then newly-organized wholly-owned subsidiary of the Company, the right to manufacture and market Omniferon in those countries comprising the European Union on an exclusive basis and on a non-exclusive basis for other parts of the world except the United States and its territories.

     In July 1995, the Company and VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency") on behalf of the National Health Service in Scotland. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity and expertise to manufacture the Company's Omniferon product, as well as providing a reliable source of human leukocytes, a critical component in the manufacture of Omniferon. The Agency is also providing the Company, on a fee basis, with certain administrative and regulatory support in connection with the Company's various regulatory filings associated with planned EU clinical trials.

     In connection with the obtaining of the financing necessary to conduct the initial phases of the clinical trial process in the EU, in September, 1995, the Company and VSL entered into an Agreement and Plan of Reorganization with Sector Associates, Ltd. ("Sector") a Delaware corporation, pursuant to which the Company acquired a 94% equity interest in the then outstanding capital stock of Sector in exchange for the transfer of 100% of the capital stock of VSL into Sector. On May 2, 1996, Sector changed its name to Viragen (Europe) Ltd., ("VEL").

     Between November 1995 and March 1996, VEL realized gross proceeds of approximately $6,000,000 from private placement offerings. Net proceeds of the offerings are being utilized for the acquisition of laboratory production equipment, establishment of a production facility in Edinburgh, Scotland, development of EU clinical study protocols, employment of additional research, manufacturing and administrative personnel and working capital for VEL.

OPERATIONS

     Viragen initially obtained approval for use of Alpha Leukoferon through approved investigational protocols in 1983 under Florida Statute 402.36 (Cancer Therapeutic Act), the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018 (the "499 Program"), was amended to include the Company's protocols and Florida Statute 402.36 was repealed. In 1986, the Company received approval from the Florida HRS under the 499 Program, to distribute Alpha Leukoferon under specific investigative clinical study protocols through hospitals, pharmacies and Florida licensed physicians for the treatment of patients within the State of Florida. The Company subsequently received regulatory approval for the investigational use of Alpha Leukoferon in the treatment of Multiple Sclerosis ("MS"), HIV/AIDS, AIDS Related Complex, AIDS/Kaposi Sarcoma, 32 types of cancers, hepatitis and certain other viral diseases. The Company is currently providing Alpha Leukoferon under the 499 Program on a no-charge basis for the treatment of HIV/AIDS. However, in December 1994, the Company discontinued enrollment of new patients in its Multiple Sclerosis study 499 Program. In August 1995, the Company negotiated an agreement with the Florida Department of Health and Rehabilitative Services ("HRS") which provided for the elimination of the enrollment of new patients in its existing 499 Program (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes including the Company's HIV/AIDS study currently being conducted at no charge to patients), the continued participation by previously enrolled patients in the 499 Program and resolution of other issues. The Company believes the discontinuation of the Company 499 Program will facilitate efforts to obtain FDA and EU approvals based on management's concern that the continuation of the 499 Program, which involved the ongoing distribution of the Product and receipt of limited revenues, was an impediment to obtaining such approvals. All other previously approved indications and protocols for the use of Alpha Leukoferon are inactive.

     The Company will require additional financing to engage in and complete clinical trials for the purpose of obtaining FDA and EU approvals for Omniferon. Clinical testing toward FDA and EU approval is an expensive process which is expected to take several years to accomplish with no assurance such approvals will eventually be obtained.

THE PRODUCT

     The Company derives its Product from human white cells (leukocytes). Natural Interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two basic types of interferon-alpha differentiated primarily by their method of manufacture and resultant composition. The first, as produced by the Company, is natural human leukocyte-derived alpha interferon produced by cultivated human white blood cells, which are stimulated by the introduction of a harmless virus. This process induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second, recombinant alpha interferon, is a genetically engineered synthetic interferon generally produced in bacterial cells not from natural human leukocytes by recombinant DNA techniques ("synthetic interferon").

     Clinical studies suggest that there may be significant therapeutic differences between the use of Natural Interferon and synthetic interferon. The Company is advised that studies have found that treatment with synthetic interferon in certain cases may cause an immunological response ("the production by the human immune system of neutralizing and/or binding antibodies") that reduces the effectiveness of the treatment or which may cause adverse side effects. The Company believes that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to other differences including dosage requirements (less of the natural product is required to treat certain subject diseases), the side effects of treatment with Natural Interferon, in certain instances, may be less severe or non-existent.

THE INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like the Company were working to solve the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc., and Schering Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received FDA approval to produce and market their respective recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer. See "Regulation" and "Competition" below. After the development of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished due primarily to the high cost of production, and most clinical studies thereafter utilized the synthetic product.

     Hoffman-LaRoche, Inc., and Schering Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products. In 1993, Chiron Corp. received FDA approval for its recombinant beta interferon for the treatment of relapsing/remitting Multiple

Sclerosis ("MS"). In 1996, Biogen, Inc. received FDA approval for its recombinant beta interferon for MS. In addition to the manufacturers of synthetic interferon, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts, the sale of which appears to be inconsequential. They continue to conduct FDA sanctioned clinical trials and attempt to market their product for the approved indication.

APPLICATIONS OF INTERFERON

  HIV/AIDS

     In July, 1990, the Company received approval from the Florida HRS for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. This Product had been previously approved for treatment of patients, who were eligible Florida residents, with HIV/AIDS, AIDS Related Complex and AIDS/Kaposi Sarcoma. In September 1993, the Company initiated distribution on a limited basis of its Product under this protocol. However, in December 1994, HRS informed the Company that no new patients may be enrolled under the 499 Program, including those patients with HIV/AIDS, ARC and Kaposi's Sarcoma, until the Company has satisfied HRS regarding compliance with FDA promulgated cGMP requirements. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

     In March, 1996, the Company in collaboration with Biodoron, received approval from the HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida, of Viragen's natural human alpha interferon product, Alpha Leukoferon for the treatment of HIV/AIDS in hemophiliacs. The Company entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to the Company $330,000 toward the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. There are 45 patients enrolled in the study which commenced in March 1996, pursuant to which 35 patients will receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program.

MULTIPLE SCLEROSIS PROGRAM

     In February, 1990, following regulatory approval for use of the Company's product by HRS for the treatment of multiple sclerosis, the Company, entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of the Product and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic and progressive MS.

     The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of the Company's Alpha Leukoferon product in the treatment of all types of multiple sclerosis. The abstract was published in the Annals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and the Company appearing in the Journal of International Medical Research in 1996.

CANCER AND VIRAL DISEASES

     The Company has distributed the Product in Florida for cancer patients pursuant to a variety of protocols (specifically delineated structures of treatment). Minimal revenues were obtained in 1991 and 1992 until the

Company's inventory was depleted in June 1992. Production of the Company's original product Alpha Leukoferon, recommenced in May 1993.

     The Company received approval from the Florida HRS in January 1988 for the intrastate distribution of interferon for the treatment of venereal warts, herpes labialis and genital herpes using the Product in conformance with 499 Program. Prior to the Company receiving notification from the Florida HRS to suspend enrollment of new patients under the 499 Program, HRS placed the cancer, hepatitis and viral protocols on an inactive status. Any indications for the use of interferon for cancer treatment would require resubmission of the respective protocol for HRS approval. The Company presently does not plan to request reactivation of these protocols.

MANUFACTURE OF INTERFERON

     Human white blood cells (leukocytes) and a stimulating virus, which raw materials are readily available to the Company, are needed to produce human interferon. The FDA approved stimulating virus, which is harmless to humans, is introduced into the white blood cell which induces the cell to produce interferon. The interferon is then separated from other proteins and extracted. The Company's natural human leukocyte interferon-alpha is distributed in Florida on a compassionate, no-charge basis under the 499 Program under the name Alpha Leukoferon. The Company's new Natural Interferon product, Omniferon, is currently at its final development stage and the Company intends to submit safety studies to the U.S. and EU regulatory authorities to begin clinical testing.

     Production methods developed by the Company, as well as enhanced methods currently under development (see "Research and Development", below) will serve to reduce the Company's cost of production and, therefore, the market price. While production of the natural product is still believed to be somewhat more costly on a per unit basis than recombinant interferon, the Company believes that possible lower dosage requirements for the natural interferon make it a cost-effective, alternate method of treatment. The Company anticipates that it will be required to make significant capital expenditures. There can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and product improvement anticipated by management.

     The Company discontinued production of Alpha Leukoferon in January 1995. Subsequently, the Company received notice from the HRS concerning cGMP deficiencies as noted by the FDA in its Form 483 report relating to the production of Alpha Leukoferon. The Company was advised by HRS that new patients may not be enrolled that were not previously enrolled, and in July 1995, the Company discontinued enrollment of new patients in the 499 Program. In August, 1995, the Company reached an agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes, including the Company's current HIV/AIDS study), and resolution of all other issues.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and FDA and/or EU approval (if obtained), of a new pharmaceutical takes several years and requires substantial funding. The Company is not currently engaged in any FDA or EU clinical trials and, while proposed for the future, completion of such studies is dependent upon obtaining significant additional funding. The Company's present focus is the continued research and development of Omniferon for the treatment of Multiple Sclerosis, HIV/AIDS and Hepatitis B and C.

     In 1991, the Company, due to its then absence of available funds, suspended its research and development activities. In 1993, following receipt of new equity financing and the installation of new management, the Company personnel recommenced limited research efforts focusing on improving production techniques. Following the receipt of additional funding from private placement offerings which were completed in August and December 1994, respectively, research efforts and related costs increased and can be expected to continue to increase as the Company continues its development of Omniferon. Research and development costs totaled $1,503,434, $605,025 and $17,476 for fiscal years ended June 30, 1996, 1995 and 1994, respectively.

PURIFICATION SYSTEM

     The Company has expended a substantial amount of time and resources towards the research and development of improved cell stimulation and purification techniques. These processes are believed to enhance the purity of the product while increasing production yields. This results in lower production costs and, eventually, reduces the sales price of the Product. In May, 1992, and January, 1994, the Company filed patent applications related to certain improved purification processes.

ROYALTY AGREEMENT

     In November 1991, in consideration of the Company's former parent, Medicore, Inc., having financed the Company and deferring payment of certain indebtedness (which was subsequently exchanged for an equity interest in the Company), the Company modified its Royalty Agreement with Medicore pursuant to which it was to pay Medicore a royalty of 12% of its net sales up to $20,000,000, of interferon, transfer factor and products using such substances, and a royalty of 7% for sales in excess of $20,000,000. The royalty agreement was to expire on November 6, 2001.

     The Company and Medicore have further amended the Royalty Agreement to provide for a maximum cap on royalties to be paid to Medicore of $2,400,000, with a schedule of royalty payments of 5% of the first $7,000,000 of sales of interferon and related products, 4% of the next $10,000,000 of sales and 3% of the next $55,000,000 of sales until the total of $2,400,000 royalty is paid. The amendment further provided that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment due under the agreement.

     The Company recognized royalties expense of $11,901, $28,826, and $28,000 for the years ended June 30, 1996, 1995 and 1994 respectively.

PATENTS

     The Company believes its production techniques are unique and are capable of yielding a superior quality product while reducing production costs which will enable the Company to ultimately lower the price of its Omniferon(TM) product. The Company may file additional patent applications relative to certain production techniques currently under development. The Company has also submitted several foreign patent applications relating to the Product for topical use.

     United States patents have been issued to others with respect to genetically engineered and human derived interferon. Subject to the extent of such existing patent claims, the Company may have to negotiate license agreements with such patent holders to use such processes and products. The Company believes that it does not infringe upon any current patent.

     The validity and enforceability of a patent can be challenged by litigation after its issuance and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that patents now held or obtained in the future will be of substantial protection or commercial benefit to the Company. (See "Competition" below).

REGULATION

  Federal and European

     The Company's activities and the Products and processes resulting from such activities are subject to substantial government regulation, both state and federal. The interstate manufacturing, advertising and sale of biologic substances and pharmaceutical products are regulated by, and require approval of, the FDA, European and state and local agencies. The Company, under State of Florida HRS guidelines relating to its limited distribution of the Product, must follow strict production and distribution procedures. The FDA has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of the Products. Obtaining FDA approval for commercialization of a new product can take significant time and capital since it involves extensive testing procedures and often lengthy clinical trials including the measurement of product safety, toxicity, and efficacy, if any, under specific protocols. The process of obtaining FDA or EU regulatory approval initially includes extensive animal testing to demonstrate product safety and preferred dosages. Subsequent human tests are undertaken to show the same and to document such findings as effectiveness, toxicity and side effects. Biostatistical analysis of data is then gathered in such studies, followed by the submission of all information and data to the regulatory authorities.

     At the present time, the Company has no pending application relative to Omniferon before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during 1997 and eventually submit an Investigative New Drug Application to the FDA. For these purposes, the Company has assembled a Clinical Advisory Committee comprised of scientists, medical researchers and clinicians who will act in an advisory capacity in order to assist the Company in developing the medical, scientific and clinical aspects in support of the Company's anticipated applications to be filed initially with the EU and FDA regulatory authorities.

     In the United States and Europe, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in animals and healthy volunteers to determine the early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. If Phase II evaluations indicate that a product has shown indications of potential effectiveness and has an acceptable safety profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     Regulatory approval of a new pharmaceutical product often takes five years or more (unless accelerated in certain instances for life-threatening diseases) and involves the utilization and expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to FDA jurisdiction. Semi-finished drugs may be shipped under certain controlled circumstances for further processing, packaging, labeling and distribution to third parties residing in approved foreign countries, subject to such laws as apply in those countries. The Company will comply with FDA rules and regulations as well as those of the country to which the Company intends to ship the Product before it will be permitted to export crude or finished interferon products outside the United States.

  The Scottish Agreement

     The European Union ("EU") regulations, in certain instances, may require less stringent preclinical studies for naturally occurring substances such as the Company's Omniferon product than for genetically engineered products. Accordingly, while there can be no assurance, the Company expects to possibly receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

     To secure a sufficient source of needed raw materials as well as expertise in the area of the regulatory approval process, in July 1995, Viragen (Scotland) Limited ("VSL"), a company incorporated under the laws of Scotland, entered into a License and Manufacturing Agreement with the Common Services Agency of Scotland ("Agency"). The Agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service ("SNBTS"). The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to manufacture alpha interferon from human leukocytes employing the Company's processes. Securing a sufficient qualified source of blood derived raw materials within the EU was considered critical to enable the Company to conduct EU clinical trials as well as providing a sufficient source of raw materials necessary for subsequent commercial manufacturing.

     Prior to the commencement of clinical trials, the Company's Scottish manufacturing facility, currently under construction, must be licensed by EU regulatory authorities to conduct such trials. The Company has engaged professionally recognized consultants familiar with the EU regulatory process to assist in the manufacturing and product submissions prerequisite to EU approvals. In addition, the SNBTS has a full-time regulatory department that has obtained approval in the EU of numerous EU blood-derived products. The SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent product approvals at the conclusion of the EU clinical studies. At such time as the SNBTS obtains a manufacturing license for Omniferon, Viragen intends to seek FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulatory authorities will approve the manufacturing or permit clinical testing and distribution of Omniferon within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Company's Product for clinical trials and subsequent distribution in the United States.

     VSL has been organized by the Company to undertake clinical trials and ultimately, commercialization of Omniferon and related products in the EU and other countries outside the United States. Viragen has transferred patent and related proprietary rights associated with the production of its Product and related technology to VSL for this purpose. Under the grant of license, VSL has provided the Agency with an exclusive license to use the proprietary rights covered by the License and Manufacturing Agreement for the preparation, manufacture and supply of Omniferon within the EU. The Agency has committed to manufacture Omniferon in sufficient scale to accommodate the EU clinical trials and, thereafter, for subsequent commercial sales in amounts to be agreed upon by the parties. The Agency is also expected to conduct certain studies relevant to the Product and cooperate with VSL and the Company to enable them to comply with the laws and regulations of the EU in connection with the production of Omniferon.

     VSL, VEL and the Company, pursuant to the License and Manufacturing Agreement, is providing the Agency with full access to the proprietary technology and specialized equipment, providing suitable training to the Agency's personnel and defraying all costs associated with securing permits and regulatory approvals, augmenting the Agency's facilities, if necessary, to manufacture the Omniferon and securing documentation substantiating compliance of the Omniferon with EU regulatory requirements. The Agency will receive compensation for products manufactured for use in clinical trials in the EU, for products manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices.

     The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Agreement also contains provisions protecting proprietary rights of VSL and the Company and the preclusion of certain competitive activities by the Agency.

     As a result of the completion of the private placements undertaken in March 1996, VEL received net proceeds of $5,102,000 which is being used for (i) the leasing and improvement of a building and related facilities in Edinburgh, Scotland, for the manufacture of Omniferon, (ii) the purchase of equipment for use of VSL's Scottish facilities, (iii) the payment of royalties to Viragen Technology commencing in calendar 1997 and (iv) for working capital purposes. VSL will require additional financing to engage in and complete clinical trials for the purpose of obtaining EU approval for the Product. Clinical testing toward EU approval is an expensive process which is expected to take several years to accomplish with no assurance that such approval will eventually be obtained.

COMPETITION

     Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well-established and abundantly financed pharmaceutical and commercial entities as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-

LaRoche, Inc., Schering Plough Corporation, Biogen, Inc., Chiron Corp., and Berlex Laboratories are producing, selling, and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of cancer and viruses, including MS, HIV/AIDS, KS and Hepatitis. Also, a United Kingdom manufacturer of alpha interferon-derived from lymphoblastoid cells has been approved in certain European countries (not in the United Stated) for Hepatitis C and certain cancers.

     In addition to the manufacturers of synthetic interferons, a domestic manufacturer of Natural Interferon-Alpha, received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials and to market their product for their approved indication.

     The Company believes that competition is also based on production ability, technological superiority and ultimately to obtain governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. The Company's ability to develop products, complete clinical studies and obtain governmental approval in the past have been hampered by a lack of adequate capital. The Company reinitiated production and marketing operations in May 1993 and is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

     As of August 20, 1996, the Company has 26 employees, of which 15 are Research and Development and Quality Assurance/Quality Control personnel. The remaining 11 employees are management, regulatory and/or administrative. (See
Item 1, "Business -- Recent Developments").

ITEM 2.  PROPERTIES

     The Company owns a 14,000 square foot building at 2343 West 76th Street, Hialeah, Florida. The facility includes executive offices, a laboratory for biomedical research and development activities. The Company refinanced its building through a $600,000 borrowing with a Florida bank under a five year note and mortgage. The loan was reduced in equal monthly principal payments of $2,500 with interest at 2% in excess of the prime rate. The mortgage was on the land, building and improvements, equipment and fixtures used in connection with the realty. Medicore, former parent of the Company, had guaranteed the principal and interest on this loan together with expenses and fees upon any default. Medicore also had an Acquisition Agreement with the Company giving it the right to cure defaults and assume the mortgage and take title to the property in the event the Company were to default under its now satisfied mortgage agreement. A balloon payment of $450,000 was due in August, 1996, and was paid-in-full at maturity.

     Prior to the receipt of equity capital in 1993, the Company received advances from Medicore for operating capital. Aggregate indebtedness due Medicore resulting from such advances (exclusive of amounts due under the amended Royalty Agreement) was $366,405, $385,000 and $437,000 at June 30, 1996, 1995 and 1994, respectively. This indebtedness was secured by a $429,400 note and mortgage on the realty and personal property of the Company. See Item 13 "Certain Relationships and Related Transactions." This note was paid in-full upon maturity in August 1996. As of August 1996, there are no mortgages on the Company's Florida facility and all assets previously secured by such mortgages are free from incumberance.

     The Company has leased 2,800 square feet in this building to Medicore for the latter's administrative offices. The lease is for five years through December 31, 1997, with two five year renewals, at an annual rental of $19,600 plus taxes and utilities.

     The Company has entered into negotiations with Medicore to sell its facility located in Dade County, Florida. Based on these negotiations, the Company has recorded a reduction in the net book value of this facility of $316,000 during fiscal 1996. The Company is presently negotiating to lease and construct a new facility in south Florida during the first quarter of 1997.

     In June 1996, the Company, through VSL, entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility comprised of approximately 8,100 sq. ft., will contain the Company's laboratory and production facilities. This location will augment other productive assets located with the SNBTS facility which are available to the Company under the Scottish Agreement. The monthly rental for the facility is British Pounds 6,140 or approximately US$9,800 subject to adjustment for common area maintenance charges. The Company has the right to renew the lease for four additional five year terms. The Company considers that its property, including its new facility under construction, as suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

     The Company considers that its property is generally in good condition, well-maintained and is generally suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in nor is subject to any material claims or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the NASDAQ SmallCap under the symbol "VRGN" since June 4, 1996. Prior thereto, the Company's Common Stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid quotations for the Common Stock for the two years ended June 30, 1996.

                                                                       HIGH       LOW
                                                                      -------     ---
        1994 - 1995
        First Quarter ended 09/30/94................................  $1 13/16   $  3/8
        Second Quarter ended 12/31/94...............................   1 13/16      1/2
        Third Quarter ended 03/31/95................................   1 7/16       1/2
        Fourth Quarter ended 06/30/95...............................   1 7/16       1/8
        1995 - 1996
        First Quarter ended 09/30/95................................  $1 1/16    $  1/4
        Second Quarter ended 12/31/95...............................     15/16      1/8
        Third Quarter ended 03/31/96................................   4 9/16       1/8
        Fourth Quarter ended 06/30/96...............................   9 5/8      3 3/4

     The above quotations represent prices between dealers, and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     As of September 20, 1996 there were approximately 2,900 stockholders of record.

     The Company has not paid any dividends on its common stock since its incorporation in December 1980. Since the Company had been in the development state, has experienced losses since inception (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), has significant capital requirements in the future, and presently intends to retain future earnings, if any, to finance the expansion of its business. It is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

     The Company has 2,650 shares of 10% Series A Preferred Stock outstanding which do not trade. Each share of Series A Preferred Stock is immediately convertible into 4.26 shares of Common Stock. Dividends on the Series A Preferred Stock are cumulative, have priority to the Common Stock and are payable in either cash or Common Stock, at the option of the Company. The Series A Preferred Stock has voting rights only if dividends are in arrears for five annual dividend periods. Upon such occurrence, the voting would be limited to the election of two directors. Dividends continue to accumulate but do not become an obligation of the Company until declared by the Board of Directors. The Board of Directors anticipate declaring a cumulative dividend in the 10% Series A Preferred Stock during the fourth calendar quarter 1996.

     In June 1996, the Company issued 15,000 shares of 5% Series B Cumulative Convertible Preferred Stock for $15,000,000. The Series B Preferred Stock is convertible into Common Stock of the Company at the lesser of (i) an amount equal to the 85% of the average market price for the five consecutive trading days ending on the trading day prior to the Conversion Notice, subject to adjustment, or $8.74. As of September 20, 1996, no portion of the Series B Preferred Stock had been converted into Common Stock and no dividend had been declared or paid. The Board of Directors anticipate declaring a quarterly dividend of $187,500 during the fourth calendar quarter 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                                                  YEARS ENDED
                                        YEARS ENDED JUNE 30,             FOR THE PERIOD          DECEMBER 31,
                                ------------------------------------   BETWEEN JANUARY 1,   -----------------------
                                   1996         1995         1994      AND JUNE 30, 1993       1992         1991
                                ----------   ----------   ----------   ------------------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues......................  $      739   $      722   $      677       $       53       $       52   $      147
Net loss......................      (4,672)      (3,952)      (1,083)            (311)            (563)        (716)
Loss attributable to common
  stock.......................      (4,723)      (3,955)      (1,087)            (313)            (573)        (730)
Loss per average common
  shares......................        (.13)        (.12)        (.06)            (.02)            (.05)        (.07)
Weighted average shares
  outstanding.................  36,198,302   32,137,693   18,686,751       14,463,038       11,478,914   10,933,669

                        CONSOLIDATED BALANCE SHEET DATA

                                                                                          YEARS ENDED
                                         YEARS ENDED JUNE 30,        FOR THE PERIOD      DECEMBER 31,
                                       -------------------------   BETWEEN JANUARY 1,   ---------------
                                        1996      1995     1994    AND JUNE 30, 1993    1992     1991
                                       -------   ------   ------   ------------------   -----   -------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Working Capital......................  $18,266   $1,614   $  795         $  250         $(942)  $(1,115)
Total Assets.........................   20,617    3,330    2,744          1,462           983     1,070
Long-term Debt.......................      116      857      976          1,034           529        --
Stockholder's Equity (Deficit).......   17,275    1,698      546            101          (588)      (88)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses have totaled $4,672,000, $3,952,000 and $1,083,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totalled approximately $18,266,000 at June 30, 1996, an increase of $16,652,000 over the previous year end balance. This increase was attributable primarily to the receipt of proceeds of $15,000,000 from the issuance of 5% Series B Convertible Preferred Stock in June 1996 and the receipt of approximately $5,102,000 in net proceeds from two Private Placement Offerings by Viragen (Europe) Ltd. completed in March 1996 after related expenses of $317,500, reduced by operational losses during the period. In connection with the sale and issuance of the Series B Preferred Stock, the Company issued warrants to purchase 225,000 shares of Common Stock at $10.59 per share through June 1999 and cash fees of $900,000 to certain finders and an investor representative who participated in the transaction.

     In June 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's newly established 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15,000,000. The sale of the Series B Preferred Stock represented the completion of the first stage of a $50 million financing commitment. The Company anticipates completing the balance of the financing, subject to market and other conditions, representing an additional $20 million prior to December 31, 1996 and $15 million prior to April 30, 1997.

     Under the terms of the Series B Preferred Stock, the Purchaser is entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7,

1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser has the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The Company also has a right to require the Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 180 days following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock does not carry any voting rights except as required under the Delaware General Corporation Law.

     In September 1995, the Company entered into an Agreement and Plan Reorganization ("Agreement") with Sector Associated, Ltd. ("Sector"). Under the terms of the Agreement, the Company acquired a 94% interest in Sector in a reverse acquisition transaction. Sector was a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date. This transaction closed in December 6, 1995.

     In March 1996, Sector completed two Private Placement Offerings, issuing 768,000 shares of its Common Stock and 216,500 Common Stock purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related expenses of $317,500. The company is using these proceeds to undertake European research and clinical trial activities including the establishment of a laboratory and manufacturing facility in Edinburgh Scotland, currently under construction, the purchase of laboratory equipment and related working capital. On May 2, 1996, Sector changed its name to Viragen (Europe) Ltd.

     In December 1994, the Company completed a private placement, solely to accredited investors, of Common Stock at $.60 per share, realizing gross proceeds of $2,056,000 in consideration for the issuance of 3,426,667 shares. The proceeds were utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe and working capital. In August 1994, the Company completed a $3.5 million private placement offering of its Common Stock to accredited investors at $.40 per share, resulting in the issuance of 8,919,000 shares. The net proceeds of the offering of approximately $3,185,000 were utilized for the continued development of Omniferon, acquisition of laboratory production equipment, the purchase of a Company-wide computer system, development of clinical study protocols, employment of additional operating and administrative personnel and working capital.

     While subject to significant limitation, the Company at June 30, 1996 has available net tax operating loss carryforwards of approximately $18,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

     Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research projects, the establishment of a research and manufacturing facility in Scotland and the commencement of EU clinical trials. In addition, the Company expects to be able to draw upon its remaining $35 million in financing available through the issuance of additional 5% Series B Convertible Preferred Stock by April 1997. The additional funding raised will be used to supplement funding of EU clinical trials as needed, commence clinical trial studies in the U.S. of its Omniferon product, the establishment of one of more domestic production facilities, the possible acquisition of one or more businesses complimentary to the Company's operations and for general working capital.

RESULTS OF OPERATIONS

  1996 COMPARED TO 1995

     For the past several years, the Company's limited revenues have been derived from sales of the Company's Alpha Leukoferon Product through Florida physicians (primarily neurologists) for the treatment of Multiple Sclerosis. Distribution of the Company's Product was limited to the State of Florida and was sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permitted controlled distribution of the Product in a clinical trial environment only within the state of Florida (commercialization of products under this statute is not permitted). In an Agreement reached with the Department of Health and Rehabilitation Services (HRS), the Company discontinued enrollment of new patients in its 499 Program and all revenues under this program ceased in March 1996.

     The Company currently has no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to the successful completion of lengthy clinical trials and the Company's ability to raise significant additional investment capital to fund and complete such trials.

     Losses from operations have been incurred since inception and totaled $4,785,015 and $3,951,839 for the years ended June 30, 1996 and 1995, respectively.

     Sales revenues for the year ended June 30, 1996 totaled $230,000 compared to $574,000 for the previous year, and were derived from distribution of the Company's Alpha Leukoferon product for the clinical study treatment of multiple sclerosis. The decline in revenues was due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

     In March 1996, the Company received approval from the HRS under the 499 Program to conduct an investigational study in Florida, in collaboration with Biodoron, of the Company's Alpha Leukoferon product for the treatment of HIV/AIDS in hemophiliacs on a no charge basis. The Company subsequently entered into an agreement with Quantum Health Resources, Inc., whereby they provided $330,000 to the Company for the conduct of the study. Quantum Health Resources, Inc. is a national provider of alternate site therapies and support services for patients afflicted by chronic disorders, including hemophilia.

     Cost of sales expense as a percentage of sales revenues totaled 78% for the year ended June 30, 1996 compared to 61% for the preceding year. This increase was due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon product for patients enrolling during and subsequent to fiscal 1994. A portion of the sales revenues recorded in fiscal 1995, reflected shipments to patients enrolled prior to the reduction in sales price. This sharp price reduction reflected the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment.

     Research and development costs totaled $1,503,000 for fiscal 1996 compared to $605,000 for 1995. This sharp increase was attributable to significantly expanded research efforts associated with the Company's newly-developed Natural Interferon (alpha) product Omniferon. These costs are expected to continue to significantly increase at least through fiscal 1997. The Company intends to continue its process development refinement efforts and work toward regulatory submissions in the EU to conduct clinical trials of Omniferon. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality, production yields and manufacturing efficiencies. Components of the increases include the hiring of additional research personnel with salaries and related taxes and benefits totalling approximately $404,000 and an increase in research laboratory supplies expense of approximately $256,000 representing 45% and 29%, respectively, of the overall increase. Additionally, fiscal 1996 expenses reflected increases in travel, equipment rentals and support functions associated with the overall increases in the level of research activities.

     Selling and general administrative expenses totalled $3,501,000 for fiscal 1996 compared to $2,029,000 for the preceding year. Components of this overall increase of approximately $1,472,000 included $298,000 in consulting expense reflecting the issuance of 336,000 common stock purchase options, $316,000 resulting from the write-down of the Company's Miami facility pursuant to Financial Accounting Standards Board Statement No. 121 and an increase in administrative salaries with related taxes and benefits of approximately $262,000. In addition, the Company recognized $243,000 in compensation expense reflecting the issuance of 400,000 shares of Viragen (Europe) Ltd. to the officer/directors of Viragen (Europe) Ltd. and one employee of the Company. The increase also reflects the overall level of administrative activity including European travel associated with the establishment of the European production facility located in Edinburgh, Scotland and related corporate development efforts.

     In September, 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provision of the 1995 Stock Option Plan. The options granted have an exercise price of $.50 per share and are exercisable for a period of five years. The Company recognized compensation expense of $183,144 as a result of these options which has been included in general and administrative expenses.

RESULTS OF OPERATIONS

  1995 Compared to 1994

     Distribution of the Company's Product during this time was limited to the State of Florida and was sanctioned by, and subject to, the provisions of Florida Statute 499.018. This statute permits controlled distribution of the Product in a clinical trial environment only within the state. Commercialization of products under this statute is not permitted. The Company discontinued enrollment of new patients in its 499 Program and all revenues under this program ceased in March 1996. The Company will have no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities.

     Losses from operations have been incurred since inception and totalled $3,952,000 and $1,083,000 for the years ended June 30, 1995 and 1994, respectively.

     Sales revenues for the year ended June 30, 1995 totalled $574,000 compared to $625,000 for the previous year and were derived from the distribution of the Company's Alpha Leukoferon product for the clinical study treatment of Multiple Sclerosis under the State of Florida 499 Program. Sales revenues during the second half of fiscal 1995 declined sharply due to discontinuance of the enrollment of new patients based upon an agreement with the Florida HRS.

     In December 1994, the Company received notification from the Florida Health and Rehabilitative Services to postpone enrollment of new patients under its 499 Program until such time as the Company provided certain administrative reports to the HRS and satisfied certain FDA inspection-related comments concerning the Company's manufacturing processes and facility. On March 17, 1995, the Company received further notice from HRS requesting that the Company demonstrate that its production technology complies with FDA promulgated cGMP and for the Company to continue the postponement of the enrollment of new patients under the 499 Program until the Company demonstrated such compliance. The Company continued to provide Product to patients then currently receiving treatment, or enrolled in the Company's 499 Program (consistent with existing treatment protocols and reporting procedures established for the 499 Program). In July 1995, management of the Company determined to discontinue enrollment of new patients under its 499 Program. This decision was based primarily on management's intention to focus the Company's efforts on obtaining FDA and EU approvals for Omniferon and avoiding complications associated with any further expansion of the 499 Program, which potentially had increasing commercial implications which could hinder the Company's efforts in securing regulatory approvals. In August 1995, the Company reached a settlement agreement with the Florida HRS which provided for the discontinuation of enrollment of new patients in its 499 Program (except for certain possible limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by currently enrolled patients in the 499 Program and resolution of all other issues. Accordingly, the Company recorded a $788,000 write-down of its inventory balances to a level reflecting product then on-hand needed to complete the course of treatment for patients actively receiving the Product and enrolled prior to the discontinuation of new enrollments.

     Cost of sales as a percentage of sales revenues totalled 61% for the year ended June 30, 1995 compared to 52% for the comparable period of the preceding year. This increase is due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon product. This sharp price reduction reflects the Company's efforts to make the Product more price competitive with the Synthetic Interferons.

     Research and development costs increased significantly during fiscal 1995 over the prior year reflecting the lack of research capital earlier in fiscal 1994 and significantly expanded research efforts associated with the development of the Company's Omniferon product. These costs are expected to continue to significantly increase over future periods as the Company continues to seek improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increase of approximately $600,000 include the hiring of research personnel over the course of the year with salaries and related taxes and benefits totalling approximately $167,000 or 27% of the overall increase. Additionally, research laboratory supplies expense increased approximately $308,000 between the periods. The increase was also due to increases in consulting fees, research related travel and equipment rentals.

     Selling general and administrative expenses increased approximately 60% in fiscal 1995 over the previous year. Components of this net increase which totalled $764,000 included the forgiveness of debt for certain officers and directors associated with Company stock purchases of $338,000 (See Part III, Item 10, "Executive Compensation") an increase in administrative salaries of approximately $406,000 a significant portion of which was attributable to, and off-set by, the cancellation of MMS Agreement and the related assumption of certain related employment agreements, and the addition of administrative support clerical personnel with related taxes and benefits. Additionally, fiscal 1995 reflected an increase in travel related expense of approximately $80,000 a significant portion of which was attributed to travel associated with the establishment of a European production facility and related fact-finding and marketing efforts. During fiscal 1995 the Company also incurred financial consulting fees of approximately $52,000 not incurred in the prior year and an increase in utilities and general office expenses associated with the overall increase in administrative activities. During fiscal 1994, the Company incurred expenses of $117,000 attributable to stock options granted during that period with no similar expense being incurred during fiscal 1995.

     Bad debt expense increased significantly over the prior year primarily due to four patients utilizing the Company's Alpha Leukoferon product under the 499 Program being unable to obtain anticipated insurance reimbursement for product shipments due to product's investigational status. Sales made during fiscal 1994 were not as dependent upon insurance reimbursement for ultimate realization of the related receivables.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                      SERVED AS OFFICER
                                                           POSITION WITH                   AND/OR
                 NAME                   AGE                 THE COMPANY                DIRECTOR SINCE
- --------------------------------------  ---    -------------------------------------  -----------------
Gerald Smith..........................  65     President and                                 1993
                                               Chairman of the Board                         1994
Robert H. Zeiger......................  52     Chief Executive Officer and Director          1995
Dennis W. Healey......................  48     Executive Vice President                      1993
                                               Chief Financial Officer, Treasurer            1980
                                               Secretary, and                                1994
                                               Director                                      1984
Charles F. Fistel.....................  35     Executive Vice President and                  1994
                                               Director                                      1996
Peter D. Fischbein....................  56     Director                                      1981
Sidney Dworkin, Ph.D..................  74     Director                                      1994
Jay M. Haft...........................  60     Director                                      1994
William B. Saeger.....................  44     Director                                      1994
Fred D. Hirt..........................  53     Director                                      1996

     GERALD SMITH, accordance with a February 1993 Stock Agreement, became a Director on February 5, 1993, the date of the Initial Purchase by Cytoferon. On May 12, 1993, Mr. Smith became President of the Company. In June 1994, Mr. Healey relinquished his position as Chairman of the Board of Directors in favor of Mr. Smith. Mr. Smith remains as Chairman of the Board and President of the Company. Since 1982, he was a principal stockholder, President, Chief Executive Officer and director of Business Development Corp. ("BDC"), which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a director of Cinescopic Corporation and International Database Service, Inc., computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has discontinued BDC's operations in order to devote all of his time to the Company. Mr. Smith is also Chairman of the Board and President of VEL and VUSA.

     ROBERT H. ZEIGER was appointed Chief Executive Officer and Chief Operating Officer and was elected as a Director in May 1995. Mr. Zeiger is a pharmaceutical executive. From 1985 to 1994, Mr. Zeiger was employed by GLAXO, Inc., Research Triangle Park, North Carolina, serving as Vice President and General Manager of their Dermatological Division from 1985 to 1988, Vice President and General Manager of Alan & Hansburg from 1988 to 1991, and Vice President and General Manager of Glaxo Pharmaceuticals from 1991 to 1994. Mr. Zeiger also served as Vice President, Marketing and Sales with Stiefel Laboratories, Inc., Coral Gables, Florida, from 1979 to 1985, and as National Sales Manager to Knoll Pharmaceutical Company, Whipping, New Jersey from 1971 to 1979. Mr. Zeiger is also Chief Executive Officer and a Director of VEL.

     DENNIS W. HEALEY is a Certified Public Accountant and was appointed Chairman of the Board and Chief Executive Officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as Chairman of the Board to Mr. Smith and in July 1994, relinquished the position of Chief Executive Officer upon the employment of Mr. Fistel. Upon Gerald Smith becoming President on May 12, 1993, Mr. Healey became an Executive Vice President and has served as Chief Financial Officer and Treasurer of the Company since 1980. Mr. Healey was appointed Secretary in 1994. Until his resignation in July 1996, Mr. Healey served as Senior Vice President, Principal Financial Officer and Treasurer of Medicore, Inc. ("Medicore") and Executive Vice

President of its Techdyne affiliate. He also served as Treasurer of most of Medicore's subsidiaries and as a Vice President of Dialysis Corporation of America ("DCA"), a subsidiary of Medicore and Secretary, Treasurer and director of other DCA subsidiaries. Mr. Healey joined Medicore in 1976 as its Controller. Mr. Healey is also Executive Vice President, Treasurer, Secretary and a Director of VEL and VUSA.

     CHARLES F. FISTEL was appointed Chief Executive Officer of the Company upon his employment in July 1994, which position he relinquished to Mr. Robert H. Zeiger in May 1995, becoming an Executive Vice President of the Company. Mr. Fistel was elected a Director of the Company in June 1996. Mr. Fistel, prior to joining the Company, served for two years as an independent financial advisor to publicly-traded and privately-held emerging growth companies. Prior thereto, between 1986 and 1992, he served as Executive Vice President, Chief Financial Officer and a director of Tiger Direct, Inc. (formerly BLOC Development Corporation), a Miami, Florida-based publicly-traded computer technology development, marketing and distribution company. From 1981 to 1986, Mr. Fistel, who is also a Certified Public Accountant, actively practiced public accounting. Mr. Fistel is also Executive Vice President and a Director of VUSA.

     PETER D. FISCHBEIN is an attorney who has been practicing law for approximately 31 years. Mr. Fischbein served as the Company's Secretary between May and December 1994. His former firm on occasion represented the Company, Medicore and the Viragen Research Associates Limited Partnership ("Limited Partnership") which has certain contracts with the Company. Mr. Fischbein is also a director of Medicore (since 1984) and Techdyne (since 1985). Mr. Fischbein has been a general partner of several limited partnerships engaged in oil exploration and real estate development.

     SIDNEY DWORKIN, PH.D., elected a Director in August 1994, was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as Chief Executive Officer of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr. Dworkin has served as Chairman of the Board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as Chairman of Global International, Inc., which is involved in the sale and leasing of modular buildings to hospitals and radiology groups. Between 1993 and the present, Dr. Dworkin has also served as Chairman of the Board of Comtrex Systems, which is engaged in development and sale of programmable cash registers. Dr. Dworkin also serves on the Board of Directors of CCA Industries, Inc., Interactive Technologies, Inc. and Northern Technologies International Corporation, all of which are publicly-traded companies.

     JAY M. HAFT, elected a Director in August 1994, is an attorney and of counsel to Parker Duryee Rosoff & Haft, New York, NY has been a practicing lawyer since 1959. Mr. Haft has specialized in the representation of emerging growth companies, and has participated in fund raising for a number of leading edge medical technology companies and is Managing General Partner of Venture Capital Associates, Ltd. and GenAm "1" Venture Fund, a domestic and international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations.

     WILLIAM B. SAEGER, elected a Director in August 1994, is a Certified Public Accountant with seventeen years experience in corporate strategic planning, financial and tax planning, acquisitions, corporate capitalizations, analysis and management of financial assets. Mr. Saeger has served as a portfolio manager and analyst for a number of funds and is currently Vice President of Fundamental Management and serves as a director of Telemac Cellular Corp. Mr. Saeger has also written for financial publications on federal taxation and investment portfolio management.

     FRED D. HIRT, elected as Director in June 1996, is a health care executive and serves as the President and Chief Executive Officer of Mount Sinai Medical Center in Miami Beach, Florida. Mr. Hirt is active in numerous community healthcare and charitable organizations and serves on many of their Board of Directors.

     There is no family relationship between any of the officers and directors.

     On August 15, 1994, the Company expanded its Board of Directors to include Messrs. Sidney Dworkin, Jay M. Haft and William B. Saeger. At that time, the Company constituted its Audit, Executive and Compensation Committees. The audit committee consists of Messrs. Healey, Dworkin and Saeger. The

Executive Committee consists of Messrs. Smith, Zeiger, Healey and Fistel. The Compensation Committee consists of Messrs. Haft and Dworkin.

     The Audit Committee oversees the Company's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The Audit Committee also acts as liaison to the Company's independent certified public accountants, and conducts such work as is necessary and receives written reports, supplemented by such oral reports as it deems necessary, from the audit firm. The Executive Committee is empowered to act for the full Board in intervals between Board meetings, with the exception of certain matters which by law may not be delegated. The Executive Committee will meet, as necessary, and all actions by the Committee are to be reported at the next Board of Directors meeting. The Compensation Committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation. While the audit committee and the compensation committee has met periodically on an informal basis, the Board of Directors has chosen to meet as a full Board to evaluate audit and compensation matters.

     The term of office for the Company's Directors is one year and they will serve until the next annual meeting of stockholders. The Company anticipates holding its next annual meeting during the fourth calendar quarter of 1996.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table sets forth information concerning the compensation and employment agreements of the Chief Executive Officers of the Company and two other most highly compensated executive officers as of June 30, 1996.

                                                                                                            ALL OTHER
                                                       OTHER ANNUAL        RESTRICTED                 ----------------------
           NAME AND                                ---------------------     STOCK      OPTIONS/       LTIP        OTHER
      PRINCIPAL POSITION         YEAR    SALARY    BONUS    COMPENSATION     AWARDS      SARS(#)      PAYOUTS   COMPENSATION
- -------------------------------  ----   --------   ------   ------------   ----------   ---------     -------   ------------
Gerald Smith, Chairman of Board
  and Pres.(1).................  1996   $154,615   $7,500     $ 14,000            --    1,600,000         --           --
                                 1995     70,000              $  9,317            --       50,000(5)      --           --
                                 1994               7,500           --            --                      --           --
Robert H. Zeiger, CEO,
  Director(2)..................  1996   $ 66,653   $   --     $  5,000            --      100,000         --           --
                                 1995     11,538                                        1,000,000
Dennis W. Healey, Exec., V.P.,
  Treas., CFO and
  Director(3)..................  1996   $ 78,653   $1,250     $  8,500            --      500,000         --           --
                                 1995     75,000        0       10,167            --       50,000(6)      --           --
                                 1994      7,200    1,250           --            --           --         --           --
Charles F. Fistel, Exec. VP,
  Director(4)..................  1996   $110,000   $   --     $  6,000
                                 1995   $106,615              $ 19,208            --      110,000         --           --
                                 1994

- ---------------

(1) Mr. Smith is Chairman of the Board, Chief Executive Officer and President of Cytoferon, a former affiliate of the Company. Cytoferon previously had a consulting and marketing agreement with the Company pursuant to which Cytoferon was entitled to receive consulting fees, commissions, fees for certain foreign transactions and foreign royalties.

     In November 1993, as modified on December 15, 1994, Mr. Smith entered into a two-year employment agreement expiring November 18, 1995, with the Company at no salary. The agreement provided for the sale of 750,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments reflecting the shares to be released from escrow in increments of no less than $3,000. These shares were purchased through the issuance of a note in the principal amount of $217,500 in April 1994 with Mr. Smith receiving a bonus equal to the par value ($7,500) of shares purchased. On May 15, 1995, the Company forgave Mr. Smith's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provided for the issuance of 750,000 options to purchase common stock subject to meeting certain production related or capital raising criteria. The criteria were successfully met with the closing of the Company's $3.5 million Private Placement in August 1994 and, accordingly, these options became exercisable.

     Mr. Smith had an employment agreement with Cytoferon effective June 2, 1992, for a term ending June 30, 1995. He was provided with an annual salary of $120,000 the first year, $130,000 the second year and $140,000 the third year. The salary for the period prior to May 12, 1993, the completion of the Stock Agreement, was accrued and was payable from available cash. Mr. Smith was entitled to participate in any Cytoferon benefit plans of which there were none. The Cytoferon employment agreement further provided Mr. Smith with certain severance arrangements if there was a change in control of Cytoferon or the Company. In August 1994, the Board of Directors of the Company voted to terminate the Management and Marketing Services Agreement with Cytoferon, terminating all fees payable thereunder, concurrent with the issuance of the 1,750,000 contingently issuable shares subject to receipt of a fairness opinion which was subsequently received. In connection with this transaction, the Company agreed to assume the obligations of Mr. Smith's employment agreement with Cytoferon through November 18, 1995. The Company entered into a two-year employment agreement with Mr. Smith, effective October 6, 1995, under terms similar to his previous employment agreement, modified to increase his salary by $20,000 and $10,000 for the first and second years, respectively. In January 1996 Mr. Smith exercised options to purchase 750,000 shares of common stock through the issuance of a note in the principal amount of $217,500 with the shares being issued into escrow pending cash payments reelecting the shares to be released from escrow in increments of no less than $3,000. Mr. Smith received a bonus equal to the par value ($7,500) of the shares purchased. On June 6, 1996, the Company forgave Mr. Smith's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors. See Item 13, "Certain Relationships and Related Transactions".
(2) On May 9, 1995, the Company entered into a two-year employment agreement expiring May 1, 1997, with Robert H. Zeiger to serve as Chief Executive Officer and Chief Operating Officer of the Company at an annual salary of $120,000. The agreement provides for health, life and similar employee benefits generally made available to other employees of the Company, use of an automobile and related maintenance expenses and reimbursement for expenses incurred in fulfilling his normal responsibilities to the Company. The agreement provides for the issuance of options to purchase the aggregate of 1,000,000 shares of Common Stock of the Company at an exercise price of $.96 per share, exercisable with respect to 500,000 shares commencing May 8, 1996 through May 8, 2000 and exercisable for the remaining 500,000 shares commencing May 8, 1997 through May 8, 2001. The right to exercise such options may be accelerated upon the occurrence of certain material corporate transactions. The options are terminable prior to the lapse of their respective terms only if Mr. Zeiger's employment should be terminated for cause, and, in that event, the options must be exercised to the extent that they have vested within 90 days of such termination.
(3) In April 1994, as modified on December 15, 1994, Mr. Healey entered into an employment agreement expiring November 18, 1995, with the Company at an annual salary of $75,000. The agreement provides for health, life and similar employee benefits generally made available to other employees of the Company, an automobile and related expenses. The agreement further provided for the sale of 125,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments reflecting the shares to be released from escrow in increments of no less than $3,000 shares. These shares were purchased in June 1994 through the issuance of a note in the principal amount of $36,250, with Mr. Healey receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Healey's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provided for the issuance of 125,000 options to purchase common shares at $.30 per share subject to the Company reaching certain production levels or raising certain minimums in capital during the employment contract period, consistent with similar provisions contained in Mr. Smith's November 1993 employment agreement. These criteria were met in August 1994 and, accordingly, these options became exercisable. The Company entered into a two-year employment agreement with Mr. Healey, effective October 6, 1995, under terms similar to his previous employment agreement, modified to increase his salary by $5,000 and $5,000 for the first and second years, respectively. In July 1996, Mr. Healey resigned all positions he held with Medicore and its subsidiaries and entered into an employment agreement with Viragen (Europe) Ltd. This agreement provides for a salary of $85,000 per year and expires in September 1997 concurrent with the expiration of his employment agreement with the Company. In January 1996 Mr. Healey exercised options to purchase 125,000 shares of common stock through the issuance of a note in the principal amount of $36,250 with the shares being issued into escrow pending cash payments reelecting the shares to be released from escrow in increments of no less than $3,000. Mr. Healey received a bonus equal to the par value ($1,250) of the shares purchased. On June 6, 1996, the Company forgave Mr. Healey's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors.
(4) On July 1, 1994, as modified on December 15, 1994, the Company entered into a two-year employment agreement expiring July 1, 1996, with Charles Fistel to serve as Chief Executive Officer (which position he relinquished to Mr. Zeiger in May 1995, assuming the position of Executive Vice President) at an annual salary of $110,000. The agreement provides for health, life, and similar employee benefits generally made available to other employees of the Company, use of an automobile and related expenses. The agreement provides for the issuance of options to purchase the aggregate of 300,000 shares of common stock at an exercise price of $.30 per share, exercisable with respect to 150,000 shares commencing June 30, 1995, through July 1, 1999, and exercisable for the remaining 150,000 shares commencing June 30, 1996, through July 1, 2000. The right to exercise such options have accelerated based on the Company having raised certain minimums in capital. On July 1, 1996, upon the expiration of Mr. Fistel's 1994 employment agreement, Mr. Fistel entered into a two year employment under terms similar to his previous employment agreement modified to increase his salary $30,000 and $10,000 in the first and second years, respectively.

     In November 1995, VSL, a wholly-owned subsidiary of VEL issued an aggregate of 7.144 shares of VSL common stock at $56.00 per share to individuals serving as officers and directors of VEL and one employee of the Company. Pursuant to the Agreement and Plan of Reorganization, these shares were exchangeable into an aggregate of 400,000 shares of VEL. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, (ii) Mr. Robert H. Zeiger, and (iii) Mr. Dennis W. Healey, all serving as officers and directors of VEL. All options in VSL were exercised and the related shares exchanged for VEL common stock. The Company recognized $243,000 in compensation expense as a result of the issuance of these shares.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1996 to each person named in the Summary Compensation Table.

                                                   NUMBER OF      % OF TOTAL
                                                   SECURITIES    OPTIONS/SARS
                                                   UNDERLYING     GRANTED TO    EXERCISE OR
                                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
                                                   GRANTED(#)    FISCAL YEAR     ($/SHARE)       DATE
                                                  ------------   ------------   -----------   ----------
Gerald Smith....................................    1,600,000        52.2%         $ .50        10-05-00
Robert H. Zeiger................................      100,000         3.3            .50        10-05-00
Dennis W. Healey................................      500,000        16.3            .50        10-05-00
Charles F. Fistel...............................      110,000         3.6            .50        10-05-00

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1996 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1996 fiscal year:

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1996 FISCAL YEAR END OPTION VALUES

                                                                                           VALUE OF UNEXERCISED
                                         VALUE REALIZED                                   IN THE MONEY OPTIONS AT
                                          MARKET PRICE       NUMBER OF UNEXERCISED        FY-END (BASED ON FY-END
                             SHARES       AT EXERCISE          OPTIONS AT FY-END           PRICE OF $5.44/SHARE)
                            ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
          NAME             ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -------------------------  -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith.............    750,000        $348,750        1,650,000                   $ 8,126,000
Robert H. Zeiger.........     75,000         494,470          525,000      500,000        2,363,000    $ 2,240,000
Dennis W. Healey.........    125,000          58,125          550,000                     2,692,000
Charles F. Fistel........         --              --          410,000           --        2,085,400             --

1995 AMENDED STOCK OPTION PLAN

     On May 15, 1995 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1995 Amended Stock Option Plan." On September 22, 1995, the Board of Directors amended the 1995 Stock Option Plan (collectively the "Plan") to define certain terms and clarify the minimum exercise price of the Non-Qualified Options, described herein, as not less than 55% of the fair market value. The Plan was submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on December 15, 1995, and the Stockholders ratified the Plan at that time.

     Under the Plan, the Company has reserved an aggregate of 4,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The full Board of Directors or the Compensation Committee of the Board of Directors (the "Committee") administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

     Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant.

     The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Compensation Committee.

     The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

     Officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

     All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The Board of Directors or Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on May 15, 2005. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

     As of August 20, 1996, 3,714,500 options has been issued under the 1995 Amended Stock Option Plan.

ADDITIONAL STOCK OPTIONS

     On October 6, 1995, the Board of Directors awarded options to purchase 2,835,000 shares of Common Stock to the officers and directors of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F. Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), Jay W. Haft (100,000) and William B. Saeger (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.

     In June 1995, the Company issued 33,000 Incentive Stock Options to non-executive employees under the Plan. The options granted vest over different periods not exceeding two years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at August 20, 1996, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At September 20, 1996, there were 38,094,239 shares of Common Stock of the Company outstanding.

                          NAME AND ADDRESS                              BENEFICIAL      PERCENT OF
                         OF BENEFICIAL OWNER                           OWNERSHIP(1)      CLASS(2)
- ---------------------------------------------------------------------  ------------     ----------
Gerald Smith.........................................................    2,000,000(3)       5.3%
Robert H. Zeiger.....................................................    1,025,000(4)       2.7
Dennis W. Healey.....................................................      675,000(5)       1.8
Charles F. Fistel....................................................      626,255(6)       1.7
Peter D. Fischbein...................................................      400,000(7)       1.1
Sidney Dworkin, Ph.D.................................................      325,244(8)       0.9
Jay M. Haft..........................................................      212,744(9)       0.6
William B. Saeger....................................................    1,919,855(10)      5.1
Fred D. Hirt.........................................................       25,000(11)       .0
Officers & Directors (as a Group 12 persons).........................    7,634,098         20.0%

- ---------------

 (1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares.
 (2) Based on 38,094,239 shares of Common Stock outstanding as of September 20, 1996. Exclusive of (i) 11,289 shares of Common Stock reserved for issuance pursuant to conversion of 2,650 outstanding shares of Preferred Stock each convertible into 4.26 shares of Common Stock; and (ii) 6,493,672 shares of Common Stock reserved for issuance pursuant to exercise of options and warrants of the Company.
 (3) Mr. Smith is Chairman of the Board of Directors and President of the Company. Includes (i) 350,000 shares owned directly by Mr. Smith; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iii) 1,600,000 options exercisable at $.50 per share granted in October 1995 pursuant to the provisions of the Plan.
 (4) Mr. Zeiger is Chief Executive Officer, Chief Operating Officer and a Director of the Company. Includes (i) 25,000 shares owned directly by Mr. Zeiger and (ii) 1,000,000 Common Stock purchase options exercisable at $.96 per share pursuant to Mr. Zeiger's Employment Agreement.
 (5) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company. Includes (i) 125,000 shares held in Mr. Healey's name; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iii) 500,000 options exercisable at $.50 per share granted in October 1995 pursuant to the provisions of the Plan.
 (6) Mr. Fistel is an Executive Vice President and was elected a Director of the Company in June 1996. Includes (i) 216,255 shares owned directly by Mr. Fistel; (ii) 300,000 options exercisable at $.30 per share; and (iii) 110,000 options exercised at $.50 per share pursuant to the Plan.
 (7) Mr. Fischbein is a Director of the Company. Includes (i) 125,000 shares held in Mr. Fischbein's name; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iii) 225,000 options exercisable at $.50 per share granted in October 1995 pursuant to the provisions of the Plan.
 (8) Mr. Dworkin is a Director of the Company. Includes (i) 175,244 shares owned directly by Mr. Dworkin and his wife; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iii) 100,000 options exercisable at $.50 per share granted in October 1995 pursuant to the provisions of the Plan.
 (9) Mr. Haft is a Director of the Company. Includes (i) 62,744 shares owned directly by Mr. Haft; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iii) 100,000 options exercisable at $.50 per share granted in October 1995 pursuant to the provisions of the Plan.
(10) Mr. Saeger is a Director of the Company. Includes (i) 99,100 shares owned directly by Mr. Saeger; (ii) 1,670,775 shares held by Fundamental Management Corp. and Hedge Fund Management. Mr. Saeger holds a controlling position as Fund Manager of the Fundamental Fund Group, holder of these shares and is considered a beneficial owner; (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; and (iv) 100,000 options exercisable at $.50 per share granted in October 1995, pursuant to the provisions of the Plan.
(11) Mr. Hirt was elected a Director of the Company in June 1996. Includes 25,000 options exercisable at $3.96 per share granted in June 1996 pursuant to the provisions of the plan.

     On October 6, 1995, the Board of Directors awarded options to purchase 2,835,000 shares of Common Stock to the officers and directors of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F. Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), Jay W. Haft (100,000) and William B. Saeger (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed except that Mr. Robert H. Zeiger did not file one report, covering one transaction, in a timely manner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gerald Smith, Chairman of the Board of Directors, President and Director of the Company, is the sole stockholder of Cytoferon, a former active affiliate of the Company.

     Peter D. Fischbein is a Director of the Company, and a director of Medicore and Techdyne, was a member of a law firm, now dissolved, which firm acted as counsel to the Company, and Medicore from time to time. Mr. Fischbein's firm also handled the legal work for the Limited Partnership which has licensing agreements with the Company. In December 1994, Mr. Fischbein resigned as Secretary of the Company. In July 1994, Mr. Fischbein, in recognition for several years of service as a Director of the Company, was provided the right to purchase 125,000 shares of Common Stock at $.30 per share (market price at that time was approximately $.53 per share), payable through the issuance of a note in the principal amount of $36,250, with Mr. Fischbein receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Fischbein's note in lieu of a bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors.

     On February 5, 1993, the Stock Agreement with Cytoferon was executed, the initial $100,000 investment was made by Cytoferon and Gerald Smith, Chief Executive Officer, director and principal of Cytoferon became a Director of the Company. Upon Cytoferon's additional investment in May 1993, pursuant to which Cytoferon had invested $1,000,000 for 6,000,000 shares of Common Stock of the Company, Seymour Friend resigned as director. Mr. Friend is an officer and director of Medicore. In May 1993, Cytoferon moved its offices to the Company's facilities in Hialeah, Florida. In November 1993, the Company entered into the Additional Stock Purchase Agreement with Cytoferon and thereafter, issued 1,333,333 shares of common stock to Cytoferon for an additional investment of $400,000.

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

     Messrs., Sydney Dworkin, Jay M. Haft, and William B. Saeger, Directors of the Company, Mr. Jerome E. Treisman, a former director, and Charles F. Fistel, an Executive Vice President of the Company, purchased Cytoferon 8 1/2% Convertible Debentures in the respective principal amounts of $40,000, $62,500, $150,000, $22,500 and $50,000 which were convertible into common stock of the Company. The principal amount of such Debentures together with accrued interests were converted, effective September 30, 1994, at $.30 per share and accrued interest into 175,244 shares, 220,744 shares, 533,766 shares, 78,668 and 177,922 shares of common stock of the Company.

     In November 993, the Company issued $200,000 in 8 1/2%, three-year convertible debentures. These debentures were converted at $.30 per share in 666,668 shares of common stock on October 31, 1994. These shares are held by Fundamental Management Corp. and Hedge Fund Management, which are investment funds managed by William B. Saeger, a Director of the Company.

     On December 8, 1995, the Company consummated an Agreement and Plan of Reorganization with Sector Associates, Ltd. (the former name for Viragen (Europe), Ltd.) pursuant to which VEL acquired 100% of the outstanding capital stock of Viragen (Scotland) Ltd. and in exchange for which Viragen received newly issued shares of convertible securities of VEL which represented approximately 94% of the then issued and outstanding capital stock of VEL. Prior thereto, on July 12, 1995, Viragen Technology, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement with VSL pursuant to which VSL obtained certain exclusive rights applicable to the EU countries and non-exclusive rights throughout the world (except within the United States and its territories) to engage in the research, development and manufacture of certain proprietary products and technologies relating to the therapeutic application of human leukocyte interferon. The term of the license is for 15 years, which is automatically renewed for successive 15-year periods. At the present time, the Company maintains a 72% capital stock interest in VEL, which in turn owns all of the capital stock of VSL.

     Messrs. Gerald Smith, Robert Zeiger and Dennis W. Healey, who are principal executive officers with the Company, also serve as the principal executive officers of VEL. Commencing in July 1996, following his resignation from Medicore and subsidiaries. Mr. Healey who is serving as VEL's Executive Vice President, Treasurer and Secretary, began receiving an annual salary of $85,000 per year. In November 1995, VSL issued options to purchase 100,000 shares of each of its Common Stock to Messrs. Smith, Zeiger and Healey, which following the consummation of the Sector reorganization agreement were converted into options to purchase and aggregate of 300,000 shares of Common Stock of VEL exercisable at $.001 per share. All of such options were exercised at January, 1996.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

     (3) (i) Articles of Incorporation and By-Laws (incorporated by reference to the Company's (ii) Amended Certificate of Incorporation (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.2)

     (4) Instruments defining the rights of security holders, including indentures

          (i) Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4)

          (ii) Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.5)

          (iii) Omitted

          (iv) Omitted

          (v) Omitted

          (vi) Omitted

          (vii) Omitted

          (viii) Form of three year 8.5% Convertible Subordinated Debenture (incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 1993)

          (ix) Form of Stock Option Agreement dated November 19, 1993, issued to Messrs. Dennis W. Healey and Peter D. Fischbein (incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 1993)

          (x) 1995 Stock Option Plan

          (xi) Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996)

     (10) Material contracts

          (i) Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, File No. 2-89390, dated February 10, 1984 ("Medicore's S-1"), Part II, Item 16(a)(10)(xxxiii))

          (ii) License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, Part II, Item 16(a)(10)(xxxiv))

          (iii) Omitted

          (iv) Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K,
     Item 7(c)(i))

          (v) Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i))

          (vi) Promissory Note from the Company to Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV, Item 10(a)(10)(xx))

          (vii) Loan Agreement between the Company and Medicore, Inc. dated January 31, 1991 (incorporated by reference to the Company's Current Report on Form 8-K dated February 26, 1991, Item 7(c)(ii))

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

          (x) Omitted

          (xi) Omitted

          (xii) Promissory Note to Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991 ("June, 1991 Form 10-Q"), Part II, Item 6(a)(28)(i))

          (xiii) Mortgage and Security Agreement issued to the Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's June, 1991 Form 10-Q, Part II, Item 6(a) (28)(ii))

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

          (xvi) Addendum to Lease between the Company and Medicore, Inc. dated January 15, 1993 (incorporated by reference to the Company's January 1993 Form 8-K, Item 7(c) (10) (ii))

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

          (xxvii) Management Consulting Agreement between the Company, Medvest, Inc. and Dr. John Abeles dated January 6, 1994 (incorporated by reference to the Company's Current Report on Form 8-K, dated November 17, 1993)

          (xxviii) Employment Agreement between Dennis W. Healey and the Company dated April 8, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxvii)) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 SB-2, Part II, Item 27 (10) (xxvii))

          (xxix) Promissory Note between the Company and Gerald Smith dated April 18, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxviii))

          (xxx) Employment Agreement between Charles F. Fistel and the Company dated July 1, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part V, Item 14(a)(10)(xxix)) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxix))

          (xxxi) Placement Agent Agreement and Common Stock Purchase Warrant issued to Laidlaw Equities, Inc. and designees (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxi))

          (xxxii) Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxii))

          (xxxiii) Modified Sale of Stock and Stock Option Agreement with Peter
     D. Fischbein (incorporated by reference to the Company's 1995 Form SB-2,
     Part II, Item 27(10) (xxxiii)),

          (xxxiv) Agreement with Moty Hermon (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxiv))

          (xxxv) Agreement with University of Nebraska-Medical Center (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxxv))

          (xxxvi) License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company's 1995 Form SB-2, Part II,
     Item 27(10)(xxxvi))

          (xxxvii) Agreed Motion for Consent Final Order and Settlement Agreement dated August 29, 1995

          (xxxviii) Agreement and Plan of Reorganization dated November 8, 1995 and Amendment thereto (incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2)

          (xxxix) Securities Purchase Agreement dated June 7, 1996 (incorporated by references to the Company's current report on Form 8-K dated June 7,
     1996).

          (xl) Employment Agreement between Charles F. Fistel and the Company dated July 1, 1996.

          (xli) Stock option agreement between the Company and Fred D. Hirt (Director) dated August 2, 1996.

     (11) Statement re computation of loss per share

     (21) Subsidiaries of the registrant

     (27) Financial Data Schedule (for SEC use only).

          (b) Reports on Form 8-K filed during the fourth quarter

          (i) Item 5 -- Other Events and Item 7 -- Financial Statements, Proforma Financial Information and Exhibits filed June 25, 1996.

          (ii) Item 7 -- Financial Statements, Proforma Financial Information and Exhibits filed July 11, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN, INC.

                                          By:        /s/  DENNIS W. HEALEY
                                          --------------------------------------
                                                     Dennis W. Healey
                                           Executive Vice President, Treasurer,
                                            Principal Financial and Accounting
                                                         Officer

                                          Dated: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                  TITLE                   DATE
- -----------------------------------------------  -------------------------  -------------------
                     /s/  GERALD SMITH           Chairman of the Board of   September 27, 1996
- -----------------------------------------------    Directors, Principal
                 Gerald Smith                      Executive Officer and
                                                   President

                  /s/  ROBERT H. ZIEGER          Chief Executive Officer    September 27, 1996
- -----------------------------------------------    and Director
               Robert H. Zieger

                 /s/  DENNIS W. HEALEY           Executive Vice President,  September 27, 1996
- -----------------------------------------------    Treasurer and Principal
               Dennis W. Healey                    Financial Officer

                 /s/  CHARLES F. FISTEL          Executive Vice President,  September 27, 1996
- -----------------------------------------------    Director
               Charles F. Fistel

                /s/  PETER D. FISCHBEIN          Director                   September 27, 1996
- -----------------------------------------------
              Peter D. Fischbein

                   /s/  SIDNEY DWORKIN           Director                   September 27, 1996
- -----------------------------------------------
                Sidney Dworkin

                    /s/  JAY M. HAFT             Director                   September 27, 1996
- -----------------------------------------------
                  Jay M. Haft

                 /s/  WILLIAM B. SAEGER          Director                   September 27, 1996
- -----------------------------------------------
               William B. Saeger

                                                 Director                   September   , 1996
- -----------------------------------------------
                 Fred D. Hirt

                         VIRAGEN, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:

    Report of Independent Certified Public Accountants............................  F-2
    Consolidated balance sheets -- June 30, 1996 and 1995.........................  F-3
    Consolidated statements of operations -- Years ended June 30, 1996, 1995 and
      1994........................................................................  F-4
    Consolidated statements of stockholders' equity -- Years ended June 30, 1996,
      1995 and 1994...............................................................  F-5
    Consolidated statements of cash flows -- Years ended June 30, 1996, 1995 and
      1994........................................................................  F-7
    Notes to consolidated financial statements -- June 30, 1996 and 1995..........  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Miami, Florida
August 16, 1996

                         VIRAGEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................  $ 19,449,059     $  1,904,687
Accounts and notes receivable, less allowance of $11,668 and
  $19,039 at June 30, 1996 and 1995, respectively...............        26,086           52,884
Inventory.......................................................            --          211,200
Prepaid expenses................................................        87,765          104,525
Due from employees..............................................        97,340               --
Other current assets............................................       104,269            7,928
                                                                  ------------     ------------
          TOTAL CURRENT ASSETS..................................    19,764,519        2,281,224
PROPERTY, PLANT AND EQUIPMENT
Land, building and improvements.................................     1,195,209        1,191,183
Equipment and furniture.........................................     1,647,762        1,353,068
Construction in progress........................................        21,811               --
                                                                  ------------     ------------
                                                                     2,864,782        2,544,251
Less accumulated depreciation...................................    (2,026,830)      (1,512,069)
                                                                  ------------     ------------
                                                                       837,952        1,032,182
DEPOSITS AND OTHER ASSETS.......................................        14,955           16,300
                                                                  ------------     ------------
                                                                  $ 20,617,426     $  3,329,706
                                                                  ============     ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................................  $    310,039     $    205,543
  Accrued expenses and other liabilities........................       503,340          399,190
  Current portion of long-term debt.............................       685,211           62,728
                                                                  ------------     ------------
          TOTAL CURRENT LIABILITIES.............................     1,498,590          667,461
ROYALTIES PAYABLE...............................................       107,866          107,866
LONG-TERM DEBT, less current portion............................       115,563          856,593
MINORITY INTEREST...............................................     1,620,222               --
STOCKHOLDERS' EQUITY
  Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding
     2,650 and 3,450 shares at June 30, 1996 and 1995,
     respectively. Liquidation preference value: $10 per share, aggregating $26,500 and $34,500 at June 30, 1996 and 1995,
     respectively...............................................         2,650            3,450
  Convertible 5% Series B cumulative preferred stock, $1.00 par value. Authorized 15,000 shares; issued and outstanding
     15,000 shares..............................................        15,000               --
  Common stock, $.01 par value. Authorized 50,000,000 shares;
     issued and outstanding 37,896,072 and 35,355,532 shares at
     June 30, 1996 and 1995, respectively.......................       378,959          353,555
  Capital in excess of par value................................    38,618,391       18,406,086
  Common stock subscribed.......................................            --           45,296
  Deficit.......................................................   (21,782,872)     (17,110,601)
  Foreign currency translation adjustment.......................        43,057               --
                                                                  ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY............................    17,275,185        1,697,786
                                                                  ------------     ------------
                                                                  $ 20,617,426     $  3,329,706
                                                                  ============     ============

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                  -----------------------------------------------
                                                     1996              1995              1994
                                                  -----------       -----------       -----------
INCOME
Revenues........................................  $   229,967       $   573,677       $   624,814
Research subsidy................................      330,000                --                --
Interest and other income.......................      179,069           148,219            51,807
                                                  -----------       -----------       -----------
                                                      739,036           721,896           676,621
COST AND EXPENSES
Cost of goods sold..............................      178,368           348,642           322,262
Inventory valuation.............................           --           788,052                --
Research and development costs..................    1,503,434           605,025            17,476
Selling, general and administrative expenses....    3,500,494         2,028,747         1,264,334
Contract termination fee........................           --           525,000                --
Depreciation and amortization...................      200,209            97,329            47,257
Bad debt expense................................       48,970           186,220            20,600
Interest expense................................       92,576            94,720            88,038
                                                  -----------       -----------       -----------
                                                    5,524,051         4,673,735         1,759,967
                                                  -----------       -----------       -----------
Loss before minority interest...................   (4,785,015)       (3,951,839)       (1,083,346)
Minority interest in loss of consolidated
  subsidiaries..................................      112,744                --                --
                                                  -----------       -----------       -----------
NET LOSS........................................   (4,672,271)       (3,951,839)       (1,083,346)
Deduct required dividends on convertible
  preferred stock, Series A.....................        2,650             3,450             3,450
Deduct required dividends on convertible
  preferred stock, Series B.....................       47,917                --                --
                                                  -----------       -----------       -----------
LOSS ATTRIBUTABLE TO COMMON STOCK...............  $(4,722,838)      $(3,955,289)      $(1,086,796)
                                                  ===========       ===========       ===========
LOSS PER COMMON SHARE, after deduction for
  required dividends on convertible preferred
  stock.........................................  $     (0.13)      $     (0.12)      $     (0.06)
                                                  ===========       ===========       ===========
Weighted average common shares outstanding......   36,198,302        32,137,693        18,686,751
                                                  ===========       ===========       ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            FOREIGN
                            PREFERRED   PREFERRED              CAPITAL IN      COMMON                      CURRENCY     NOTES DUE
                             STOCK,      STOCK,      COMMON     EXCESS OF       STOCK                     TRANSLATION     FROM
                            SERIES A    SERIES B     STOCK      PAR VALUE    SUBSCRIBED      DEFICIT      ADJUSTMENT    OFFICERS
                            ---------   ---------   --------   -----------   -----------   ------------   -----------   ---------
Balance at July 1, 1993...   $ 3,700     $          $178,737   $11,993,947   $             $(12,075,416)   $            $
  Options granted to
    Directors.............                                         117,033
  Conversion of Note
    Payable to Stockholder
    (260,130 shares)......                             2,601        75,437
  Purchase of stock
    warrants..............                                          20,000
  Purchase of stock by
    Cytoferon (1,333,333
    shares)...............                            13,333       386,667
  Stock purchase by
    officer (750,000
    shares)...............                             7,500       217,500                                               (217,500)
  Stock purchases by
    officer, directors,
    and affiliate (375,000
    shares)...............                                                       112,500                                 (108,750)
  Conversion of Series A
    Preferred Stock.......      (250)                     11           239
  Private Placement of
    Common Stock
    (2,534,375 shares)....                                                     1,013,750
  Private Placement
    issuance cost.........                                        (112,100)
        Net Loss..........                                                                   (1,083,346)
                              ------    --------    --------   -----------   -----------   ------------     --------    ---------
Balance at June 30,
  1994....................     3,450                 202,182    12,698,723     1,126,250    (13,158,762)                 (326,250)
  Repurchase of Warrants
    (584,160 shares)......                                         (14,604)
  Conversion of
    Convertible Debentures
    (666,668 shares)......                             6,666       193,334
  Shares to Cytoferon from
    modification of
    Agreement.............                            17,500       507,500
  Purchase of stock by
    Officers and
    affiliates (375,000
    shares)...............                             3,750       108,750      (112,500)
  Private placement of
    Common Stock
    (8,919,000 shares)....                            89,190     3,478,410    (1,013,750)
  Issuance costs..........                                        (382,633)
  Private placement of
    Common Stock
    (3,426,667 shares)....                            34,267     2,021,733
  Issuance costs..........                                         (77,096)
  Registration costs for
    form SB-2.............                                        (128,031)
  Stock subscribed by
    Financial
    Consultants...........                                                        45,296
  Officers' notes forgiven
    on stock purchases....                                                                                                326,250
        Net loss..........                                                                   (3,951,839)
                              ------    --------    --------   -----------   -----------   ------------     --------    ---------
Balance at June 30,
  1995....................   $ 3,450     $          $353,555   $18,406,086   $    45,296   $(17,110,601)   $            $

                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                                                            FOREIGN
                            PREFERRED   PREFERRED              CAPITAL IN      COMMON                      CURRENCY     NOTES DUE
                             STOCK,      STOCK,      COMMON     EXCESS OF       STOCK                     TRANSLATION     FROM
                            SERIES A    SERIES B     STOCK      PAR VALUE    SUBSCRIBED      DEFICIT      ADJUSTMENT    OFFICERS
                            ---------   ---------   --------   -----------   -----------   ------------   -----------   ---------
Balance at June 30,
  1995....................   $ 3,450     $          $353,555   $18,406,086   $    45,296   $(17,110,601)   $            $
  Issuance of Common Stock
    to Consultants (59,600
    shares)...............                               596        44,700       (45,296)
  Exercise of Warrants by
    Consultants (772,028
    shares)...............                             7,719       451,945
  Compensation expense on
    directors, officers,
    and employees
    options...............                                         183,144
  Exercise of warrants
    from private placement
    (358,912 shares)......                             3,589       183,212
  Exercise of warrants by
    Directors (50,000
    shares)...............                               500        14,500
  Exercise of warrants by
    management, officers
    and employees
    (1,293,500 shares)....                            12,935       445,437                                               (290,000)
  Compensation expense on
    consultants'
    options...............                                         316,300
  Proceeds from subsidiary
    offering..............                                       3,511,061
  Proceeds from initial
    investment in Sector
    Associates, Ltd.......                                         774,206
  Issuance of Viragen
    (Europe) Ltd. stock to
    Directors and
    Affiliate of
    subsidiary............                                         243,000
  Officers' notes forgiven
    on stock purchases....                                                                                                290,000
  Conversion of Series A
    Preferred Stock.......      (800)                     65           735
  Sale of Series B
    Preferred Stock, net
    of issuance
    costs of $940,935.....                15,000                14,044,065
  Foreign currency
    translation
    adjustment............                                                                                    43,057
        Net Loss..........                                                                   (4,672,271)
                            ---------   ---------   --------   -----------   -----------   ------------   -----------   ---------
Balance at June 30,
  1996....................   $ 2,650     $15,000    $378,959   $38,618,391   $             $(21,782,872)   $  43,057    $
                             =======     =======    ========    ==========    ==========    ===========    =========    =========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                       1996          1995          1994
                                                                    -----------   -----------   -----------
Net Loss..........................................................  $(4,672,271)  $(3,951,839)  $(1,083,346)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................      200,209        97,329        47,257
    Interest paid through stock issue.............................           --            --        11,438
    Issuance of common stock to officers, employees and others....           --            --        11,250
    Consulting fees paid in stock warrants........................      316,300        45,296            --
    Compensation expense on stock options.........................      183,144            --       117,033
    Officers and directors notes forgiven on stock purchases......      294,652       326,250            --
    Gain on sale of equipment.....................................           --        (6,000)           --
    Minority interest in loss of subsidiary.......................     (112,744)           --            --
    Provision for bad debt expense................................       48,970       186,220        20,600
    Loss due to write-down of inventory...........................           --       788,052            --
    Loss due to write-down of land, building and improvements.....      316,267            --            --
    Issuance of Viragen (Europe) Ltd. stock to Directors and
      affiliate of subsidiary.....................................      243,000            --            --
  Increase (decrease) relating to operating activities from:
    Escrow account................................................           --            --        68,535
    Accounts and notes receivable.................................      (22,172)     (142,130)     (117,574)
    Inventory.....................................................      211,200      (232,781)     (676,345)
    Prepaid expenses..............................................       16,760       (68,336)      (19,080)
    Other current assets..........................................       94,007         1,725        (7,968)
    Deposit and other assets......................................        1,345        (5,993)       (3,572)
    Accounts payable..............................................       57,155      (214,506)      224,792
    Accrued expenses and other liabilities........................      104,150      (152,215)      350,559
                                                                    -----------    ----------    ----------
      Net cash used in operating activities.......................   (2,720,028)   (3,328,928)   (1,056,421)
INVESTING ACTIVITIES
  Proceeds from sale of equipment.................................           --         6,000            --
  Additions to property, plant and equipment, net.................     (163,316)     (232,838)      (11,643)
                                                                    -----------    ----------    ----------
      Net cash used in investing activities.......................     (163,316)     (226,838)      (11,643)
FINANCING ACTIVITIES
  Payments on long term debt......................................     (277,477)      (54,459)      (51,066)
  Proceeds from sale of preferred stock Series B, net.............   14,059,065            --            --
  Proceeds from subsidiary's sale of common stock, net............    5,101,752            --            --
  Proceeds from sale of Common Stock to Cytoferon.................           --            --       400,000
  Sale (repurchase) of warrants...................................           --       (14,604)       20,000
  Proceeds from exercise of options and warrants..................      732,496            --            --
  Proceeds from issuance of convertible debentures................           --            --       200,000
  Proceeds from sale of common stock, net.........................           --     4,252,621       911,250
  Cash acquired through reverse acquisition of Sector Associates,
    Ltd...........................................................      768,823            --            --
  Contract termination fee paid in common stock...................           --       525,000            --
  Private placement issuance cost.................................           --            --      (112,100)
  Expense payments on SB-2 registrations..........................           --      (128,031)           --
                                                                    -----------    ----------    ----------
      Net cash provided by financing activities...................   20,384,659     4,580,527     1,368,084
Effect of exchange rate fluctuations on cash......................       43,057            --            --
                                                                    -----------    ----------    ----------
Increase in cash..................................................   17,544,372     1,024,761       300,020
Cash and cash equivalents at beginning of period..................    1,904,687       879,926       579,906
                                                                    -----------    ----------    ----------
Cash and cash equivalent at end of period.........................  $19,449,059   $ 1,904,687   $   879,926
                                                                    ===========    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...................................................  $    91,194   $    87,297   $    74,930

                         VIRAGEN, INC. AND SUBSIDIARIES

     During the years ended June 30, 1996, 1995 and 1994, the Company had the following non-cash investing and financing activity:

                                                                              YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                       1996          1995          1994
                                                                    -----------   -----------   -----------
Issuance of Notes for Purchase of Common Stock....................  $   290,000   $        --   $        --
Issuance of Common Stock to stockholders in payment of
  note payable....................................................           --            --       326,250
Issuance of Common Stock for convertible debentures...............           --       200,000        66,000
Issuance of Common Stock to officers and affiliates...............           --       112,500            --
Stock subscriptions receivable....................................           --            --       102,500
Equipment acquired through capital leases.........................      158,930        54,200            --
Issuance of Viragen (Europe) Ltd. stock to Directors and
  affiliate.......................................................      243,000            --            --
Other receivables acquired through reverse acquisition of Sector
  Associates, Ltd.................................................      195,000            --            --
Liabilities assumed through reverse acquisition of Sector
  Associates, Ltd.................................................       47,341            --            --

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation: Viragen, Inc. and subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen USA, Inc. and Viragen Technology, Inc., and its majority owned subsidiary Viragen (Europe) Ltd. ("VEL"), including its wholly-owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

     Inventory: The Company has capitalized the human leukocyte-derived interferon manufactured in its laboratories at the lower of average cost or market. The timing of the realization of the interferon inventory is dependent upon future events. During the year ended June 30, 1995 as part of an agreement reached with the Florida Department of Health and Rehabilitation Services and determination by management to focus efforts on obtaining regulatory approvals, the Company discontinued new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded a write-down of its interferon inventory, effective December 1994, of $788,052. At June 30, 1995, the remaining interferon inventory was comprised of finished goods.

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes.

     Sale of Stock By Subsidiaries: The Company accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

     Loss Per Share: Loss per share has been computed based on the weighted average number of shares outstanding during each period. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted loss per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive.

     Reclassification: Certain reclassifications have been made to the June 30, 1995 and 1994 financial statement amounts to conform to the presentation for the June 30, 1996 financial statements.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

     Deferred Expenses: Deferred expenses are amortized on the straight-line method, over their estimated benefit period ranging to 60 months.

     Foreign Currency Translation: The financial statements of VSL have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the reporting period. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in

                         VIRAGEN, INC. AND SUBSIDIARIES
results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

     New Pronouncements: The Company adopted the provisions of FAS 121-Accounting for the Impairment of Long-Lived Assets, as of July 1, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Also, on July 1, 1996, the Company plans to adopt the provisions of FAS 123-Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in accordance with FAS 123, upon adoption of the pronouncement.

NOTE B -- CAPITAL STOCK

     In December 1993, a stockholder and former director converted a convertible promissory note payable of $66,600 with related accrued interest of $11,439 into 260,130 shares of common stock.

     In April 1994, an officer purchased 750,000 shares of common stock at $.30 per share, in accordance with the provisions of his employment agreement, $7,500, the par value of the stock, was treated as compensation expense and a note receivable was recorded on the remaining balance of $217,500. In May 1995 the Board of Directors forgave this note receivable and related interest.

     In June 1994, two officers and an affiliate each purchased 125,000 shares of common stock at $.30 per share. $3,750, the par value of the stock, was treated as compensation expense and a note receivable from each individual/entity was recorded on the remaining balance of $36,250. In May 1995, the Board of Directors forgave these notes and related interest.

     In fiscal 1994, 250 shares of the convertible 10% Series A cumulative Preferred Stock were converted into 1,065 of the Company's common stock.

     In August 1994, the Company concluded a Private Placement of its common stock which concluded subsequent to June 30, 1995 with the issuance of 8,919,000 shares at $.40 per share. In connection with this offering, the Company issued 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $0.52 per share for a period of five years from date of issuance.

     In October 1994, $200,000 of Convertible Debentures were converted into 666,668 shares of common stock.

     In November 1994, the Company commenced a second Private Placement solely to accredited investors to raise, through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately $1,980,000 were intended to be utilized for the establishment of a research and manufacturing facility currently under construction in Edinburgh, Scotland and for general working capital purposes. Subject to receipt of additional funding to conduct European-based clinical trials, it is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Omniferon(TM) product in Europe.

     During the fiscal 1994, Cytoferon Corporation purchased 1,333,333 shares of common stock at $.30 per share under the terms of an additional stock purchase agreement. Also during the period, the Company entered into stock purchase and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares

                         VIRAGEN, INC. AND SUBSIDIARIES
were subject to certain performance criteria. Subsequent to year end, the option related performance criteria were met and the remaining 1,125,000 options became exercisable. During the year ended June 30, 1994, $117,000 was charged to operations upon the issuance of the officer and director options.

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

     In September 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provisions of the 1995 Stock Option Plan. The options granted have an exercise price of $.50 per share and are exercisable for a period of five years. The Company recognized compensation expense of $183,144 as a result of these grants.

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

     In March 1996, the Company issued 636,000 Common Stock Purchase Warrants, 300,000 of which were associated with the Company's Florida HIV Study with the balance issued for financial consulting services. The Company recognized expense during fiscal 1996 resulting from these issuances of $316,300.

     During the third quarter of fiscal 1996, officers and directors exercised 1,000,000 options granted in June 1994, at $.30 per share through the issuance of promissory notes totaling $290,000 secured by the related stock which was held in escrow pending payment of the related promissory notes. The notes and related interest due were forgiven by the Company during the fourth quarter of fiscal 1996.

     Each share of Series A Preferred Stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and is convertible into 4.26 shares of common stock. The holders of the Series A Preferred Stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. The Company has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for common stock is $6.00 per share or higher for a period of ten consecutive business days ("Redemption Trigger Date"). The preferred stock is redeemable at $11.00 per share for a period of five years from the Redemption Trigger Date, and thereafter at $10.00 per share.

     In fiscal 1996, 800 shares of Series A Preferred Stock were converted into 6,500 shares of Common Stock.

     On June 7, 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's recently established 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15 million. The sale of the Series B Preferred Stock represented the completion of the first stage of a $50 million financing commitment. The Company expects to complete the balance of the financing, subject to market and other conditions, as follows: $20 million prior to December 31, 1996 and $15 million prior to April 30, 1997.

     Under the terms of the Series B Preferred Stock, the holders will be entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7,

                         VIRAGEN, INC. AND SUBSIDIARIES

1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser has the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The Company also has a right to require the Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 9 months following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock does not carry any voting rights except as required under the Delaware General Corporation Law.

     In connection with the sale and issuance of the Series B Preferred Stock, the Company issued warrants to purchase 225,000 shares of Common Stock of the Company at $10.59 per share for a period of 3 years from date of issuance along with approximately $900,000 in cash fees to certain finders and an investor representative who participated in the transaction. The Company incurred approximately $41,000 in additional costs related to the issuance of the Series B Preferred Stock.

     In June 1996, a new Director was elected into the Board of Directors. The Director was granted 25,000 common stock options upon election to the Board. The options are exercisable at $3.96 per share for a period of five years.

     Shares of the Company's common stock reserved at June 30, 1996 and 1995 for possible future issuance are as follows:

                                                                    1996            1995
                                                                  ---------       ---------
    Warrants -- consultant......................................    924,729         480,340
    Convertible preferred stock, series A.......................     11,289          14,697
    Convertible preferred stock, series B.......................  3,000,000              --
    Employee option plans.......................................    500,000       2,563,000
    Officers and directors options..............................  4,385,000         650,000
    Warrants -- private placements..............................    633,821         765,650
                                                                  ---------       ---------
                                                                  9,454,839       4,473,687
                                                                  =========       =========

NOTE C -- ROYALTY AGREEMENT

     In May 1993, the Company renegotiated its royalty agreement with Medicore, Inc. ("Medicore"). Under the new terms, the Company will pay Medicore 5% of sales to $7 million; 4% of the next $10 million; and 3% on the next $55 million to a maximum of $2.4 million in royalty payments. Royalties incurred in prior years under the previous agreement, totaling approximately $108,000 are included in royalties payable. This amount will be paid as the final payment under the $2.4 million total royalty agreement. Royalties expense incurred totaled $11,901, $28,826 and $28,000 in 1996, 1995 and 1994, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

NOTE D -- LONG TERM DEBT

     Long-term debt at June 30, 1996 and 1995 is as follows:

                                                                       1996         1995
                                                                     --------     --------
    First mortgage note secured by land, building and equipment with a net book value of $837,952 and $1,032,182 at June 30,
      1996 and 1995, respectively. Monthly principal payments of
      $2,500 plus interest at prime plus 2% with the unpaid balance
      due August 1, 1996...........................................  $453,439     $483,439
    Second mortgage secured by land, building, equipment and
      accounts receivable. Monthly principal payments of $1,789
      plus interest at prime plus 1% with the unpaid balance due
      August 1, 1996...............................................   196,048      384,671
    Capital lease obligations resulting from acquisition of
      equipment, with a cost totaling $213,130 and $54,200 at June
      30, 1996 and 1995, respectively, capitalized from three to
      five years...................................................   151,287       51,211
                                                                     --------     --------
                                                                      800,774      919,321
    Less current portion...........................................   685,211       62,728
                                                                     --------     --------
                                                                     $115,563     $856,593
                                                                     ========     ========

     The prime rate was 8.25% and 9.00% at June 30, 1996 and 1995, respectively.

     Scheduled maturities of Long-term debt at June 30, 1996 are:
1997 -- $685,211; 1998 -- $36,435; 1999 -- $40,141; 2000 -- $32,982; and 2001
and thereafter -- 6,005.

     At June 30, 1995, the Company was not in compliance with certain non-financial covenants on its mortgage note. The lender waived these defaults and waived compliance with these covenants through July 1, 1996. Both mortgage notes were paid in full at maturity in August 1996.

     Medicore had guaranteed the principal and interest on the first mortgage note and expenses and fees upon any default. Medicore had the right to cure defaults and had an Acquisition Agreement with the Company giving Medicore the right to assume the mortgage.

     Future minimum lease payments under capital lease obligations and the present value of the minimum lease payments as of June 30, 1996 are as follows:

        1997..............................................................  $ 53,891
        1998..............................................................    49,944
        1999..............................................................    48,629
        2000..............................................................    35,987
        2001 and thereafter...............................................     6,380
                                                                            --------
        Total minimum lease payments......................................   194,831
        Less: amount representing interest................................    43,544
                                                                            --------
        Present value of minimum lease payments...........................  $151,287
                                                                            ========

NOTE E -- CORPORATE REORGANIZATION

     On September 20, 1995, the Company entered into an agreement and Plan of Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector, a publicly traded corporation, in consideration for a 100% interest in VSL. VSL was organized during April 1995, by Viragen, Inc. to cause or to undertake clinical trials in the European Union ("EU"), and for sales of Viragen's natural leukocyte-derived alpha interferon and related products in the EU and other countries outside the United States. Viragen retained an

                         VIRAGEN, INC. AND SUBSIDIARIES

84% ownership interest in Sector, as shares in Sector were disbursed to the new Directors and to an affiliate. Shares were also disbursed as finders' fees.

     On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to VSL, the filing of certain financial reports by Sector prior to closing, an additional capital contribution of $300,000 into Sector within thirty days, and the modification of a related investment banking agreement. The $500,000 loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in VSL, and was guaranteed by Viragen, Inc. Upon the closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

     The Agreement was finalized and became effective on December 8, 1995.

     In March 1996, Sector completed two Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related cash expenses of $371,500. The Company intends to use these proceeds to undertake European research and clinical trial activities including the construction of a laboratory and manufacturing facility in Scotland.

     Effective May 2, 1996, Sector's name was changed to Viragen (Europe) Ltd.

NOTE F -- INCOME TAXES

     Viragen, Inc. and its wholly-owned subsidiaries file consolidated federal and state income tax returns. VEL (formerly Sector) will be included in the Company's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, as Viragen, Inc.'s percentage ownership of VEL exceeded 80% only during this period. VSL files separate income tax returns in the United Kingdom.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 and 1995 are as follows:

                                                                     1996           1995
                                                                  ----------     ----------
    Deferred tax liabilities
      Tax over book depreciation................................  $   33,000     $   65,000
      Other.....................................................      20,000         15,000
                                                                    --------     ----------
              Total deferred tax liabilities....................      53,000         80,000
    Deferred tax assets
      Net operating loss carryforwards..........................   6,426,000      4,781,000
      Research and development credit...........................     145,000        230,000
      Investment tax credit.....................................      11,000         40,000
      Other.....................................................     635,000        255,000
                                                                    --------     ----------
              Total deferred tax assets.........................   7,217,000      5,306,000
      Valuation allowance for deferred tax assets...............   7,164,000      5,226,000
                                                                    --------     ----------
                                                                      53,000         80,000
                                                                    --------     ----------
              Net deferred taxes................................  $       --     $       --
                                                                    ========     ==========

     The increase in the valuation allowance in 1996 was primarily a result of operating losses during the year ended June 30, 1996.

     The Company had net operating loss carryforwards of $17.7 million and $14.1 million and tax credits of $156,000 and $230,000 for income tax purposes that expire in years 1997 through 2011, at June 30, 1996 and 1995, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. On December 31, 1994 the Company had an ownership change as defined by Internal Revenue Code
Section 382 which caused the utilization of the net operating loss and tax credits, at that time, to be limited to approximately $1,266,000 per year.

NOTE G -- TRANSACTIONS WITH RELATED PARITIES

     In November 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures, at the holder's option, were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October 1994, these debentures were converted into 666,668 shares of common stock. These shares are held by Fundamental Growth Partners, Ltd., Fundamental Associates, Ltd., Hedge Fund Partners, Ltd. and Fundamental Resources, Ltd., which are investment funds managed by William B. Saeger, a director of the Company.

     Legal fees of $24,000 were paid to the former secretary of the Company during the year ended June 30, 1994.

     During the fourth quarter 1994, the Company made a series of short-term borrowings from Cytoferon Corp. ("Cytoferon") (see Note I) represented by notes payable bearing interest at 10%.

NOTE H -- IMPAIRMENT OF LONG-LIVED ASSETS

     Subsequent to year end, the Company entered into negotiations with Medicore for the sale of its land, building and related improvements. Preliminary negotiations established the fair value of the land, building and improvements to be $400,000. At year end, the land, building and improvements had a net carrying value of $716,267. In accordance with FAS 121, the Company has recorded an impairment loss of $316,267, which has been included as part of selling, general and administrative expenses.

                         VIRAGEN, INC. AND SUBSIDIARIES

     The Company anticipates closing on the sale of the land, building and improvements by December 1996.

NOTE I -- AGREEMENT FOR SALE OF STOCK

     On February 5, 1993 the Company entered into a Stock Agreement with Cytoferon to purchase up to 11,640,000 shares of the Company's common stock for consideration of $1.5 million ("Maximum Investment"). By May 31, 1993, the expiration of the investment period, the Company had received the Minimum Purchase under the terms of the stock agreement, $1.0 million in exchange for
6.0 million shares of common stock at $.167 per share. This price reflects the receipt, by Cytoferon, of a 20% bonus of common stock due upon having reached the Minimum Purchase.

     On November 19, 1993, the Company entered into an Additional Stock Purchase Agreement under which terms Cytoferon purchased an additional 1,333,333 common shares at $.30 per share.

     The funds invested enabled the Company to reinitiate production of its Alpha Leukoferon(TM) product, and to reinitiate the marketing of the product through physicians specializing in the treatment of multiple sclerosis and AIDS related cancer patients residing in the State of Florida.

     Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced prorata. The MMS Agreement also provided for a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the company to pay Cytoferon 50% of fees paid for foreign licensing, franchising and transfer of technology plus 20% of any royalties the company would have received from foreign agreements. All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the years ended June 30, 1995 and 1994, the company incurred management fees of $140,000 and $100,100, and sales commission expenses of $10,690 and $25,100, respectively, under the terms of the MMS Agreement.

     In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon, subject to receipt of a fairness opinion, and issue the 1,750,000 shares contingently issuable under the Additional Stock Purchase Agreement. The Company's management believes that it was in the long-term best interest of the Company to unify and consolidate management functions and efforts, and eliminate conflicts that may arise by virtue of minimum sales requirements that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed a Subsequent Agreement which, subject to receipt of a fairness opinion received in December 1994, terminated the MMS Agreement and accelerated the issuance of the 1,750,000 shares contingently issuable under the November 1993 Additional Stock Agreement concurrent with the cancellation of the MMS Agreement and related contractual obligations. As a result of this transaction, the Company recognized a contract termination fee expense of $525,000 in August 1994.

NOTE J -- LICENSE AND MANUFACTURING AGREEMENTS

     Through a License Agreement granted by Viragen, Inc., VEL and its wholly-owned subsidiary, VSL, secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte-derived interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an

                         VIRAGEN, INC. AND SUBSIDIARIES
agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

NOTE K -- RESEARCH AND DEVELOPMENT AGREEMENTS

     In 1983, the Company contracted with Viragen Research Associated Limited Partnership, ("Limited Partnership") for the company to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. The Company received $456,500 from the Limited Partnership and assigned all of its patent rights to the processes and topical products to the limited Partnership for $5,000 and an exclusive worldwide licensing agreement. The Limited Partnership is to receive 5% of the gross revenues of such products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of such products. The Company is not presently pursuing the development or commercialization of a topically applied product.

NOTE L -- COMMITMENT

     In June 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $10,000. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

                                 EXHIBIT INDEX

                                 VIRAGEN, INC.

  EXHIBIT
   NUMBER                                        DESCRIPTION
- ------------  ---------------------------------------------------------------------------------
 (10) (xl)    Employment Agreement between Charles F. Fistel and the Company dated July 1, 1996
      (xli)   Stock Option Agreement between the Company and Fred D. Hirt (Director) dated
              August 2, 1996
 (11)         Statement re: Computation of loss per share
 (21)         Subsidiaries of the registrant
 (23)         Consent of Independent Certified Public Accountants
 (27)         Financial Data Schedule (for SEC use only)