Form 10-K/A
period 1996-06-30
VIRAGEN INC
filed 1996-10-18
CIK 353482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A


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

       Registrant's telephone number, including area code: (305) 557-6000
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          10% SERIES A PREFERRED STOCK
                          5% SERIES B PREFERRED STOCK
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /


     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 20, 1996 was approximately $138,778,000.

     As of September 20, 1996, the Company had outstanding 38,094,239 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on form S-8, File No. 33-60131, dated June 9,
1995 -- Part IV, Exhibits.
Registration Statement on form S-8, File No. 33-88070, dated August 14,
1995 -- Part IV, Exhibits.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


                                          Dated: October 18, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     NAME                                  TITLE                   DATE
-----------------------------------------------  -------------------------  -------------------
               /s/  GERALD SMITH                Chairman of the Board of      October 18, 1996
-----------------------------------------------    Directors, Principal
                 Gerald Smith                      Executive Officer and
                                                   President

            /s/  ROBERT H. ZIEGER               Chief Executive Officer       October 18, 1996
-----------------------------------------------    and Director
               Robert H. Zieger

            /s/  DENNIS W. HEALEY               Executive Vice President,     October 18, 1996
-----------------------------------------------    Treasurer and Principal
               Dennis W. Healey                    Financial Officer

            /s/  CHARLES F. FISTEL              Executive Vice President,     October 18, 1996
-----------------------------------------------    Director
               Charles F. Fistel

           /s/  PETER D. FISCHBEIN              Director                      October 18, 1996
-----------------------------------------------
              Peter D. Fischbein

                                                 Director                                , 1996
-----------------------------------------------
                Sidney Dworkin


              /s/  JAY M. HAFT                   Director                      October 18, 1996
-----------------------------------------------
                 Jay M. Haft

            /s/  WILLIAM B. SAEGER               Director                      October 18, 1996
-----------------------------------------------
               William B. Saeger

                                                 Director                                , 1996
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

                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                                                            FOREIGN
                            PREFERRED   PREFERRED              CAPITAL IN      COMMON                      CURRENCY     NOTES DUE
                             STOCK,      STOCK,      COMMON     EXCESS OF       STOCK                     TRANSLATION     FROM
                            SERIES A    SERIES B     STOCK      PAR VALUE    SUBSCRIBED      DEFICIT      ADJUSTMENT    OFFICERS
                             ------     --------    --------   -----------   -----------   ------------    --------     ---------
Balance at June 30,
  1995....................   $ 3,450     $          $353,555   $18,406,086   $    45,296   $(17,110,601)   $            $
  Issuance of Common Stock
    to Consultants (59,600
    shares)...............                               596        44,700       (45,296)
  Exercise of Warrants by
    Consultants (772,028
    shares)...............                             7,719       451,945
  Compensation expense on
    directors, officers,
    and employees
    options...............                                         183,144
  Exercise of warrants
    from private placement
    (358,912 shares)......                             3,589       183,212
  Exercise of warrants by
    Directors (50,000
    shares)...............                               500        14,500
  Exercise of warrants by
    management, officers
    and employees
    (1,293,500 shares)....                            12,935       445,437                                               (290,000)
  Compensation expense on
    consultants'
    options...............                                         316,300
  Proceeds from subsidiary
    offering..............                                       3,511,061
  Proceeds from initial
    investment in Sector
    Associates, Ltd.......                                         774,206
  Issuance of Viragen
    (Europe) Ltd. stock to
    Directors and
    Affiliate of
    subsidiary............                                         243,000
  Officers' notes forgiven
    on stock purchases....                                                                                                290,000
  Conversion of Series A
    Preferred Stock.......      (800)                     65           735
  Sale of Series B
    Preferred Stock, net
    of issuance
    costs of $940,935.....                15,000                14,044,065
  Foreign currency
    translation
    adjustment............                                                                                    43,057
        Net Loss..........                                                                   (4,672,271)
                              ------    --------    --------   -----------   -----------   ------------     --------    ---------
Balance at June 30,
  1996....................   $ 2,650     $15,000    $378,959   $38,618,391   $             $(21,782,872)   $  43,057    $
                              ======    ========    ========   ===========   ===========   ============     ========    =========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                       1996          1995          1994
                                                                    -----------   -----------   -----------
Net Loss..........................................................  $(4,672,271)  $(3,951,839)  $(1,083,346)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................      200,209        97,329        47,257
    Interest paid through stock issue.............................           --            --        11,438
    Issuance of common stock to officers, employees and others....           --            --        11,250
    Consulting fees paid in stock warrants........................      316,300        45,296            --
    Compensation expense on stock options.........................      183,144            --       117,033
    Officers and directors notes forgiven on stock purchases......      294,652       326,250            --
    Gain on sale of equipment.....................................           --        (6,000)           --
    Minority interest in loss of subsidiary.......................     (112,744)           --            --
    Provision for bad debt expense................................       48,970       186,220        20,600
    Loss due to write-down of inventory...........................           --       788,052            --
    Contract termination fee paid in common stock.................           --       525,000            --
    Loss due to write-down of land, building and improvements.....      316,267            --            --
    Issuance of Viragen (Europe) Ltd. stock to Directors and
      affiliate of subsidiary.....................................      243,000            --            --
  Increase (decrease) relating to operating activities from:
    Escrow account................................................           --            --        68,535
    Accounts and notes receivable.................................      (22,172)     (142,130)     (117,574)
    Inventory.....................................................      211,200      (232,781)     (676,345)
    Prepaid expenses..............................................       16,760       (68,336)      (19,080)
    Other current assets..........................................       94,007         1,725        (7,968)
    Deposit and other assets......................................        1,345        (5,993)       (3,572)
    Accounts payable..............................................       57,155      (214,506)      224,792
    Accrued expenses and other liabilities........................      104,150      (152,215)      350,559
                                                                    -----------    ----------    ----------
      Net cash used in operating activities.......................   (2,720,028)   (2,803,928)   (1,056,421)
INVESTING ACTIVITIES
  Proceeds from sale of equipment.................................           --         6,000            --
  Additions to property, plant and equipment, net.................     (163,316)     (232,838)      (11,643)
                                                                    -----------    ----------    ----------
      Net cash used in investing activities.......................     (163,316)     (226,838)      (11,643)
FINANCING ACTIVITIES
  Payments on long term debt......................................     (277,477)      (54,459)      (51,066)
  Proceeds from sale of preferred stock Series B, net.............   14,059,065            --            --
  Proceeds from subsidiary's sale of common stock, net............    5,101,752            --            --
  Proceeds from sale of Common Stock to Cytoferon.................           --            --       400,000
  Sale (repurchase) of warrants...................................           --       (14,604)       20,000
  Proceeds from exercise of options and warrants..................      732,496            --            --
  Proceeds from issuance of convertible debentures................           --            --       200,000
  Proceeds from sale of common stock, net.........................           --     4,252,621       911,250
  Cash acquired through reverse acquisition of Sector Associates,
    Ltd...........................................................      768,823            --            --
  Private placement issuance cost.................................           --            --      (112,100)
  Expense payments on SB-2 registrations..........................           --      (128,031)           --
                                                                    -----------    ----------    ----------
      Net cash provided by financing activities...................   20,384,659     4,055,527     1,368,084
Effect of exchange rate fluctuations on cash......................       43,057            --            --
                                                                    -----------    ----------    ----------
Increase in cash..................................................   17,544,372     1,024,761       300,020
Cash and cash equivalents at beginning of period..................    1,904,687       879,926       579,906
                                                                    -----------    ----------    ----------
Cash and cash equivalent at end of period.........................  $19,449,059   $ 1,904,687   $   879,926
                                                                    ===========    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid...................................................  $    91,194   $    87,297   $    74,930

                         VIRAGEN, INC. AND SUBSIDIARIES

     During the years ended June 30, 1996, 1995 and 1994, the Company had the following non-cash investing and financing activity:


                                                                              YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                       1996          1995          1994
                                                                    -----------   -----------   -----------
Issuance of Notes for Purchase of Common Stock....................  $   290,000   $        --   $        --
Issuance of Common Stock to stockholders in payment of
  note payable....................................................           --            --       326,250
Issuance of Common Stock for convertible debentures...............           --       200,000        66,000
Issuance of Common Stock to officers and affiliates...............           --       112,500            --
Contract termination fee paid in common stock.....................           --       525,000            --
Stock subscriptions receivable....................................           --            --       102,500
Equipment acquired through capital leases.........................      158,930        54,200            --
Issuance of Viragen (Europe) Ltd. stock to Directors and
  affiliate.......................................................      243,000            --            --
Other receivables acquired through reverse acquisition of Sector
  Associates, Ltd.................................................      195,000            --            --
Liabilities assumed through reverse acquisition of Sector
  Associates, Ltd.................................................       47,341            --            --


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

  EXHIBIT
   NUMBER                                        DESCRIPTION
------------  ---------------------------------------------------------------------------------
 (10) (xl)    Employment Agreement between Charles F. Fistel and the Company dated July 1, 1996
      (xli)   Stock Option Agreement between the Company and Fred D. Hirt (Director) dated
              August 2, 1996
 (11)         Statement re: Computation of loss per share
 (21)         Subsidiaries of the registrant
*(23)         Consent of Independent Certified Public Accountants
 (27)         Financial Data Schedule (for SEC use only)

-----------
*Filed herewith.