Form 10QSB/A
period 1996-03-31
VIRAGEN INC
filed 1996-10-22
CIK 353482

              FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-QSB/A


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    -----------
        Commission file number 0-10252


                                   VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           59-2101668
-------------------------------                   ----------------------------------
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




PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          MARCH 31,                                MARCH 31,
 INCOME                                            1996               1995                1996                  1995
                                                   ----               ----                ----                  ----
   Revenues                                 $     27,650        $    121,550         $   229,967          $   454,902
   Research subsidy                              165,000                   -             165,000                    -
   Interest and other income                      32,853              46,019              74,918               89,400
                                            ------------         -----------         -----------          -----------
                                                 225,503             167,569             469,885              544,302

 COSTS AND EXPENSES
   Cost of goods sold                             17,568              69,493             178,368              268,566
   Inventory valuation
     adjustment                                                                                               788,000
   Depreciation and amortization                  52,589              30,168             150,127               60,503
   Research and development cost                 466,123             236,194           1,023,503              342,738
   Selling, general and
     administrative expenses                     981,530             416,500           1,959,874            1,132,859

   Contract termination fee                                                                                   525,000
   Directors & Officers Options
     Granted                                                                             183,144
   Interest expense                               24,586              22,490              71,811               70,884
                                            ------------         -----------         -----------          -----------
                                               1,542,396             774,845           3,566,827            3,188,550
                                            ------------         -----------         -----------          -----------
   Loss before minority interest              (1,316,893)           (607,276)         (3,096,942)          (2,644,248)



   Minority Interest in loss of
     consolidated subsidiaries                    (6,427)                  -              (6,427)
                                            ------------         -----------         -----------          -----------

 NET LOSS                                     (1,310,466)           (607,276)         (3,090,515)          (2,644,248)
   Deduct required dividends on
   convertible preferred stock                       863                 863               2,588                2,588
                                            ------------         -----------         -----------          -----------


LOSS ATTRIBUTABLE TO COMMON
   STOCK                                    $ (1,311,329)        $  (608,139)        $(3,093,103)         $(2,646,836)
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   1996               1995
                                                                                   ----               ----
OPERATING ACTIVITIES

  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,090,515)            $(2,644,248)
  Adjustments to reconcile net loss
      net cash used in operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . .      150,127                  98,217
      Issuance of common stock to officers  . . . . . . . . . . . . . . .       10,000
      Consulting fees paid through issuance of
        stock warrants  . . . . . . . . . . . . . . . . . . . . . . . . .      316,300
      Compensation expense on stock options   . . . . . . . . . . . . . .      183,144
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . .       (6,426)
      Loss due to write-down of inventory . . . . . . . . . . . . . . . .           --                 788,000
      Provisions for bad debt expense   . . . . . . . . . . . . . . . . .       53,970                  35,000
      Contract termination fees paid in common stock  . . . . . . . . . .           --                 525,000
      Increase (decrease) relating to operating
      activities from:
           Accounts and notes receivable  . . . . . . . . . . . . . . . .      (37,668)                (97,213)
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .      211,200                (312,857)
           Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . .       54,744                 (38,763)
           Other current assets   . . . . . . . . . . . . . . . . . . . .      186,986
           Deposit and other assets   . . . . . . . . . . . . . . . . . .        2,442                   1,287
           Accounts payable   . . . . . . . . . . . . . . . . . . . . . .     (196,197)               (278,660)
           Accrued expenses and other liabilities   . . . . . . . . . . .      (84,042)               (352,556)
                                                                            ----------              ----------
             Net cash used in operating activities  . . . . . . . . . . .   (2,245,935)             (2,276,793)

INVESTING ACTIVITIES
  Additions to property, plant and equipment, net   . . . . . . . . . . .     (237,638)               (233,987)
                                                                            ----------              ----------
             Net cash used in investing activities  . . . . . . . . . . .     (237,638)               (233,987)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          March 31,
                                                                                    1996                   1995
                                                                                    ----                   ----
FINANCING ACTIVITIES

  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . .      (173,600)                (38,602)
  Proceeds from borrowing   . . . . . . . . . . . . . . . . . . . . . . .        82,401
  Sale (repurchase) of warrants   . . . . . . . . . . . . . . . . . . . .            --                 (14,604)
  Proceeds from exercise of warrants. . . . . . . . . . . . . . . . . . .        40,750                      --
  Proceeds from exercise of options   . . . . . . . . . . . . . . . . . .       131,252
  Proceeds from subsidiary offering   . . . . . . . . . . . . . . . . . .     5,156,416
  Proceeds from sale of common stock, net   . . . . . . . . . . . . . . .                             4,232,706
  Proceeds from Investment in Sector  . . . . . . . . . . . . . . . . . .       768,823
                                                                             ----------             -----------
             Net cash provided by financing . . . . . . . . . . . . . . .     6,006,042               4,179,500
             activities . . . . . . . . . . . . . . . . . . . . . . . . .
Effect of exchange rate fluctuations on cash  . . . . . . . . . . . . . .        16,200
Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,538,669               1,668,720

Cash and cash equivalents at beginning of period  . . . . . . . . . . . .     1,904,687                 879,926
                                                                             ----------             -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .    $5,443,356             $ 2,548,646
                                                                             ==========             ===========




Supplemental Cash Flow Information:

During the nine months ended March 31, 1996 and 1995 the Company had the following non-cash financing and other disclosable activity:

Supplemental Cash Flow Information:                                                    1996            1995
                                                                                       ----            ----
Issuance of Common Stock for Convertible Debentures                                                   $200,000
Interest Paid                                                                       $  71,742           70,884
Issuance of Notes for purchase of Common Stock                                        290,000
Other receivables acquired through reverse acquisition of Sector
  Associates, Ltd.                                                                    195,000               --
Liabilities assumed through reverse acquisition of Sector
  Associates, Ltd.                                                                     47,341               --




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
                                                                              ========


NOTE E - ADDITIONAL PRIVATE PLACEMENT OFFERINGS

On December 8, 1995, the Company finalized an agreement and Plan Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector, a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date. Upon the completion of this transaction, the Company recognized the minority interest position in Sector. Following the March 1996 Private Placement Offerings, the minority interest position in Sector represented 28% and totalled $1,534,653 at March 31, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses have totaled $1,310,466 and $607,276 and $3,090,515 and $2,644,248 for the three months ended and nine months ended March 31, 1996, and 1995, respectively.

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

The Company has a first and second mortgage on its Florida laboratory facility which total $460,939 and $203,568, respectively, at March 31, 1996. These mortgages become due and payable on their terms in August 1996. The Company has entered into refinancing discussions on the first mortgage with the current first mortgage holder and intends to repay the second mortgage when due from available cash balances.

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

Losses from operations have been incurred since inception and totaled $1,310,466 and $3,090,515 for the three months ended and nine months ended March 31, 1996 respectively; and $607,276 and $2,644,248 for the three months ended and nine month period ended March 31, 1995, respectively.

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

The fiscal 1996 figures reflect the receipt of a research grant of $165,000 during the third quarter from a natural healthcare company in partial support of the Company's HIV study being conducted in Florida under Florida
Statute 499.

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

Research and development costs totaled $466,123 and $1,023,503 respectively, for the three months ended and nine months ended March 31, 1996 compared to $236,194 and $342,738 for the same periods of the preceding year. These sharp increases were attributable to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to significantly increase for at least the next three quarters, as the Company continues its process development refinement efforts and works towards regulatory submissions in the EU to conduct clinical trials on the Company's Omniferon(TM) product. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality and manufacturing efficiencies. Components of the overall increases of approximately $230,000 and $681,000 for the three months ended and nine months ended March 31, 1996 include the hiring of additional research personnel with salaries and related taxes and benefits. Additionally, research laboratory supplies expense increases approximately $10,000 and $176,000 for the three months and nine months ended March 31, 1996 over the comparable periods of the preceding year. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increases in the level of research activities.

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


Dated:  October 21, 1996