Form 10-Q
period 1996-09-30
VIRAGEN INC
filed 1996-11-19
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    ----------------

    Commission file number 0-10252


                                 VIRAGEN, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                           59-2101668
     ------------------------------   -----------------------------------
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                   2343 West 76th Street - Hialeah, FL  33016
                   ------------------------------------------
                    (Address of principal executive offices)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

              Yes           No
                  ---           ---

APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, par value $ .01 - 38,254,239 shares at November 11, 1996.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three month periods ended September 30, 1996 and September 30, 1995 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1996 and September 30, 1995.

2) The Consolidated Condensed Balance Sheets as of September 30, 1996 and June 30, 1996.

3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1996 and September 30, 1995.

4)    Notes to Consolidated Condensed Financial Statement as of September 30,
      1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITIED)




                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                 ------------------------------
                                                      1996              1995
                                                 ------------       -----------
INCOME
 Revenues                                        $          -       $   104,225
 Interest and other income                            227,958            26,191
                                                 ------------       -----------
                                                      227,958           130,416
COSTS AND EXPENSES
 Cost of goods sold                                         -            83,808
 Depreciation and amortization                         53,801            48,209
 Research and development costs                       427,085           287,284
 Selling, general and administrative expenses         617,434           440,560
 Directors & Officers Options Granted                       -           183,144
 Interest Expense                                      11,688            22,960
                                                 ------------       -----------
                                                    1,110,008         1,065,965
                                                 ------------       -----------
 Loss before minority interest                       (882,050)         (935,549)


 Minority interest in loss of consolidated
   subsidiaries                                        27,809                 -
                                                 ------------       -----------
NET LOSS                                             (854,241)         (935,549)
 Deduct required dividends on convertible
 preferred stock, Series A                                663               863
 Deduct required dividends on convertible
 preferred stock, Series B                            187,500                 -
                                                 ------------       -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                $(1,042,404)       $  (936,412)
                                                 ============       ===========

 LOSS PER COMMON SHARE,
   after deduction for required dividends on
   convertible preferred stock                   $      (0.03)      $     (0.03)
                                                 ============       ===========

 Weighted average shares outstanding               38,018,217        35,416,738
                                                 ============       ===========

See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                              SEPTEMBER 30,         JUNE 30,
                                                  1996              1995 (A)
                                              -------------      ------------
ASSETS                                          (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                    $18,149,015        $19,449,059
  Accounts and notes receivable, less
    allowance of $11,750 and $11,668 at
    September 30, 1996 and June 30,
    1996, respectively.                             16,012             26,086
Prepaid expenses                                   136,598             87,765
Due from employees                                  51,747             97,340
Other current assets                               114,348            104,269
                                               -----------        -----------
    TOTAL CURRENT ASSETS                        18,467,720         19,764,519

PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements                1,195,209          1,195,209
  Equipment and furniture                        1,678,587          1,647,762
  Construction in progress                         110,895             21,811
                                               -----------        -----------
                                                 2,984,691          2,864,782
Less accumulated depreciation                   (2,080,631)        (2,026,830)
                                               -----------        -----------
                                                   904,060            837,952

DEPOSITS AND OTHER ASSETS                           22,066             14,955
                                               -----------        -----------
                                               $19,393,846        $20,617,426
                                               ===========        ===========

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                 SEPTEMBER 30,      JUNE 30,
                                                    1996            1996 (A)
                                                 ------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)
CURRENT LIABILITIES
  Accounts payable                               $    249,830     $    310,039
  Accrued expenses and other liabilities              402,407          503,340
  Current portion of long-term debt                    39,783          685,211
                                                 ------------     ------------
                  TOTAL CURRENT LIABILITIES           692,020        1,498,590

ROYALTIES PAYABLE                                     107,866          107,866

LONG TERM DEBT, less current portion                  102,296          115,563

MINORITY INTEREST IN SUBSIDIARIES                   1,686,829        1,620,222

STOCKHOLDERS' EQUITY
 Convertible 10% Series A cumulative
  preferred stock, $1.00 par value.
  Authorized 375,000 shares; issued and
  outstanding 2,650 shares.  Liquidation
  preference value:  $10 per share
  aggregating $26,500 at September 30,
  1996 and June 30, 1996                                2,650            2,650
Convertible 5% Series B Cumulative
  preferred stock, $1.00 par value.
  Authorized 15,000 shares; issued and
  outstanding 15,000 shares                            15,000           15,000
Common stock, $.01 par value
  Authorized 50,000,000 shares; issued
  and outstanding 38,094,239 at
  September 30, 1996 and 37,896,072 at
  June 30, 1996                                       380,942          378,959
Capital in excess of par value                     39,002,156       38,618,391
Deficit                                           (22,637,113)     (21,782,872)
Foreign currency transaction adjustment                41,200           43,057
                                                 ------------     ------------
                  TOTAL STOCKHOLDERS' EQUITY       16,804,835       17,275,185
                                                 ------------     ------------
                                                 $ 19,393,846     $ 20,617,426
                                                 ============     ============

(A) Reference is made to the Company's Annual Report on Form 10K for the year ended June 30, 1996 filed with the Securities and Exchange Commission.








See notes to consolidate condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1996        1995
                                                        --------   ----------
OPERATING ACTIVITIES
   Net Loss                                              (854,241)  $(935,549)
   Adjustments to reconcile net loss
    net cash used in operating activities:
    Depreciation and amortization                          53,801      48,209
    Compensation expense on stock options                  12,227     183,144
    Minority interest in loss of subsidiary               (27,809)          -
   Increase (decrease) relating to operating
    activities from:
    Accounts and notes receivable                          10,074     (40,121)
    Inventory                                                   -     106,272
    Prepaid expenses                                      (48,833)     24,972
    Due from employees                                     45,593           -
    Other current assets                                  (10,079)     (1,729)
    Deposit and other assets                               (7,111)        814
    Accounts payable                                      (60,209)   (150,906)
    Accrued expenses and other liabilities               (100,933)    (60,962)
                                                        ---------  ----------
            Net cash used in
            operating activities                         (987,520)   (825,856)
                                                        ---------  ----------
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net        (119,909)    (37,099)
                                                        ---------  ----------
            Net cash used in investing activities        (119,909)    (37,099)
                                                        ---------  ----------

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
FINANCING ACTIVITIES                                     1996            1995
                                                      -----------    -----------
     Payments on long-term debt                       $  (658,695)   $  (13,970)
     Proceeds from exercise of warrants                   167,707        25,750
     Proceeds from exercise of options                      4,230             -
     Proceeds from exercise of subsidiary warrants        296,000             -
                                                      -----------    ----------
     Net cash provided by (used in) financing            (190,758)       11,780
     activities
     Effect of exchange rate fluctuations on cash          (1,857)            -
                                                      -----------    ----------
     Increase (Decrease) in cash                       (1,300,044)     (851,175)
Cash and cash equivalents at beginning of period       19,449,059     1,904,687
                                                      -----------    ----------
Cash and cash equivalents at end of period            $18,149,015    $1,053,512
                                                      ===========    ==========

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE - A - ORGANIZATION AND CONSOLIDATION

Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen USA, Inc., and Viragen Technology, Inc., and its majority owned subsidiaries Viragen (Europe) Ltd., including its wholly-owned subsidiary, Viragen (Scotland) Ltd., collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 1996 Financial Statements to conform to the September 30, 1996 interim presentation.

NOTE - B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

The financial summaries for the three months ended September 30, 1996 and September 30, 1995 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


NOTE C - CAPITAL STOCK

Shares of the Company's common stock reserved at September 30, 1996 and June 30, 1996 for possible future issuance are as follows:


                                                 September 30,      June 30,
                                                      1996            1996
                                                 -------------     ----------
      Warrants - consultants                         508,062         924,729
      Convertible preferred stock, Series A           11,289          11,289
      Convertible preferred stock, Series B        6,050,000       3,000,000
      Employee option plans                          222,500         500,000
      Officers and directors                       4,760,000       4,385,000
      Warrants - private placement                   631,821         633,821
                                                  ----------       ---------
                                                  12,183,672       9,454,839
                                                  ==========       =========

                         VIRAGEN, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT -CONTINUED
                               SEPTEMBER 30, 1996



On May 15, 1995, as amended in September 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code.

During the quarter ended September 30, 1996, 166,667 warrants issued to a financial consultant having an exercise price of $1.00 per share and 2,000 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. Also during the quarter, employees exercised 129,500 options at exercise prices ranging from $.30 to $.94 per share. The Company also issued 2,000 options to an employee with an exercise price of $3.69 per share which vest over a two year period.

Through September 30, 1996, 3,716,500 options have been granted pursuant to the 1995 Stock Option Plan.


NOTE D - LONG TERM DEBT

Long-term debt at September 30, 1996 and June 30, 1996 is as follows:


                                                                September 30,     June 30,
                                                                    1996            1996
                                                                ------------    ----------
First mortgage note secured by land, building and
       equipment with a net book value of and $837,952 at
       June 30, 1996. Monthly principal payments of
       $2,500 plus interest at prime plus 2% with the
       unpaid balance paid August 1, 1996                         $  -----       $453,439

Second mortgage secured by land building, equipment
       and accounts receivable. Monthly principal payments
       of $1,789 plus interest at prime plus 1% with the unpaid
       balance paid August 1, 1996                                   -----        196,048

Capital lease obligations resulting from
       acquisition of equipment, with a cost totaling
       $213,130 at September 30, 1996 and
       June 30, 1996, capitalized from three to five years         142,079        151,287
                                                                  --------       --------
                                                                   142,079        800,774
                 Less current portion                               39,783        685,211
                                                                  --------       --------
                                                                  $102,296       $115,563

The prime rate was 8.25% at September 30, 1996 and June 30, 1996.

Interest payment on debt totaled $11,668 and $21,967 for the three month periods ended September 30, 1996 and 1995, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT - CONTINUED
                               SEPTEMBER 30, 1996



During the fiscal 1997 the Company acquired no additional equipment under capital lease agreements.

Future minimum lease payments under capital lease obligations at September 30, 1996 are: 1997 - $40,500; 1998 - $49,944; 1999 - $48,629; 2000 - $35,987 and
2001 $6,380.

In August 1996, the Company paid-in-full its first and second mortgages on its Florida research and manufacturing facility upon the maturity of these obligations.


NOTE E - FOREIGN CURRENCY TRANSACTION

The financial statements of the Company's foreign subsidiary Viragen (Scotland) Ltd. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheets accounts have been translated using the current exchange rates at the balance sheet dates. Statement of Operations accounts have been translated using the average exchange rate for the periods. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.


NOTE F - STOCK BASED COMPENSATION

In fiscal 1997, the Company has adopted the provisions of FAS 123-Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of ABP 25 - Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual financial statements in accordance with FAS 123.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion data and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.

The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect the Company's financial condition or results of operations.

The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses totaled $854,241 and $935,549 for the three month periods ended September 30, 1996 and September 30, 1995, respectively.

Working capital totaled approximately $17,776,000 at September 30, 1996, a decrease of $490,000 from the year end balance. This decrease was primarily attributed to operation losses of $854,241 being offset by the exercise of Common Stock Purchase Warrants of the Company and its majority owned subsidiary, Viragen (Europe) Ltd.

                         VIRAGEN, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In June 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's then newly established 5% Cumulative Convertible Preferred Rock, Series B ("the Series B Preferred Stock") for $15,000,000. The sale of the Series B Preferred Stock represented the completion of the first stage of a $50 million financing commitment. The Company anticipates completing the balance of the financings, with the initial investors or other investor groups, subject to market and other conditions, representing an additional $20 million prior to December 31, 1996 and $15 million prior to April 30, 1997.

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

In September 1995, the Company entered into an Agreement and Plan Reorganization ("Agreement") with Sector Associated, Ltd. ("Sector"). Under the terms of the Agreement, the Company acquired a 94% interest in Sector in a reverse acquisition transaction. Sector was a publicly traded corporation which contained net cash assets of $800,000 at the transaction closing date. This transaction closed on December 8, 1995.

In March 1996, Sector completed two Private Placement Offerings, issuing 768,000 shares of its Common Stock and 216,500 Common Stock purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related expenses of $317,500. The company is using these proceeds to undertake European research clinical trial activities including the related establishment of a laboratory and manufacturing facility in Edinburgh Scotland, currently under construction, the purchase of laboratory equipment and related working capital. On May 2, 1996, Sector changed its name to Viragen (Europe) Ltd.

The construction and equiping of the Company's Scottish laboratory and production facility is expected to be completed during the first quarter of calendar 1997. Estimated costs to complete the facilities, including equipment, total approximately $3,700,000.

While subject to significant limitation, the Company at September 30, 1996 has available net tax operating loss carryforwards of approximately $19,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

                         VIRAGEN, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Management believes that the Company's Omniferon product currently under development can be manufactured in significant quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research projects, the establishment of a research and manufacturing facility in Scotland and the commencement of EU clinical trials. In addition, the Company expects to be able to draw upon its remaining $35 million in financing available through the issuance of additional 5% Series B Convertible Preferred Stock by April 1997 under its June Agreement or similar amounts from other investor groups during the same period. The additional funding raised will be used to supplement funding of EU clinical trials as needed, commence clinical trial studies in the U.S. of its Omniferon product, the establishment of one or more domestic production facilities, the possible acquisition of one or more business complimentary to the Company's operations and for general working capital.

RESULTS OF OPERATIONS

For the past several years, the Company's limited revenues have been derived from the sales of the Company's Alpha Leukoferon(TM) product ("Product") through Florida physicians (primarily Neurologists) for the treatment of Multiple Sclerosis. Distribution of the Company's Product was limited to the State of Florida and was sanctioned by, and subject to, the provisions of Florida Statute
499.018. This statute permitted controlled distribution of the Product in a clinical trial environment only within the State. Commercialization of products under this statute is not permitted. In an Agreement reached with the State of Florida, the Company in March 1996, discontinued enrollment of new patients in its 499 program, and all revenues under this program ceased in March 1996.

Following the final shipments of Product under 499 Program in March 1996, the Company has no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to successful completion of lengthy clinical trials and the Company's ability to raise significant additional capital to fund such trials.

Losses from operations have been incurred since inception and totaled $854,241 and $935,549 for the three month periods ended September 30, 1996 and 1995, respectively.

No sales revenues or cost of sales were recorded during the quarter ending September 30, 1996 with sales revenues of $104,225 being recorded during the same period of the previous year. The termination of the revenues was due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

                         VIRAGEN, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Research and development costs totaled $427,085 and $287,284 for the three month periods ended September 30, 1996 and 1995, respectively. This sharp increase was attributed to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to significantly increase at least through fiscal 1997. The Company intends to continue its process development refinement efforts and work towards regulatory submissions in the EU to conduct clinical trials on the Company's Omniferon(TM) product. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality, production yields and manufacturing efficiencies. Components of the overall increase between the periods of $139,800 include increase of laboratory supplies expense of approximately $91,000 and the hiring of additional research personnel with salaries and related taxes and benefits. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increases in the level of research activities.

Selling and general administration expenses totaled $617,434 for the first three months of fiscal 1997 compared to $440,560 for the same period of the preceding year. Components of this increase included administrative salaries with related taxes and benefits of approximately $132,000. Additionally, the quarter ended September 30, 1996 reflected an increase in accounting and legal expenses of approximately $30,000. Also, the fiscal 1997 figures reflect increased travel associated with the planning and establishment of the European production facility with related corporate development efforts.

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (11) Statement re:  computation of per share
                     earnings

                (27) Financial Data Schedule (for SEC use
                     only)

          (b)   Reports on Form 8-K
                None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIRAGEN, INC.


                                      By: /s/ Dennis W. Healey
                                          -----------------------------
                                          Dennis W. Healey
                                          Executive Vice President
                                          Principal Financial Officer


                                      By: /s/ Jose Ortega
                                          -----------------------------
                                          Jose Ortega
                                          Chief Accounting Officer




Dated: November 11, 1996