Form 10-K/A
period 1996-06-30
VIRAGEN INC
filed 1996-12-19
CIK 353482

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                  FORM 10-K/A1


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

       Registrant's telephone number, including area code: (305) 557-6000
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          10% SERIES A PREFERRED STOCK
                          5% SERIES B PREFERRED STOCK
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A1 or any amendment to this Form 10-K/A1. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 20, 1996 was approximately $138,778,000.

     As of September 20, 1996, the Company had outstanding 38,094,239 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on form S-8, File No. 33-60131, dated June 9,
1995 -- Part IV, Exhibits.
Registration Statement on form S-8, File No. 33-88070, dated August 14,
1995 -- Part IV, Exhibits.
================================================================================

                         VIRAGEN, INC. AND SUBSIDIARIES


                     INDEX TO ANNUAL REPORT ON FORM 10-K/A1

                            YEAR ENDED JUNE 30, 1996


                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    9
Item 3.    Legal Proceedings............................................................   10
Item 4.    Submission of Matters to a Vote of Security Holders..........................   10
                                           PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....   11
Item 6.    Selected Financial Data......................................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   12
Item 8.    Financial Statements and Supplementary Data..................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................   17
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   18
Item 11.   Executive Compensation and Employment Agreements.............................   20
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   24
Item 13.   Certain Relationships and Related Transactions...............................   26
                                           PART IV
Item 14.   Exhibits and Reports on Form 8-K.............................................   29

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

RECENT DEVELOPMENTS

     In June 1996, the Company obtained a financing commitment for up to $50 million from three private institutional investors. The funds are to be raised through the issuance of 5% Series B Convertible Preferred Stock or related series of preferred stock. The Company closed the first phase receiving $15 million in June 1996. The Company anticipates, subject to market and other conditions, to close an additional $20 million prior to December 31, 1996 and the final $15 million prior to April 30, 1997, with the initial investors or other investor groups. The proceeds of these placements will be used to underwrite and expand current research projects, support clinical trials and for general working capital purposes. See Item 5, "Market for Registrants' Common Equity and Related Stockholder Matters."


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

     Hoffman-LaRoche, Inc., and Schering Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products. In 1993, Chiron Corp. received FDA approval for its recombinant beta interferon for the treatment of relapsing/remitting Multiple

Sclerosis ("MS"). In 1996, Biogen, Inc. received FDA approval for its recombinant beta interferon for relapsing/remitting MS. In addition to the manufacturers of synthetic interferon, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts, the sale of which appears to be inconsequential. They continue to conduct FDA sanctioned clinical trials and attempt to market their product for the approved indication.


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

MULTIPLE SCLEROSIS PROGRAM


     In February, 1990, following regulatory approval for use of the Company's product by HRS for the treatment of multiple sclerosis, the Company, entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of the Product and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive MS.


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

MANUFACTURE OF INTERFERON


     Human white blood cells (leukocytes) and a stimulating virus, which raw materials are readily available to the Company, are needed to produce human interferon. The FDA approved stimulating virus, which is harmless to humans, is introduced into the white blood cell which induces the cell to produce interferon. The interferon is then separated from other proteins and extracted. The Company's natural human leukocyte interferon-alpha is distributed in Florida on a compassionate, no-charge basis under the 499 Program under the name Alpha Leukoferon. The Company's new Natural Interferon product, Omniferon, is currently at its final development stage and the Company intends to submit safety and preclinical studies to the U.S. and EU regulatory authorities to begin clinical testing.


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

COMPETITION

     Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well-established and abundantly financed pharmaceutical and commercial entities as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-

LaRoche, Inc., Schering Plough Corporation, Biogen, Inc., Chiron Corp., and Berlex Laboratories are producing, selling, and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of cancer and viruses, including MS, HIV/AIDS, KS and Hepatitis. Also, a United Kingdom manufacturer of alpha interferon-derived from lymphoblastoid cells has been approved in certain European countries (not in the United States) for Hepatitis C and certain cancers.


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

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA


                                                                                                  YEARS ENDED
                                        YEARS ENDED JUNE 30,             FOR THE PERIOD          DECEMBER 31,
                                ------------------------------------   BETWEEN JANUARY 1,   -----------------------
                                   1996         1995         1994      AND JUNE 30, 1993       1992         1991
                                ----------   ----------   ----------   ------------------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues......................  $      739   $      722   $      677       $       53       $       52   $      147
Net loss......................      (4,672)      (3,952)      (1,083)            (311)            (563)        (716)
Loss attributable to common
  stock.......................      (5,570)      (3,955)      (1,087)            (313)            (573)        (730)
Loss per average common
  shares......................        (.15)        (.12)        (.06)            (.02)            (.05)        (.07)
Weighted average shares
  outstanding.................  36,198,302   32,137,693   18,686,751       14,463,038       11,478,914   10,933,669


                        CONSOLIDATED BALANCE SHEET DATA

                                                                                          YEARS ENDED
                                         YEARS ENDED JUNE 30,        FOR THE PERIOD      DECEMBER 31,
                                       -------------------------   BETWEEN JANUARY 1,   ---------------
                                        1996      1995     1994    AND JUNE 30, 1993    1992     1991
                                       -------   ------   ------   ------------------   -----   -------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Working Capital......................  $18,266   $1,614   $  795         $  250         $(942)  $(1,115)
Total Assets.........................   20,617    3,330    2,744          1,462           983     1,070
Long-term Debt.......................      116      857      976          1,034           529        --
Stockholder's Equity (Deficit).......   17,275    1,698      546            101          (588)      (88)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The statements contained in this report on Form 10-K/A1 that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion data and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.



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


     On June 7, 1996 (the "close date"), the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's newly established 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15,000,000. The sale of the Series B Preferred Stock represented the completion of the first stage of a $50 million financing commitment. The Company anticipates completing the balance of the financing, with the initial investors or other investor groups, subject to market and other conditions, representing an additional $20 million prior to December 31, 1996 and $15 million prior to April 30, 1997.



     Under the terms of the Series B Preferred Stock, the Purchaser is entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7, 1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser has the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the close date, until the related Registration Statement is declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The Company also has a right to require the Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 180 days following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock does not carry any voting rights except as required under the Delaware General Corporation Law. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, and in 1996, was restated to reflect embedded dividends arising from discounted conversion terms on the Convertible Preferred Stock, Series B. It is the Company's policy to invest its temporarily idle cash exclusively in U.S. Treasury and Agency Securities which are relatively liquid, providing market rates of return and are not intended to speculate in interest rate movements. Depending upon short-term capital requirements, a portion of the portfolio is held in a Money-Market Fund which invests exclusively in U.S. Government obligations.


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


     While subject to significant limitation, the Company at June 30, 1996 has available net tax operating loss carryforwards of approximately $18,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of the Product. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.



     Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research projects, the establishment of a research and manufacturing facility in Scotland and the commencement of EU clinical trials. The Company expects to be able to draw upon its remaining $35 million in financing available through the issuance of additional Convertible Preferred Stock by April 1997 under its June Agreement or similar amounts from other investor groups during the same period. The additional funding raised will be utilized in the continued development of the Company's Omniferon product including the funding of EU clinical trials with estimated costs of: completion of Scottish production facility -- $3.4 million; pre-clinical Phase I and Phase II trials -- $1.5 million and Phase III studies -- $12 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible acquisition of one or more businesses complementary to the Company's operations.


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


     In March 1996, the Company received approval from the HRS under the 499 Program to conduct an investigational study in Florida, in collaboration with Biodoron, of the Company's Alpha Leukoferon product for the treatment of HIV/AIDS in hemophiliacs on a no charge basis. The Company subsequently entered into an agreement with Quantum Health Resources, Inc., whereby they provided $330,000 to the Company for the conduct of the study. Quantum Health Resources, Inc., a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for patients afflicted by chronic disorders, including hemophilia.


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

                                                                                                            ALL OTHER
                                                       OTHER ANNUAL        RESTRICTED                 ----------------------
           NAME AND                                ---------------------     STOCK      OPTIONS/       LTIP        OTHER
      PRINCIPAL POSITION         YEAR    SALARY    BONUS    COMPENSATION     AWARDS      SARS(#)      PAYOUTS   COMPENSATION
-------------------------------  ----   --------   ------   ------------   ----------   ---------     -------   ------------
Gerald Smith, Chairman of Board
  and Pres.(1).................  1996   $154,615   $7,500     $ 14,000            --    1,600,000         --           --
                                 1995     70,000              $  9,317            --      50,000 (5)      --           --
                                 1994               7,500           --            --                      --           --
Robert H. Zeiger, CEO,
  Director(2)..................  1996   $ 66,653   $   --     $  5,000            --     100,000          --           --
                                 1995     11,538                                        1,000,000
Dennis W. Healey, Exec., V.P.,
  Treas., CFO and
  Director(3)..................  1996   $ 78,653   $1,250     $  8,500            --     500,000          --           --
                                 1995     75,000        0       10,167            --    50,000(6)         --           --
                                 1994      7,200    1,250           --            --          --          --           --
Charles F. Fistel, Exec. VP,
  Director(4)..................  1996   $110,000   $   --     $  6,000            --     110,000          --           --
                                 1995   $106,615              $ 19,208
                                 1994

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

                                                   NUMBER OF%       OF TOTAL
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

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1996 FISCAL YEAR END OPTION VALUES

                                                                                           VALUE OF UNEXERCISED
                                         VALUE REALIZED                                   IN THE MONEY OPTIONS AT
                                          MARKET PRICE       NUMBER OF UNEXERCISED        FY-END (BASED ON FY-END
                             SHARES       AT EXERCISE          OPTIONS AT FY-END           PRICE OF $5.44/SHARE)
                            ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
          NAME             ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------  -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith.............    750,000        $348,750        1,650,000                   $ 8,126,000
Robert H. Zeiger.........     75,000         494,470          525,000      500,000        2,363,000    $ 2,240,000
Dennis W. Healey.........    125,000          58,125          550,000                     2,692,000
Charles F. Fistel........         --              --          410,000           --        2,085,400             --

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

     As of August 20, 1996, 3,714,500 options has been issued under the 1995 Amended Stock Option Plan.

ADDITIONAL STOCK OPTIONS


     On October 6, 1995, the Board of Directors awarded options to purchase 2,935,000 shares of Common Stock to the officers, directors and key employees of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F.
Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), Jay W. Haft (100,000), William B. Saeger (100,000) and to key employees (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.


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

                                          VIRAGEN, INC.

                                          By:      /s/ DENNIS W. HEALEY
                                            ------------------------------------
                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer,
                                             Principal Financial and Accounting
                                                           Officer


                                          Dated: November 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     NAME                                  TITLE                   DATE
-----------------------------------------------  -------------------------  ------------------
               /s/ GERALD SMITH                  Chairman of the Board of    November 27, 1996
-----------------------------------------------    Directors, Principal
                 Gerald Smith                      Executive Officer and
                                                   President

             /s/ ROBERT H. ZIEGER                Chief Executive Officer     November 27, 1996
-----------------------------------------------    and Director
               Robert H. Zieger

             /s/ DENNIS W. HEALEY                Executive Vice President,   November 27, 1996
-----------------------------------------------    Treasurer and Principal
               Dennis W. Healey                    Financial Officer

             /s/ CHARLES F. FISTEL               Executive Vice President,   November 27, 1996
-----------------------------------------------    Director
               Charles F. Fistel

            /s/ PETER D. FISCHBEIN               Director                    November 27, 1996
-----------------------------------------------
              Peter D. Fischbein

                                                 Director                               , 1996
-----------------------------------------------
                Sidney Dworkin

                /s/ JAY M. HAFT                  Director                    November 27, 1996
-----------------------------------------------
                  Jay M. Haft

             /s/ WILLIAM B. SAEGER               Director                    November 27, 1996
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

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED JUNE 30,
                                                  -----------------------------------------------
                                                     1996              1995              1994
                                                  -----------       -----------       -----------
INCOME
Revenues........................................  $   229,967       $   573,677       $   624,814
Research subsidy................................      330,000                --                --
Interest and other income.......................      179,069           148,219            51,807
                                                  -----------       -----------       -----------
                                                      739,036           721,896           676,621
COST AND EXPENSES
Cost of goods sold..............................      178,368           348,642           322,262
Inventory valuation.............................           --           788,052                --
Research and development costs..................    1,503,434           605,025            17,476
Selling, general and administrative expenses....    3,500,494         2,028,747         1,264,334
Contract termination fee........................           --           525,000                --
Depreciation and amortization...................      200,209            97,329            47,257
Bad debt expense................................       48,970           186,220            20,600
Interest expense................................       92,576            94,720            88,038
                                                  -----------       -----------       -----------
                                                    5,524,051         4,673,735         1,759,967
                                                  -----------       -----------       -----------
Loss before minority interest...................   (4,785,015)       (3,951,839)       (1,083,346)
Minority interest in loss of consolidated
  subsidiaries..................................      112,744                --                --
                                                  -----------       -----------       -----------
NET LOSS........................................   (4,672,271)       (3,951,839)       (1,083,346)
Deduct required dividends on convertible
  preferred stock, Series A.....................        2,650             3,450             3,450
Deduct required dividends on convertible
  preferred stock, Series B (restated for
  1996).........................................      894,976                --                --
                                                  -----------       -----------       -----------
LOSS ATTRIBUTABLE TO COMMON STOCK...............  $(5,569,897)      $(3,955,289)      $(1,086,796)
                                                  ===========       ===========       ===========
LOSS PER COMMON SHARE, after deduction for
  required dividends on convertible preferred
  stock.........................................  $     (0.15)      $     (0.12)      $     (0.06)
                                                  ===========       ===========       ===========
Weighted average common shares outstanding......   36,198,302        32,137,693        18,686,751
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


     Loss Per Share: Loss per share has been computed based on the weighted average number of shares outstanding during each period. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted loss per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, and in 1996, was restated to reflect embedded dividends arising from discounted conversion terms on the Convertible Preferred Stock, Series B.


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

     Foreign Currency Translation: The financial statements of VSL have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the reporting period. The translation adjustments resulting

                         VIRAGEN, INC. AND SUBSIDIARIES
from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

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


     In August 1994, the Company concluded a Private Placement of its common stock which concluded subsequent to June 30, 1995 with the issuance of 8,919,000 shares at $.40 per share. In connection with this offering, the Company issued 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $0.52 per share for a period of five years from date of issuance. The Company also issued five-year options to purchase an aggregate of 350,000 shares exercisable at $1.00 per share which were divided equally among the seven directors of the Company (one of whom subsequently resigned). In addition, between May 1994 and March 1995, the Company issued five-year options to purchase an aggregate of 570,000 shares of Common Stock at exercise prices ranging from $.62 to $1.00 per share to six key employees.


     In October 1994, $200,000 of Convertible Debentures were converted into 666,668 shares of common stock.

     In November 1994, the Company commenced a second Private Placement solely to accredited investors to raise, through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately $1,980,000 were intended to be utilized for the establishment of a research and manufacturing facility currently under construction in Edinburgh, Scotland and for general working capital purposes. Subject to receipt of additional funding to

                         VIRAGEN, INC. AND SUBSIDIARIES
conduct European-based clinical trials, it is the Company's intention to commence European clinical trials and seek the necessary approvals for the sale of its Omniferon(TM) product in Europe.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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


     Under the terms of the Series B Preferred Stock, the holders will be entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7, 1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser has the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the close date, until the related Registration Statement is declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The Company also has a right to require the Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 9 months following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock does not carry any voting rights except as required under the Delaware General Corporation Law.


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

     Shares of the Company's common stock reserved at June 30, 1996 and 1995 for possible future issuance are as follows:


                                                                                  1996          1995
                                                                                ---------     ---------
    Convertible preferred stock, series A..................................        11,289        14,697
    Convertible preferred stock, series B..................................     3,000,000            --



                                                             EXERCISE PRICE
                                                             --------------
    Warrants -- consultant (exercisable through February
      2003)................................................   $0.60-$ 5.12        924,729       480,340
    Employee option plans (exercisable through June
      2003)................................................   $0.30-$ 7.13        500,000     2,563,000
    Officers and directors options (exercisable through May
      2002)................................................   $0.30-$ 3.96      4,385,000       650,000
    Warrants -- private placements (exercisable through
      August 1999).........................................   $0.52-$10.59        633,821       765,650
                                                                                ---------     ---------
                                                                                9,454,839     4,473,687
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

     The Company had net operating loss carryforwards of $17.7 million and $14.1 million and tax credits of $156,000 and $230,000 for income tax purposes that expire in years 1997 through 2011, at June 30, 1996 and 1995, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the

                         VIRAGEN, INC. AND SUBSIDIARIES
deferred tax assets related to these carryforwards. On December 31, 1994 the Company had an ownership change as defined by Internal Revenue Code Section 382 which caused the utilization of the net operating loss and tax credits, at that time, to be limited to approximately $1,266,000 per year.

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

     Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. To the extent Cytoferon's investment in the Company was less than the Maximum Investment, the consulting fee was reduced prorata. The MMS Agreement also provided for a 4% gross sales commission for exclusive distributorship for non-FDA approved products and non-exclusive marketing of FDA approved products, none of which the Company presently has. The MMS Agreement further provided for the company to pay Cytoferon 50% of fees paid for foreign licensing,

                         VIRAGEN, INC. AND SUBSIDIARIES
franchising and transfer of technology plus 20% of any royalties the company would have received from foreign agreements. All such fees and commissions were subject to the Company generating certain minimum sales under the MMS Agreement. For the years ended June 30, 1995 and 1994, the company incurred management fees of $140,000 and $100,100, and sales commission expenses of $10,690 and $25,100, respectively, under the terms of the MMS Agreement.

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

NOTE J -- LICENSE AND MANUFACTURING AGREEMENTS

     Through a License Agreement granted by Viragen, Inc., VEL and its wholly-owned subsidiary, VSL, secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte-derived interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

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

                                 EXHIBIT INDEX

                                 VIRAGEN, INC.


  EXHIBIT
   NUMBER                                        DESCRIPTION
------------  ---------------------------------------------------------------------------------
 (11)         Statement re: Computation of loss per share
 (23)         Consent of Independent Certified Public Accountants