Form 10-Q/A
period 1996-09-30
VIRAGEN INC
filed 1996-12-19
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITIED)




                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                 ------------------------------
                                                      1996              1995
                                                 ------------       -----------
INCOME
 Revenues                                        $          -       $   104,225
 Interest and other income                            227,958            26,191
                                                 ------------       -----------
                                                      227,958           130,416
COSTS AND EXPENSES
 Cost of goods sold                                         -            83,808
 Depreciation and amortization                         53,801            48,209
 Research and development costs                       427,085           287,284
 Selling, general and administrative expenses         617,434           440,560
 Directors & Officers Options Granted                       -           183,144
 Interest Expense                                      11,688            22,960
                                                 ------------       -----------
                                                    1,110,008         1,065,965
                                                 ------------       -----------
 Loss before minority interest                       (882,050)         (935,549)


 Minority interest in loss of consolidated
   subsidiaries                                        27,809                 -
                                                 ------------       -----------
NET LOSS                                             (854,241)         (935,549)
 Deduct required dividends on convertible
 preferred stock, Series A                                663               863
 Deduct required dividends on convertible
 preferred stock, Series B (restated for 1996)      2,341,859                 -
                                                 ------------       -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                $ (3,196,763)      $  (936,412)
                                                 ============       ===========

 LOSS PER COMMON SHARE,
   after deduction for required dividends on
   convertible preferred stock                   $      (0.08)      $     (0.03)
                                                 ============       ===========

 Weighted average shares outstanding               38,018,217        35,416,738
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

During the quarter ended September 30, 1996, 166,667 warrants issued to a financial consultant having an exercise price of $1.00 per share and 2,000 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. Also during the quarter, employees exercised 29,500 options at exercise prices ranging from $.30 to $.94 per share. The Company also issued 2,000 options to an employee with an exercise price of $3.69 per share which vest over a two year period.

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

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The statements contained in this Report on Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion data and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.

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

The construction and equipping of the Company's Scottish laboratory and production facility is expected to be completed during the first quarter of calendar 1997. Estimated costs to complete the facilities, including equipment, total approximately $3,700,000.

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




Dated: December 16, 1996