Form 10-Q
period 1996-12-31
VIRAGEN INC
filed 1997-02-19
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from..............  to................

     Commission file number 0-10252


                                 VIRAGEN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 59-2101668
---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   2343 West 76th Street - Hialeah, FL  33016
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (305) 557-6000
                                  -------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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
Yes      No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01 - 38,653,002 shares at February 12, 1997.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended December 31, 1996 and December 31, 1995 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements


1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1996 and December 31, 1995.

2)    The Consolidated Condensed Balance Sheets as of December 31, 1996 and
      June 30, 1996.

3)    Consolidated Condensed Statements of Cash Flows for the six months ended
      December 31, 1996 and December 31, 1995.

4)    Notes to Consolidated Condensed Financial Statements as of December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


          Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended                    Six Months Ended
                                                               December 31,                    December 31,
                                                        1996                 1995           1996          1995
                                                    ------------          -----------    ----------    ------------
INCOME
 Revenues                                           $         --          $    98,092    $       --    $    202,317
 Interest and other income                               269,941               15,874       497,899          42,065
                                                    ------------          -----------    ----------    ------------
                                                         269,941              113,966       497,899         244,382
COSTS AND EXPENSES
  Cost of goods sold                                          --               76,992            --         160,800
  Depreciation and amortization                           68,618               49,329       122,419          97,538
  Research and development costs                         451,045              270,096       878,130         557,380
  Selling, general and administrative
    expenses                                             907,843              537,784     1,525,277         978,344
  Directors & officers options granted                    68,800                             68,800         183,144
  Interest expense                                         5,072               24,265        16,760          47,225
                                                    ------------          -----------    ----------    ------------
                                                       1,501,378              958,466     2,611,386       2,024,431
                                                    ------------          -----------    ----------    ------------
  Loss before minority interest                       (1,231,437)            (844,500)   (2,113,487)     (1,780,049)
  Minority interest in loss of consolidated
    subsidiaries                                          41,878                   --        69,687              --
                                                    ------------          -----------    ----------    ------------
NET LOSS                                              (1,189,559)            (844,500)   (2,043,800)     (1,780,049)

  Deduct required dividends on
    convertible preferred stock, Series A                    663                  863         1,325           1,725
  Deduct required dividends on
    convertible preferred stock,
    Series B (restated for 1996)                       1,701,214                   --     4,043,073              --
  Deduct required dividends on
    convertible preferred stock, Series C                 82,216                   --        82,216              --
                                                    ------------          -----------    ----------    ------------
LOSS ATTRIBUTABLE TO COMMON
  STOCK                                             $ (2,973,652)         $  (845,363)  $(6,170,414)   $ (1,781,774)
                                                    ============          ===========    ==========    ============

 LOSS PER COMMON SHARE,
    after deduction for required dividends
    on convertible preferred stocks                 $       (.08)         $      (.02)   $     (.16)   $       (.05)
                                                    ============          ===========    ==========    ============
 Weighted average shares outstanding                  38,412,896           35,555,096    38,215,967      35,482,257
                                                    ============          ===========    ==========    ============


           See notes to consolidated condensed financial statements.

                        VIRAGEN, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                               December 31,    June 30,
                                                                                  1996         1996 (A)
                                                                               -----------    -----------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                   $ 13,164,354   $ 19,449,059
   Short-term investments                                                         8,772,955             --
   Accounts and notes receivable, less allowance of
    $11,750 and $11,668 at December 31, 1996 and
    June 30, 1996, respectively                                                      15,196         26,086
   Prepaid expenses                                                                 164,520         87,765
   Due from employees                                                                67,406         97,340
   Other current assets                                                             259,067        104,269
                                                                                -----------   ------------
                  TOTAL CURRENT ASSETS                                           22,443,498     19,764,519

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                                1,127,096      1,195,209
   Equipment and furniture                                                        1,812,947      1,647,762
   Construction in progress                                                       1,234,135         21,811
                                                                                 -----------  ------------
                                                                                  4,174,178      2,864,782
   Less accumulated depreciation                                                 (2,149,359)    (2,026,830)
                                                                                 -----------  ------------
                                                                                  2,024,819        837,952

DEPOSITS AND OTHER ASSETS                                                            51,503         14,955
                                                                                ------------  ------------
                                                                                $24,519,820   $ 20,617,426
                                                                                ===========   ============

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              December 31,      June 30,
                                                                 1996           1996 (A)
                                                             ------------    ------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $   874,800       $    310,039
   Accrued expenses and other liabilities                      295,066            503,340
   Current portion of long-term debt                            37,716            685,211
                                                          ------------       ------------
         TOTAL CURRENT LIABILITIES                           1,207,582          1,498,590

ROYALTIES PAYABLE                                              107,866            107,866

LONG TERM DEBT, less current portion                            93,772            115,563

MINORITY INTEREST IN SUBSIDIARIES                            2,031,601          1,620,222

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred
    stock, $1.00 par value.  Authorized 375,000
    shares; issued and outstanding 2,650 shares
    Liquidation preference value:  $10 per share
    aggregating $26,500 at December 31, 1996
    and June 30, 1996                                            2,650              2,650

   Convertible 5% Series B Cumulative preferred
    stock, $1.00 par value. Authorized 15,000
    shares; issued and outstanding 13,914 at
    December 31, 1996 and 15,000 shares at
    June 30, 1996                                               13,914             15,000
   Convertible Series C Cumulative preferred
    stock, $1.00 par value. Authorized 5,000
    shares; issued and outstanding 5,000 shares                  5,000                 --
   Common stock, $.01 par value Authorized
    50,000,000 shares; issued and outstanding
    38,629,091 at December 31, 1996 and
    37,896,072 at June 30, 1996                                386,289            378,959
   Capital in excess of par value                           44,709,318         38,618,391
   Deficit                                                 (24,330,912)       (21,782,872)
   Foreign currency transaction adjustment                     292,740             43,057
                                                          ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                         21,078,999         17,275,185
                                                          ------------       ------------
                                                          $ 24,519,820       $ 20,617,426
                                                          ============       ============


(A) Reference is made to the Company's Annual Report on Form 10K, as amended, for the year ended June 30, 1996 filed with the Securities and Exchange Commission

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   Six Months Ended
                                                                     December 31,
                                                             ----------------------------
                                                                   1996           1995
                                                             ------------    ------------
OPERATING ACTIVITIES
     Net Loss                                                $(2,043,800)    $ (1,780,049)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                           122,419           97,538
         Compensation expense on stock options
           granted to Directors and Officers                      68,800          183,144
         Compensation expense on stock options
           granted to employees                                  162,750               --
         Forgiveness of debt                                      12,500               --
         Minority interest in loss of subsidiary                 (69,687)              --
     Increase (decrease) relating to operating
         activities from:
         Accounts and notes receivable                            10,890            1,613
         Inventory                                                    --          193,632
         Prepaid expenses                                        (76,755)          (9,183)
         Due from employees                                       40,404               --
         Other current assets                                   (154,798)              --
         Deposits and other assets                               (36,548)           1,628
         Accounts payable                                        564,761         (136,917)
         Accrued expenses and other liabilities                 (208,274)         (77,444)
                                                             ------------    ------------
           Net cash used in operating activities              (1,607,338)      (1,526,038)
                                                             ------------    ------------

INVESTING ACTIVITIES
     Purchase of short-term investments                       (8,772,955)              --
     Additions to property, plant and equipment,
        net                                                   (1,309,286)         (60,851)
                                                             ------------    ------------
           Net cash used in investing activities             (10,082,241)         (60,851)
                                                             ------------    ------------

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months Ended
                                                                    December 31,
                                                                    ------------
                                                                 1996            1995
                                                             ------------    ------------
FINANCING ACTIVITIES
Payments on long-term debt                                   $  (669,286)    $    (19,005)
Proceeds from exercise of options and warrants                   334,396           40,750
Cash acquired through reverse acquisition
   of Sector Associates, Ltd.                                         --          800,000
Proceeds from exercise of subsidiaries'
   options and warrants                                        1,131,577               --
Proceeds from sale of Series C preferred stock, net            4,750,000               --
Payments of dividends on preferred stock                        (391,496)              --
                                                             ------------    ------------
Net cash provided by financing
   activities                                                  5,155,191
                                                                                  821,745

Effect of exchange rate fluctuations on cash                     249,683               --
                                                             ------------    ------------

Decrease in cash                                              (6,284,705)        (765,144)


Cash and cash equivalents at beginning of
    period                                                    19,449,059        1,904,687
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $13,164,354     $  1,139,543
                                                             ============    ============

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE - A - ORGANIZATION AND CONSOLIDATION

Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., and its wholly-owned subsidiaries, Vira-Tech, Inc., and Viragen Technology, Inc., and its majority owned subsidiaries, Viragen USA, Inc. and Viragen (Europe) Ltd., including its wholly-owned subsidiary, Viragen (Scotland) Ltd., collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 1996 Financial Statements to conform to the December 31, 1996 interim presentation.

NOTE - B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

The financial summaries for the three months ended and six months ended December 31, 1996 and December 31, 1995 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended June 30, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                         VIRAGEN, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 1996


NOTE C - CAPITAL STOCK

Shares of the Company's common stock reserved at December 31, 1996 and June 30, 1996 for possible future issuance are as follows:


                                             December 31,  June 30,
                                                 1996        1996
                                             ------------  ---------
 Warrants - consultants                           392,500    924,729
 Convertible preferred stock, Series A             11,289     11,289
 Convertible preferred stock, Series B          5,799,710  3,000,000
 Convertible preferred stock, Series C          1,659,683         --
 Employee option plans                            184,500    500,000
 Officers and directors                         4,750,000  4,385,000
 Warrants - private placement                     631,821    633,821
                                             ------------  ---------
                                               13,429,503  9,454,839
                                             ============  =========

On May 15, 1995, as amended in September 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code.

During the six months ended December 31, 1996, 250,000 and 32,229 warrants issued to a financial consultants having exercise prices of $1.00 and $.60 per share, respectively and 2,000 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. Also during six month period, employees exercised 163,500 options at exercise prices ranging from $.30 to $.94 per share. The Company also issued 2,000 options to an employee with an exercise price of $3.69 per share which vest over a two year period.

Through December 31, 1996, 3,746,500 options have been granted pursuant to the 1995 Stock Option Plan.

                         VIRAGEN, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1996


NOTE D - LONG TERM DEBT

Long-term debt at December 31, 1996 and June 30, 1996 is as follows:


                                                                       December 31, June 30,
                                                                          1996       1996
                                                                       ---------   ---------
First mortgage note secured by land, building and
      equipment with a net book value of and $837,952
      at June 30, 1996.   Monthly principal payments of
      $2,500 plus interest at prime plus 2% with the
      unpaid balance paid August 1, 1996                                $     --   $453,439

Second mortgage secured by land building, equipment
      and accounts receivable. Monthly principal
      payments of $1,789 plus interest at prime plus 1%
      with the unpaid balance paid August 1, 1996                             --    196,048

Capital lease obligations resulting from
      acquisition of equipment, with a cost totaling
      $213,130 at December 31, 1996 and June 30, 1996,
      capitalized from three to five years                               131,488    151,287
                                                                        --------   --------
                                                                         131,488    800,774
           Less current portion                                           37,716    685,211
                                                                        --------   --------
                                                                        $ 93,772   $115,563
                                                                        ========   ========

The prime rate was 8.25% at June 30, 1996.

Interest payment on debt totaled $5,162 and $21,441 for the three months ended and six months periods December 31, 1996 and $22,450 and $44,217 for the same periods of the preceding year.

During the fiscal 1997 the Company acquired no additional equipment under capital lease agreements.

Future minimum lease payments under capital lease obligations at December 31, 1996 are: 1997 - $26,438; 1998 - $50,833; 1999 - $50,833; 2000 - $37,427 and
2001 - $3,543.

In August 1996, the Company paid-in-full its first and second mortgages on its Florida research and manufacturing facility upon the maturity of these obligations.

                         VIRAGEN, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT - CONTINUED
                               DECEMBER 31, 1996


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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion data and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K, as amended if applicable, and Annual Reports to the Stockholders.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses totaled $2,043,800 and $1,189,559 for the six month periods ended December 31, 1996 and December 31, 1995, respectively.

Working capital totaled approximately $21,236,000 at December 31, 1996, an increase of $2,970,000 from the year end balance. This increase was due to the issuance of 5,000 shares of Cumulative Convertible Preferred Stock, Series C, for $5,000,000 in December 1996, and the exercise of Common Stock Purchase Warrants of the Company and its majority owned subsidiary, Viragen (Europe) Ltd. with such increases being offset by operational losses of $2,043,800.

In June 1996, the Company entered into a Securities Purchase Agreement (the "Series B Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Series B Purchaser") pursuant to which the Series B Purchaser acquired 15,000 shares of the Company's then newly established 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15,000,000.

Under the terms of the Series B Preferred Stock, the Series B Purchaser is entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7, 1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Series B Purchaser has the right to convert the Series B preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the close date, until the related Registration Statement is declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The final conversion rate is 76.8% of the average market price. The Company also has a right to require the Series B Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 180 days following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock does not carry any voting rights except as required under the Delaware General Corporation Law. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, and in 1996, was restated to reflect embedded dividends arising from discounted conversion terms on the Convertible Preferred Stock, Series B.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In December 1996, the Company issued 5,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") in consideration for $5,000,000. The purchases were made by Strome Hedgecap Limited, Strome Offshore Limited, Strome Partners, L.P. and Strome Susskind Hedgecap, L.P. (collectively the "Series C Purchasers"), pursuant to separate Securities Purchase Agreements. In addition, warrants to purchase an aggregate of 214,593 shares of Common Stock, exercisable at $2.00 per share on or prior to December 9, 1999, were issued to the Series C Purchasers.

The Series C Purchases may convert up to 25% of the Series C Preferred Stock into Common Stock of the Company on or after 10 days from the date the registration statement registering the underlying shares is deemed effective by the Securities and Exchange Commission thereafter 25% may be converted on or after the 30th, 60th and 90th day on a cumulative basis. The Preferred Stock is convertible into a number of Common Shares determined by dividing the stated value of the Preferred Stock ($1,000 per share) by the closing price of the Company's Common Stock over the five day period preceding notice of conversion ("conversion price"). The conversion price may not be less than $3.46 nor more than $7.00. In the event the conversion price falls below $3.46, the difference between $3.46 and the conversion price will be paid to the holder in cash. Any shares of Series C Preferred Stock which are outstanding on December 5, 1997 will be automatically converted into shares of Common Stock based on the conversion price at such time completed in accordance with the above procedures.

In February 1997, the Company issued 15,000 shares of its 6% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to P.R.I.F., L.P. in consideration for $15,000,000. The funds and the certificates representing the Series D Preferred Stock have been placed in escrow pending approval by the stockholders of the Company at the Annual Meeting of Stockholders scheduled for February 28, 1997, of the proposed Amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Stock shares from fifty million to seventy five million shares. The Company has also placed in escrow a commitment fee of $300,000 which would be paid to P.R.I.F., L.P. in the event authorization is not obtained by the specified date.

The Series D Preferred Stock is convertible into a number of shares of Common Stock of the Company determined by dividing the five day trading average price of the Company's Common Stock prior to conversion, discounted by 18%, into the stated value of the Preferred Shares being converted.

In connection with the issuance of the Series D Preferred Stock, the Company also issued 375,000 Common Stock Purchase warrants, exercisable at $6.00 per share, such exercise price being adjustable downward if the Company raises additional capital through the issuance of equity securities within 180 days of the closing of the of the Series D financing.

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

The construction and equipping of the Company's Scottish laboratory and production facility is expected to be completed during the first half of calendar 1997. Estimated costs to complete the facilities, including equipment, total approximately $3,400,000.

While subject to significant limitations, the Company at December 31, 1996 has available net tax operating loss carryforwards of approximately $19,000,000 expiring between 1996 and 2010, which may be used to offset taxable income, if any, during those periods.

It is the Company's policy to invest its temporarily idle cash exclusively in U.S. Treasury and Agency Securities which are relatively liquid, providing market rates of return that are not intended to speculate in interest rate movements. Depending upon short-term capital requirements, a portion of the portfolio is held in a Money-Market Fund which invests exclusively in U.S. Government obligations.

Management believes that the Company's Omniferon product currently under development can be manufactured in significant quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research projects, the establishment of a research and manufacturing facility in Scotland and the commencement of EU clinical trials. In addition, the Company expects to be able to draw upon its remaining $15 million in financing available through the issuance of additional Convertible Preferred Stock by April 1997 under its June financing agreement or similar amounts from other investor groups during the same period. The additional funding raised will be used to supplement funding of EU clinical trials as needed, commence clinical trial studies in the U.S. of its Omniferon product, the establishment of one or more domestic production facilities, the possible

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - CONTINUED

acquisition of one or more business complimentary to the Company's operations and for general working capital.

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

Losses from operations have been incurred since inception and totaled $1,189,559 and $2,043,800, for the three month period and six month period ended December 31, 1996, and $844,500 and $1,780,049 for the corresponding periods of the preceding year.

No sales revenues or cost of sales were recorded during the three months ended or six months ended December 31, 1996 with sales revenues of $98,092 and $202,317 being recorded during the same periods of the previous year. The termination of the revenues was due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

Research and development costs totaled $878,130 and $557,380 for the six month periods ended December 31, 1996 and 1995, respectively. This sharp increase was attributed to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product Omniferon(TM). These costs are expected to continue to significantly increase at least through the balance of fiscal 1997. The Company intends to continue its process development refinement efforts and work towards regulatory submissions, initially in the EU, to conduct clinical trials on the Company's Omniferon(TM) product. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality, production yields and

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED


manufacturing efficiencies. Components of the overall increase between the periods of $320,750 include increase of laboratory supplies expense of approximately $210,300 and the hiring of additional research personnel with salaries and related taxes and benefits. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increases in the level of research activities.

Selling and general administration expenses totaled $1,525,277 for the first half of fiscal 1997 compared to $978,344 for the same period of the preceding year. Components of this increase included an increase in administrative salaries with related taxes and benefits of approximately $239,400. Also, the fiscal 1997 figures reflect increased travel associated with the planning and establishment of the European production facility with related corporate development efforts in Europe.

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



                                       VIRAGEN, INC.



                                       By: /s/ Dennis W. Healey
                                          ------------------------------
                                          Dennis W. Healey
                                          Executive Vice President
                                          Principal Financial Officer



                                       By: /s/ Jose Ortega
                                          ------------------------------
                                          Jose Ortega
                                          Chief Accounting Officer




Dated: February 12, 1997