Form 10-Q
period 1997-03-31
VIRAGEN INC
filed 1997-05-20
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended - March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


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


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes           No
    ----         ----


APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 - 40,692,131 shares at May 12, 1997.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended March 31, 1997 and March 31, 1996 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1997 and March 31, 1996.

2)   Consolidated Condensed Balance Sheets as of March 31, 1997 and June 30,
     1996.

3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1997 and March 31, 1996.

4)   Notes to Consolidated Condensed Financial Statements as of March 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                  Nine Months Ended
                                                                  March 31,                          March 31,
                                                          1997                1996             1997              1996
                                                          ----                ----             ----              ----
INCOME
     Revenues                                         $         --       $     27,650     $         --      $      229,967
     Interest and other income                             361,271             32,853          859,170              74,918
                                                      ------------       ------------     ------------      --------------
                                                           361,271             60,503          859,170             304,885
COSTS AND EXPENSES
     Cost of goods sold                                         --             17,568               --             178,368
     Depreciation and amortization                          96,076             52,589          218,495             150,127
     Research and development costs                        561,427            301,123        1,439,557             858,503
     Selling, general and administrative
      expenses                                             840,434            981,530        2,365,711           1,959,874
     Directors & officers options granted                  218,750                             287,550             183,144
     Interest expense                                        4,818             24,586           21,578              71,811
                                                      ------------       ------------     ------------      --------------
                                                         1,721,505          1,377,396        4,332,891           3,401,827
                                                      ------------       ------------     ------------      --------------
     Loss before minority interest                      (1,360,234)        (1,316,893)      (3,473,721)         (3,096,942)

     Minority interest in loss of consolidated
        subsidiaries                                        71,875              6,427          141,562               6,427
                                                      ------------       ------------     ------------      --------------
NET LOSS                                                (1,288,359)        (1,310,466)      (3,332,159)         (3,090,515)
     Deduct required dividends on convertible
        preferred stock;
                Series A                                       663                863            1,988               2,588
                Series B (restated for 1996)               146,750                 --        4,121,898                  --
                Series C                                   350,693                 --          432,523                  --
                Series D                                 3,442,683                 --        3,442,683                  --
                Series E                                   478,309                 --          478,309                  --
                                                      ------------       ------------     ------------      --------------
LOSS ATTRIBUTABLE TO COMMON STOCK                     $ (5,707,457)      $ (1,311,329)    $(11,809,560)     $   (3,093,103)
                                                      ============       ============     ============      ==============

     LOSS PER COMMON SHARE,
       after deduction for required dividends on
       convertible preferred stocks                   $      (0.15)      $       (.04)    $      (0.31)     $         (.09)
                                                      ============       ============     ============      ==============

     Weighted average shares outstanding                38,867,643         36,418,422       38,430,023         35,813,679
                                                      ============       ============     ============      ==============


            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                       March 31,          June 30,
                                                                         1997             1996 (A)
                                                                     ------------       ------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $ 26,222,979       $ 19,449,059
   Short-term investments                                              11,494,180                 --
   Accounts and notes receivable, less allowance of
    $20,001 and $11,668 at March 31, 1997 and
    June 30, 1996, respectively                                             6,795             26,086
   Prepaid expenses                                                       150,214             87,765
   Due from employees                                                      57,466             97,340
   Other current assets                                                   490,231            104,269
                                                                     ------------       ------------
                  TOTAL CURRENT ASSETS                                 38,421,865         19,764,519

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                      1,195,635          1,195,209
   Equipment and furniture                                              1,805,553          1,647,762
   Construction in progress                                             2,420,202             21,811
                                                                     ------------       ------------
                                                                        5,421,390          2,864,782
   Less accumulated depreciation                                       (2,245,373)        (2,026,830)
                                                                     ------------       ------------
                                                                        3,176,017            837,952

DEPOSITS AND OTHER ASSETS                                                  62,231             14,955
                                                                     ------------       ------------
                                                                     $ 41,660,113       $ 20,617,426
                                                                     ============       ============


                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                     March 31,              June 30,
                                                                      1997                  1996 (A)
                                                                   -----------           -------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $    575,116          $     310,039
   Accrued expenses and other liabilities                                                      503,340
   Current portion of long-term debt                                                           685,211
                                                                   ------------          -------------
         TOTAL CURRENT LIABILITIES                                                           1,498,590

ROYALTIES PAYABLE                                                       107,886                107,866
LONG TERM DEBT, less current portion                                                           115,563
MINORITY INTEREST IN SUBSIDIARIES                                     2,025,305              1,620,222

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock,
     $1.00 par value.  Authorized 375,000 shares; issued and
     outstanding 2,650 shares.  Liquidation preference
     value:  $10 per share aggregating $26,500 at March 31,
     1996 and June 30, 1996                                               2,650                  2,650
   Convertible 5% Series B Cumulative preferred stock, $1.00
     par  value.  Authorized 15,000 shares; issued and
     outstanding 11,740 at March 31, 1997 and 15,000 shares
     at June 30, 1996                                                    11,740                 15,000
   Convertible Series C Cumulative preferred stock, $1.00
     par value.  Authorized 5,000 shares; issued and
     outstanding 5,000 shares.                                            5,000                     --
   Convertible 6% Series D Cumulative preferred stock, $1.00
     par value.  Authorized 15,000 shares; issued and
     outstanding 15,000 shares.                                          15,000                     --
   Convertible 5% Series E Cumulative preferred stock, $1.00
     par value. Authorized 15,000 shares; issued and outstanding
     5,000 shares.                                                        5,000                     --
   Common stock, $.01 par value Authorized 75,000,000 shares;
     issued and outstanding 39,566,911 at March 31, 1997 and
     37,896,072 at June 30, 1996                                        395,667                378,959
   Capital in excess of par value                                    63,107,701             38,618,391
   Deficit                                                          (25,793,987)           (21,782,872)
   Foreign currency transaction adjustment                              224,238                 43,057
                                                                   ------------          -------------
         TOTAL STOCKHOLDERS' EQUITY                                  37,973,099             17,275,185
                                                                   ------------          -------------
                                                                   $ 41,660,113           $ 20,617,426
                                                                   ============          =============


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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Nine Months Ended
                                                                            March 31,
                                                               ------------------------------------

                                                                     1997                  1996
                                                               --------------          ------------
OPERATING ACTIVITIES
     Net Loss                                                  $ (3,332,159)           $ (3,090,515)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                              218,495                 150,127
         Issuance of common stock options to officers               287,550                  10,000
         Consulting fees paid through issuance
             of stock warrants                                           --                 316,300
         Compensation expense on stock options                      162,750                 183,144
         Forgiveness of debt                                         12,500                      --
         Minority interest in loss of subsidiary                   (141,562)                 (6,426)
     Increase (decrease) relating to operating
       activities from:
         Accounts and notes receivable                               19,291                  16,302
         Inventory                                                       --                 211,200
         Prepaid expenses                                           (62,449)                 54,744
         Due from employees                                          39,874                      --
         Other current assets                                      (385,962)                 (8,014)
         Deposits and other assets                                  (47,276)                  2,442
         Accounts payable                                           265,077                (150,627)
         Accrued expenses and other liabilities                     189,190                 (84,042)
                                                               --------------          ------------
           Net cash used in operating activities                 (2,774,681)             (2,395,365)
                                                               --------------          ------------

INVESTING ACTIVITIES
     Purchase of short-term investments                         (11,494,180)                     --
     Additions to property, plant
          and equipment, net                                     (2,556,608)               (237,638)
                                                               --------------          ------------
           Net cash used in investing activities                (14,050,788)               (237,638)
                                                               --------------          ------------


                         VIRAGEN, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine Months Ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                 1997                       1996
                                                             -------------            ---------------

FINANCING ACTIVITIES

Payments on long-term debt                                     (678,487)                     (173,600)
Proceeds from borrowing                                         164,000                        82,401
Sales of warrants                                                   --                         40,750
Proceeds from exercise of options and warrants                  351,337                       131,252
Proceeds from subsidiary's sale of common stock, net                 --                     5,156,416
Cash acquired through reverse acquisition of Sector
     Associates, Ltd.                                                --                       918,253
Proceeds from exercise of subsidiaries' options and
     warrants                                                 1,206,575                            --
Proceeds from sale of Series C preferred stock, net           4,179,078                            --
Proceeds from sale of Series D preferred stock, net          14,072,402                            --
Proceeds from sale of Series E preferred stock, net           4,688,605                            --
Payments of dividends on preferred stock                       (565,350)                           --
                                                            -----------               ---------------

Net cash provided by financing activities                    23,418,160                     6,155,472
Effect of exchange rate fluctuations on cash                    181,229                        16,200
                                                            -----------               ---------------

Increase in cash                                              6,773,920                     3,538,669

Cash and cash equivalents at beginning of period             19,449,059                     1,904,687
                                                            -----------               ---------------

Cash and cash equivalents at end of period                  $26,222,979               $     5,443,356
                                                            ===========               ===============


                         VIRAGEN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



NOTE A - ORGANIZATION AND CONSOLIDATION

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

Certain reclassifications have been made to the fiscal 1996 Financial Statements to conform to the March 31, 1997 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

The financial summaries for the three months ended and nine months ended March 31, 1997 and March 31, 1996 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1997.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997


NOTE C - CAPITAL STOCK

Shares of the Company's common stock reserved at March 31, 1997 and June 30, 1996 for possible future issuance are as follows:

                                                    March 31,       June 30,
                                                      1997            1996
                                                   ---------       ---------
         Convertible preferred stock, Series A        11,289          11,289
         Convertible preferred stock, Series B     4,266,661       3,000,000
         Convertible preferred stock, Series C     1,445,090              --
         Convertible preferred stock, Series D     7,500,000              --
         Convertible preferred stock, Series E     3,000,000              --
         Warrants - consultants                      382,500         924,729
         Employee option plans                       345,500         500,000
         Officers and directors                    7,000,000       4,385,000
         Warrants - private placement              1,221,414         633,821
                                                  ----------       ---------
                                                  25,172,454       9,454,839
                                                  ==========       =========


On May 15, 1995, as amended in September 1995, the Company adopted its 1995 Stock Option Plan under which 4,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code.

Through March 31, 1997, 3,996,500 options have been granted pursuant to the 1995 Stock Option Plan.

During the nine months ended March 31, 1997, 250,000 and 42,229 warrants issued to financial consultants having exercise prices of $1.00 and $.60 per share, respectively and 2,000 warrants issued in connection with the Company's August 1994 Private Placement offering with an exercise price of $.52 per share were exercised into common stock of the Company. Also during the nine month period, employees including one officer, exercised 199,000 options at exercise prices ranging from $.30 to $.94 per share. The Company also issued 2,000 options to an employee with an exercise price of $3.69 per share which vest over a two year period.

On February 28, 1997, the Company adopted its 1997 Stock Option Plan under which 3,000,000 shares of Common Stock were reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning Section 422 of the Internal Revenue Code. During the third quarter, options to purchase 1,750,000 shares at $3.22 per share (market at date of grant) were issued to officers and directors of the Company.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997


NOTE D - LONG TERM DEBT

Long-term debt at March 31, 1997 and June 30, 1996 is as follows:

                                                                        March 31, 1997     June 30, 1996
                                                                        --------------     -------------
First mortgage note secured by land, building and equipment with a net book value of and $837,952 at June 30, 1996. Monthly principal payments of $2,500 plus interest at prime plus 2%
      with the unpaid balance paid August 1, 1996                         $   ---            $ 453,439

Second mortgage secured by land building, equipment and accounts receivable. Monthly principal payments of $1,789 plus interest
      at prime plus 1% with the unpaid balance paid August 1, 1996            ---              196,048

Capital lease obligations resulting from acquisition of equipment, with a cost totaling $213,130 at March 31, 1997 and
      June 30, 1996, capitalized from three to five years                   122,287            151,287

Loan from Scottish regional development authority of $164,000.
      Amortizable over 25 years with quarterly payments
      including interest at 9.65%                                           164,000               --
                                                                          ---------          ---------
                                                                            286,287            800,774
                  Less current portion                                       40,974            685,211
                                                                          ---------          ---------
                                                                          $ 245,313          $ 115,563
                                                                          =========          =========



The prime rate was 8.5% at March 31, 1997 and 8.25% at June 30, 1996.

Interest payment on debt totaled $4,217 and $25,658 for the three months ended and nine months periods March 31, 1997 and $24,586 and $71,811 for the same periods of the preceding year.

During fiscal 1997 the Company acquired no additional equipment under capital lease agreements.

Future minimum lease payments under capital lease obligations at March 31, 1997 are: 1997 - $12,708; 1998 - $50,833; 1999 - $50,833; 2000 - $37,427 and 2001
$3,543.

In August 1996, the Company paid-in-full its first and second mortgages on its Florida research and manufacturing facility upon the maturity of these obligations.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operational losses and operated with a negative cash flow since its inception in December, 1980. Losses totaled $3,332,159 and $3,090,515 for the nine month periods ended March 31, 1997 and March 31, 1996, respectively.

Working capital totaled approximately $37,100,000 at March 31, 1997, an increase of $18,800,000 from the year end balance. This increase was due to the issuance of 5,000 shares of Cumulative Convertible Preferred Stock, Series C, for $5,000,000 in December 1996, 15,000 shares and 5,000 shares of Cumulative Preferred Stock, Series D and Series E, for $15,000,000 and $5,000,000, respectively in February 1997, and the exercise of Common Stock Purchase Warrants of the Company and its majority owned subsidiary, Viragen (Europe) Ltd. with such increases being offset by operational losses of approximately $3,332,000 and increases in plant and equipment of approximately $2,557,000 during the period.

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

In February 1997, the Company issued 15,000 shares of its 6% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to P.R.I.F., L.P. in consideration for $15,000,000. The funds and the certificates representing the Series D Preferred Stock were placed in escrow pending approval by the stockholders of the Company at the Annual Meeting of Stockholders which approval was obtained on February 28, 1997. In connection with this offering, the shareholders approved an Amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Stock shares from fifty million to seventy five million shares. The Company had also placed in escrow a commitment fee of $300,000 which would be paid to P.R.I.F., L.P. in the event authorization is not obtained by the specified date. Such authorization was obtained and the commitment fee was returned to the Company.

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

In February 1997, the Company issued 5,000 shares of its 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration for $5,000,000. Dividends on the Series E Preferred Stock accrue from the date of issuance and are payable quarterly commencing April 1, 1997 and may be paid in cash or, at the Company's option and certain other conditions, in shares of Common Stock of the Company. Upon liquidation, dissolution or winding-up of the Company, no distribution may be made to the holder of shares of capital stock ranking junior to the Series E Preferred Stock unless, prior thereto, the holder of the Series E Preferred Stock shall have received $1,000 per share plus accrued dividends.

The Series E Preferred Stock is convertible into shares of Common Stock of the Company commencing May 11, 1997 at a conversion price of the lesser of (i) the Average Market Price for the five trading days prior to the Notice of Conversion multiplied by 85%, subject to adjustment, or (ii) $7.00, subject to adjustment.

The Series E Preferred Stock Securities Purchase Agreement provides that the Company is obligated to obtain shareholder approval of the Series E issuance pursuant to the NASD Rule 4460(i). Such Special Shareholder Meeting to obtain approval of the Series D and Series E issuances is scheduled for June 20, 1997.

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

While subject to significant limitations, the Company at March 31, 1997 has available net tax operating loss carryforwards of approximately $20,000,000 expiring between 1997 and 2010, which may be used to offset taxable income, if any, during those periods.

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

Management believes that the Company's OMNIFERON product currently under development can be manufactured in significant quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research projects, the establishment of a research and manufacturing facility in Scotland and the commencement of EU clinical trials. In addition, the Company expects to be able to draw upon its remaining $15 million in financing available through the issuance of additional Convertible Preferred Stock in April 1997 under its June financing agreement or similar amounts from other investor groups during the same period. The additional funding raised will be used to supplement funding of EU clinical trials as needed, commence clinical trial studies in the U.S. of its OMNIFERON product, the establishment of one or more domestic production facilities, the possible

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

acquisition of one or more business complimentary to the Company's operations and for general working capital.

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

Following the final shipments of Product under 499 Program in March 1996, the Company has no approved source of sales revenue until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European Union authorities. Such approvals cannot be assured and are subject to successful completion of lengthy clinical trials and the Company's ability to raise significant additional capital to fund completion of such trials.

Losses from operations have been incurred since inception and totaled $1,288,359 and $3,332,159, for the three month periods and nine month periods ended March 31, 1997 $1,310,466 and $3,090,515 for the corresponding periods of the preceding year.

No sales revenues or cost of sales were recorded during the three months ended or nine months ended March 31, 1997 with sales revenues of $27,650 and $229,967 being recorded during the same periods of the previous year. The termination of the revenues was due to patients previously enrolled under the 499 Program completing their course of treatment coupled with the discontinuance of new enrollments as discussed above.

Research and development costs totaled $1,439,557 and $858,503 for the nine month periods ended March 31, 1997 and 1996, respectively. This sharp increase was attributed to expanded research efforts associated with the Company's newly developed Natural Interferon (alpha) product OMNIFERON(TM). These costs are expected to continue to significantly increase at least through the balance of fiscal 1997. The Company intends to continue its process development refinement efforts and work towards regulatory submissions, initially in the EU, to conduct clinical trials on the Company's OMNIFERON(TM) product. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality, production yields and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued


manufacturing efficiencies. Components of the overall increase between the periods of $581,054 include increase of laboratory supplies expense of approximately $326,400 and the hiring of additional research personnel with salaries and related taxes and benefits. The increases also reflect an increase in consulting fees, travel and equipment rentals associated with the overall increases in the level of research activities.

Selling and general administration expenses totaled $2,365,711 for the first nine months of fiscal 1997 compared to $1,959,874 for the same period of the preceding year. Components of this increase included an increase in administrative salaries with related taxes and benefits of approximately $220,600. Also, the fiscal 1997 figures reflect increased travel associated with the planning and establishment of the European production facility with related corporate development efforts in Europe.

PART II - OTHER INFORMATION



Item 4.  Results of Votes of Security Holders

On February 28, 1997, the Company held a shareholders meeting in Davie, Florida to note on: (i) the election of directors, (ii) proposal to adopt the 1997 Stock Option Plan, (iii) increase in the number of authorized shares from 50 million to 76 million and (iv) ratification of the appointment of independent auditors. With 74.1% of the outstanding shares voting either by proxy or in person, the proposals passed with the following votes:


Names of Directors                  For             Against       Abstain     No Votes
------------------                  ---             -------       -------     --------
Gerald Smith                        27,723,126       276,336                   10,007,839
Robert H. Zeiger                    27,720,999       280,590                   10,007,839
Dennis W. Healey                    27,723,839       274,910                   10,007,839
Charles F. Fistel                   27,723,015       276,558                   10,007,839
Peter D. Fischbein                  27,724,159       274,270                   10,007,839
Sidney Dworkin                      27,718,586       285,416                   10,007,839
Jay M. Haft                         27,726,299       269,990                   10,007,839
William B. Saeger                   27,726,255       270,078                   10,007,839
Fred D. Hirt                        27,724,853       272,882                   10,007,839

Proposed to adopt the 1997
  Stock Option Plan                 14,092,545       919,188        109,366    23,531,903
Proposed to increase the number
  of authorized shares from
  50 million to 76 million          26,326,919     1,028,445         66,096    11,231,542
Proposed to ratify the appointment
  of independent auditors           28,339,956       146,206         82,641    10,084,199



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)    Statement re:  computation of per share earnings

              (27)    Financial Data Schedule (for SEC use only)


         (b)  Reports on Form 8-K


              (i)    Current Report on Form 8-K dated February 19, 1997
                     Re: Issuance of Series C and Series D Convertible Preferred Stock

              (ii)   Current Report on Form 8-K dated March 7, 1997
                     Re:  Issuance of Series E Convertible Preferred Stock

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



                                             VIRAGEN, INC.



                                             By: /s/ Dennis W. Healey
                                                 ----------------------------
                                                 Dennis W. Healey
                                                 Executive Vice President
                                                 Principal Financial Officer



                                             By: /s/ Jose Ortega
                                                 ----------------------------
                                                 Jose Ortega
                                                 Chief Accounting Officer




Dated: April 19, 1997