Form 10-Q/A
period 1997-03-31
VIRAGEN INC
filed 1997-05-23
CIK 353482

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
                                                                     ============       ============


                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                     March 31,              June 30,
                                                                      1997                  1996 (A)
                                                                   -----------           -------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $    575,116          $     310,039
   Accrued expenses and other liabilities                               692,530                503,340
   Current portion of long-term debt                                     40,974                685,211
                                                                   ------------          -------------
         TOTAL CURRENT LIABILITIES                                    1,308,620              1,498,590

ROYALTIES PAYABLE                                                       107,866                107,866
LONG TERM DEBT, less current portion                                    245,313                115,563
MINORITY INTEREST IN SUBSIDIARIES                                     2,025,305              1,620,222

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock,
     $1.00 par value.  Authorized 375,000 shares; issued and
     outstanding 2,650 shares.  Liquidation preference
     value:  $10 per share aggregating $26,500 at March 31,
     1996 and June 30, 1996                                               2,650                  2,650
   Convertible 5% Series B Cumulative preferred stock, $1.00
     par  value.  Authorized 15,000 shares; issued and
     outstanding 11,740 at March 31, 1997 and 15,000 shares
     at June 30, 1996                                                    11,740                 15,000
   Convertible Series C preferred stock, $1.00
     par value.  Authorized 5,000 shares; issued and
     outstanding 5,000 shares.                                            5,000                     --
   Convertible 6% Series D Cumulative preferred stock, $1.00
     par value.  Authorized 15,000 shares; issued and
     outstanding 15,000 shares.                                          15,000                     --
   Convertible 5% Series E Cumulative preferred stock, $1.00
     par value. Authorized 5,000 shares; issued and outstanding
     5,000 shares.                                                        5,000                     --
   Common stock, $.01 par value Authorized 75,000,000 shares;
     issued and outstanding 39,566,911 at March 31, 1997 and
     37,896,072 at June 30, 1996                                        395,667                378,959
   Capital in excess of par value                                    63,107,701             38,618,391
   Deficit                                                          (25,793,987)           (21,782,872)
   Foreign currency translation adjustment                              224,238                 43,057
                                                                   ------------          -------------
         TOTAL STOCKHOLDERS' EQUITY                                  37,973,009             17,275,185
                                                                   ------------          -------------
                                                                   $ 41,660,113           $ 20,617,426
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


NOTE E - FOREIGN CURRENCY TRANSLATION

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

Losses from operations have been incurred since inception and totaled $1,288,359 and $3,332,159, for the three month periods and nine month periods ended March 31, 1997, and $1,310,466 and $3,090,515 for the corresponding periods of the preceding year.

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

PART II - OTHER INFORMATION



Item 4.  Results of Votes of Security Holders

On February 28, 1997, the Company held a shareholders meeting in Davie, Florida to vote on: (i) the election of directors, (ii) proposal to adopt the 1997 Stock Option Plan, (iii) increase in the number of authorized shares from 50 million to 76 million and (iv) ratification of the appointment of independent auditors. With 74.1% of the outstanding shares voting either by proxy or in person, the proposals passed with the following votes:


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




Dated: May 20, 1997