Form 10-K
period 1997-06-30
VIRAGEN INC
filed 1997-10-02
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________ to ___________
                         Commission file number 0-10252

                                  VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                59-2101668
(State or other jurisdiction of                               (I.R.S. Employer
incorporated or organization)                                Identification No.)

865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA                  33324
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (954) 233-8746
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 18, 1997 was approximately $108,955,000

         As of September 18, 1997, the Company had outstanding 48,441,127 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registration Statement on form S-3, File No. 333-25187, dated April 21, 1997 - Part IV, Exhibits.

                         VIRAGEN, INC. AND SUBSIDIARIES


                       INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1997

                                     PART I

                                                                              PAGE

Item 1.    Business..........................................................   1



Item 2.    Properties........................................................  10



Item 3.    Legal Proceedings.................................................  11



Item 4.    Submission of Matters to a Vote of Security Holders...............  11


                                     PART II



Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters.......................................  11



Item 6.    Selected Financial Data...........................................  13


Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  13



Item 8.    Financial Statements and Supplementary Data.......................  19


Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........................................  19


                                    PART III



Item 10.    Directors and Executive Officers of the Registrant...............  19



Item 11.    Executive Compensation and Employment Agreements.................  22



Item 12.    Security Ownership of Certain Beneficial Owners and Management...  27



Item 13.    Certain Relationships and Related Transactions...................  29


                                     PART IV



Item 14.    Exhibits and Reports on Form 8-K...................................31


                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

         Viragen, Inc., (the "Company" or "Viragen") was organized in December 1980 to engage in the research, development and manufacture of certain immunological products for commercial application, particularly human leukocyte interferon, for antiviral and therapeutic applications.

         Viragen, Inc. has five subsidiaries: Viragen (Europe), Ltd. ("VEL"), Vira-Tech, Inc. ("Vira-Tech"), Viragen Technology, Inc. ("Viragen Technology"), Viragen, U.S.A., Inc. ("VUSA") and Viragen Reagents, Inc. ("Viragen Reagents"). VEL is a majority-owned publicly-traded subsidiary of which Viragen holds 70.3% of the outstanding Common Stock. VEL (NASDAQ Small Cap: "VERP"), owns all of the Common Stock of Viragen (Scotland) Limited, a Scottish private company ("VSL"). Viragen, VEL, Vira-Tech, Viragen Technology, VUSA, VSL and Viragen Reagents are hereinafter referred to collectively as the "Company," unless the context otherwise requires.

         The Company's product is multi-species, natural, human leukocyte-derived alpha interferon ("Natural Interferon"). Natural Interferon is a protein substance that stimulates and modulates the human immune system inhibiting malignant cell growth without materially interfering with normal cells. In addition, Natural Interferon impedes the growth and propagation of various viruses. The Company has developed two variations of its Natural Interferon. Alpha Leukoferon(TM), its original product, and Omniferon(TM), currently under development, are the trade names of the Company's products in injectable form (referred to hereafter as a "Product" or collectively as the "Products"). Neither of the Company's Products have been approved by the United States Food and Drug Administration ("FDA") nor the European Union ("EU") regulatory authorities and there can be no assurance that such approvals will be obtained at any time in the future.

         The Company intends to obtain FDA and EU approvals for various uses of its Omniferon product in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. To date, Viragen has not distributed either Product other than Alpha Leukoferon for research purposes pursuant to a limited Florida investigatory license and protocol which was discontinued in March 1996 (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes under an HIV/AIDS study protocol conducted at no charge to patients). Viragen expects to concentrate its efforts in preparing, filing and processing its applications and obtaining approvals for Omniferon from the FDA and the EU. The Company has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist the Company in its applications to the FDA and the EU.

         The Company's majority-owned subsidiary, Viragen (Europe) Ltd., acting through its wholly-owned subsidiary Viragen (Scotland) Ltd., entered into a License and Manufacturing Agreement with The Common Services Agency of Scotland (the "Agency") an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS"). Pursuant to such Licensing and Manufacturing Agreement, SNBTS on behalf of VSL, will assist in the manufacture of VSL's Omniferon product for exclusive distribution within the EU and non-exclusively worldwide in return for certain royalties and preferential access to the Product for Scottish Agency patients at preferential prices. The Agency has committed to assist in the manufacture of Omniferon in sufficient scale to accommodate the EU clinical trials and, subsequently, for commercial sales in amounts to be agreed upon by the parties. The Agency will also work with the Company in conducting studies relevant to Omniferon and cooperate with the Company to enable it to comply with the laws and regulations of the EU in connection with production, clinical trials and distribution of Omniferon.

RECENT DEVELOPMENTS

         Between June 1996 and February 1997, the Company raised gross proceeds of $40 million through a series of four private placements to institutional investors under the provisions of Regulation D. The funds were raised through the issuance of: 5% Series B - $15 million; Series C - $5 million; 6% Series D - $15 million and 5% Series E - $5 million, cumulative preferred convertible stock issuances. Each preferred stock series provided for the conversion of the outstanding principal into common stock of the Company at a discount (except Series C) from the prevailing market price of the Company's common stock.

         During July and August of 1997, the terms of the four series of preferred stock were modified in order to eliminate or otherwise restrict the timing or number of conversions of the preferred stock into common stock over a given period. This restructuring was initiated in order to mitigate concerns regarding the "overhang" of the Company's common stock represented by the potential conversion of the outstanding series of preferred stock under their original terms.

         In July 1997, the unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,240. The Note bears interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note may be prepaid without penalty and is not convertible into common stock of the Company.

         Also in July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their remaining 974 shares ($1,000 stated value per share) over a two month period. The modified conversion price was the lower of (i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. This agreement also contains a "floor" provision which provides that if the fair market value of the Company's common stock is below $3.46 per share at the date of conversion, the Company will convert at $3.46 and pay the difference between the floor ($3.46 per share) and the conversion price in cash to the holders of the Series C Preferred
Stock. As part of the July 1997 modification, the conversion price can not exceed $2.20 per share despite the trading value of the Common Stock at conversion.


         In September 1997, the Company concluded two Exchange Agreements whereby the terms of the Series D Preferred Stock and Series E Preferred Stock were modified with the remaining unconverted shares of Series D (7,950 Preferred Shares with a stated value of $1,000 per share) and Series E (4,000 Preferred Shares with a stated value of $1,000 per share) being exchanged for a like number of Series F and Series G Preferred Shares, respectively.

         The Series F Preferred Stock provides for a limitation on the holder limiting conversion during any two week period to 800 shares ($800,000). The terms also provide the Company with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock.

         Terms of the Series G Preferred Stock provide that commencing in September 1997, the holder is limited to converting 667 shares ($667,000) per month over a 6 month period. The provisions further provide that the Company will be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the preceding calendar month. In addition, the holder is restricted from converting into common stock if the market price of the Company's common stock is less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes have been made in the substantive terms from the previously issued Series E Preferred Stock.

         In June 1996, the Company entered into a Letter of Intent with the American Red Cross - Biomedical Services Division. The Company is currently negotiating the terms of the agreement, establishing the scope of the relationship and respective obligations of the parties.

         In June 1995, the Company organized a wholly-owned subsidiary, Viragen Technology in order to facilitate the Company's marketing and technology transfers in support of the contemplated distribution of Omniferon on a worldwide basis. In July 1995, the Company and its existing wholly-owned subsidiary, Vira-Tech, Inc., assigned all of its proprietary rights, products and technologies relating to the manufacture of human leukocyte interferon to Viragen Technology. Concurrent with this transaction, Viragen Technology licensed to VSL the right to manufacture and distribute Omniferon in those countries comprising the European Union on an exclusive basis and on a non-exclusive basis for other parts of the world except the United States and its territories. Pursuant to the terms of the Agreement, VSL is obligated to pay an annual royalty payment equal to the greater of (i) $2,000,000 or (ii) 10% of VSL's gross revenues until such time as total royalty payments of $18 million has been paid to VTI. Once the $18 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 8% of VSL's gross revenues until such time as total royalty payment of $25 million has been paid to VTI. Once the $25 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 5% of VSL's gross revenues thereafter. The initial term of the license agreement is for fifteen years and automatically renews for 2 successive fifteen year periods. In September 1997, VTI and VSL mutually agreed to extend the technology transfer completion dates. Accordingly, the Agreement was modified such that the $2,000,000 Initial Royalty Prepayment paid to Viragen in June 1997 would represent the contractual prepayment for the one year period commencing
November 1, 1997. The Agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, which is not anticipated, the Initial Royalty Prepayment would be refunded to VSL.

         In July 1995, the Company and VSL entered into a License and Manufacturing Agreement with the Common Services Agency on behalf of the National Blood Service in Scotland. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity and expertise to participate in the manufacture the Company's Omniferon product, as well as providing a reliable source of human leukocytes, a critical component in the manufacture of Omniferon. The Agency is also providing the Company, on a fee basis, with certain administrative and regulatory support in connection with the Company's various regulatory filings associated with planned EU clinical trials.

OPERATIONS

         Viragen initially obtained approval for use of Alpha Leukoferon through approved investigational protocols in 1983 under Florida Statute 402.36 (Cancer Therapeutic Act), the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018 (the "499 Program"), was amended to include the Company's protocols and Florida Statute 402.36 was repealed. In 1986, the Company received approval from the Florida HRS under the 499 Program, to distribute Alpha Leukoferon under specific investigative clinical study protocols through hospitals, pharmacies and Florida licensed physicians for the treatment of patients within the State of Florida. The Company subsequently received State of Florida regulatory approval for the investigational use of Alpha Leukoferon in the treatment of Multiple Sclerosis ("MS"), HIV/AIDS, AIDS Related Complex, AIDS/Kaposi Sarcoma, 32 types of cancers, hepatitis and certain other viral diseases. During fiscal 1997, the Company provided Alpha Leukoferon under the 499 Program on a no-charge basis for the treatment of HIV/AIDS. In December 1994, the Company discontinued enrollment of new patients in its Multiple Sclerosis Study 499 Program. In August 1995, the Company negotiated an agreement with the Florida Department of Health and Rehabilitative Services ("HRS") which provided for the elimination of the enrollment of new patients in its existing 499 Program (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes including the Company's HIV/AIDS study conducted at no charge to patients), the continued participation by previously enrolled patients in the 499 Program and resolution of other issues. The Company believes, while there can be no assurance as to future regulatory approvals, if any, the discontinuation of the Company 499 Program could facilitate efforts in obtaining FDA and EU approvals based on management's concern that the continuation of the 499 Program, which involved the ongoing distribution of the Alpha Leukoferon and receipt of limited revenues, was an impediment to obtaining such approvals. All other previously approved indications and protocols for the use of Alpha Leukoferon are inactive.

         The Company will require additional financing to engage in and complete clinical trials for the purpose of obtaining FDA and EU approvals for Omniferon. Clinical testing toward FDA and EU approval is an expensive process which is expected to take several years to accomplish with no assurance such approvals will eventually be obtained.

THE PRODUCT

         The Company derives its Omniferon from human white cells (leukocytes). Natural Interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interfers" with viral growth. Natural Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

         There are two basic types of interferon, differentiated primarily by their method of manufacture and resultant composition. The first, as produced by the Company, is multi-species, natural, human leukocyte-derived alpha interferon produced by cultivated human white blood cells, which are stimulated by the introduction of a harmless agent. This process induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second, recombinant interferon (alpha or beta), is a genetically engineered synthetic interferon generally produced from a single human gene in bacterial cells by recombinant DNA techniques ("Synthetic Interferon").

         Clinical studies suggest that there may be significant therapeutic differences between the use of Natural Interferon and synthetic interferon. The Company is advised that studies have found that treatment with synthetic interferon in certain cases may cause an immunological response ("the production by the human immune system of neutralizing and/or binding antibodies") that reduces the effectiveness of the treatment or which may cause adverse side effects. The Company believes that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to biological differences, the side effects of treatment with Natural Interferon, in certain instances, may be less severe than with Synthetic Interferon.

THE INDUSTRY

         Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like the Company were working to solve the problem of high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received FDA approval to produce and market their respective recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer. See "Regulation" and "Competition" below.

After the emergence of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished due primarily to the high cost of production, and most clinical studies thereafter utilized the synthetic product.

         Hoffman-LaRoche, Inc., and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products. In 1993 Chiron Corp. received FDA approval of BetaSeron(TM), its recombinant beta interferon for the treatment of relapsing/remitting MS. In 1996, Biogen, Inc. received FDA approval for Avonex(TM) its recombinant beta interferon for relapsing/remitting MS. In 1997, Teva Pharmaceuticals received FDA approval of its peptide chemical compound, Copaxne(TM), for relapsing/remitting MS. In addition to the manufacturers of synthetic interferon, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received FDA approval in 1989 to sell, in injectable form, Alferon(TM) their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials and attempt to market their product for the approved indication.

APPLICATIONS OF INTERFERON

         Multiple Sclerosis

         In 1988, following regulatory approval for use of the Company's product by HRS for the treatment of multiple sclerosis, the Company, entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of the Product and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive MS.

         The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of the Company's Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract was published in the Annuals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and the Company appearing in the Journal of International Medical Research in 1996.

         HIV/AIDS

         In July 1990, the Company received approval from the Florida HRS for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. This Product had been previously approved for treatment of patients, who were eligible Florida residents, with HIV/AIDS, AIDS Related Complex and AIDS/Kaposi Sarcoma. In September 1993, the Company initiated distribution on a limited basis of its Product under this protocol. However, in December 1994, HRS informed the Company that no new patients may be enrolled under the 499 Program, including those patients with HIV/AIDS, ARC and Kaposi's Sarcoma, until the Company has satisfied HRS regarding compliance with FDA promulgated current Good Manufacturing Practice ("GMP") requirements. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

         In March 1996, the Company in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida, of Viragen's natural human alpha interferon product, Alpha Leukoferon for the treatment of HIV/AIDS in hemophiliacs. The Company entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to the Company $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, pursuant to which 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. As yet the Company has not yet received the results of the study including the patient follow-up period.

MANUFACTURE OF INTERFERON

         Human white blood cells (leukocytes) and a stimulating agent, raw materials which are readily available to the Company, are needed to produce human interferon. An FDA approved stimulating agent, which is harmless to humans, is introduced into the white blood cell which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. The Company's Natural Interferon was distributed in Florida under the 499 Program under the name Alpha Leukoferon. The Company discontinued its production of Alpha Leukoferon in January 1995. The Company's new Natural Interferon product, Omniferon, is currently at its final development stage and the Company intends to submit animal safety and preclinical studies to the EU regulatory authorities to begin human clinical testing.

         Production methods developed by Company, as well as enhanced methods currently under development (see "Research and Development", below) could serve to reduce the Company's costs of production and, therefore, the market price. There can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and product improvement anticipated by management.

         The Company discontinued production of Alpha Leukoferon in January 1995. Subsequently, the Company received notice from the HRS concerning cGMP deficiencies as noted by the FDA in its Form 483 report relating to the production of Alpha Leukoferon. In July 1995, the Company discontinued enrollment of new patients in the 499 Program. In August 1995, the Company reached an agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes, including the Company HIV/AIDS study), and resolution of all other issues.

RESEARCH DEVELOPMENT

         The entire process of research, development and FDA and/or EU approvals (if obtained), of a new pharmaceutical takes several years and requires substantial funding. The Company is not currently engaged in any FDA or EU clinical trials and, while proposed for the future, completion of such studies is dependent upon obtaining significant additional funding. The Company's present focus is the continued research and development of Omniferon for the treatment of Hepatitis B and C, Multiple Sclerosis, herpes and HIV/AIDS.

         In 1991, the Company, due to its then absence of available funds, suspended its research and development activities. In 1993, following receipt of new equity financing and the election of new management, the Company personnel recommenced limited research efforts focusing on improving production techniques. Following receipt of additional funding from private placement offerings which were completed in August and December 1994, respectively, research efforts and related costs increased and can be expected to continue to increase as the Company continues its development of Omniferon. Research and development costs totaled $2,168,914, $1,503,434 and $605,025 for fiscal years ended June 30, 1997, 1996 and 1995, respectively.

PURIFICATION SYSTEM

         The Company has expended a substantial amount of time and resources towards the research and development of improved cell stimulation and purification techniques. These processes are believed to enhance the purity of the product while increasing production yields. It is believed that increased production yields will significantly lower related costs of production allowing a lower more competitive sales price of the Product.

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

         The Company recognized royalties expense of $11,901 and $28,826 for the years ended June 30, 1996 and 1995, respectively.

PATENTS

         The Company believes its production techniques are unique and are capable of yielding a superior quality product while reducing production costs which may enable the Company to ultimately lower the price of its Omniferon product. The Company intends to file patent applications relative to certain production techniques currently under development. The Company has also submitted several foreign patent applications relating to the Product for topical use several of which have been granted.

         United States patents have been issued to others with respect to genetically engineered and human-derived interferon. Subject to the extent of such existing patent claims, the Company may have to negotiate license agreements with such patent holders to use such processes and products. The Company believes that it does not infringe upon any current patent.

         The validity and enforceability of a patent can be challenged by litigation after its issuance and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that patents obtained in the future will be of substantial protection or commercial benefit to the Company. (See "Competition" below).

REGULATION

         Federal and European

         The Company's activities and the Products and processes resulting from such activities are subject to substantial government regulation, both state and federal. The interstate manufacturing, advertising and sale of biologic substances and pharmaceutical products are regulated by, and require approval of, the FDA, EU, state and local agencies. The Company, under State of Florida HRS guidelines relating to its limited distribution of the Product, followed strict production and distribution procedures. The FDA has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of the Products. Obtaining FDA and/or EU approval for commercialization of a new product can take significant time and capital since it involves extensive testing procedures and often lengthy clinical trials including the measurement of product safety, toxicity, and efficacy, if any, under specific protocols. The process of obtaining FDA and EU regulatory approval initially includes extensive animal testing to demonstrate product safety and preferred dosages. Subsequent human tests are undertaken to show the same and to document such findings as effectiveness, toxicity and side effects. Biostatistical analysis of data is then gathered in such studies, followed by the submission of all information and data to the regulatory authorities.

         At the present time, the Company has no pending application relative to Omniferon before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during 1998 and eventually submit an Investigative New Drug Application to the FDA. For these purposes, the Company has assembled a Clinical Advisory Committee comprised of scientists, medical researchers and clinicians who will act in an advisory capacity in order to assist the Company in developing the medical, scientific and clinical aspects in support of the Company's anticipated applications to be filed initially with the EU and eventually FDA regulatory authorities.

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

         Regulatory approval of a new pharmaceutical product often take five years or more (unless accelerated in certain instances for life-threatening diseases) and involves the utilization and expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

         American pharmaceutical manufacturers who sell outside of the United States are also subject to FDA jurisdiction. Semi-finished drugs may be shipped under certain controlled circumstances for further processing, packaging, labeling and distribution to third parties residing in approved foreign countries, subject to such laws as apply in those countries. The Company must comply with all FDA rules and regulations as well as those of the country to which the Company intends to ship the Product before it would be permitted to export crude or finished interferon products outside the United States.

         The Scottish Agreement

         In certain instances, EU regulations, may require less stringent preclinical studies for naturally occurring substances such as the Company's Omniferon product than for genetically engineered products. Accordingly, while there can be no assurance, the Company expects to possibly receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval in the EU.

         In July 1995, Viragen (Scotland) Limited ("VSL"), a company incorporated under the laws of Scotland, entered into a License and Manufacturing Agreement with the Common Services Agency of Scotland ("Agency"). To secure a sufficient source of needed raw materials as well as expertise in the area of blood-derived products and the regulatory approval process. The Agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service ("SNBTS"). The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to manufacture alpha interferon from human leukocytes employing the Company's processes. Securing a sufficient qualified source of blood-derived raw materials within the EU was considered critical to enable the Company to conduct EU clinical trials as well as providing a sufficient source of raw materials necessary for subsequent commercial manufacturing.

         Prior to the commencement of clinical trials, the Company's Scottish manufacturing facility must be licensed by EU regulatory authorities to conduct such trials. The Company has engaged professionally recognized consultants familiar with the EU regulatory process to assist in the manufacturing and product submissions prerequisite to EU approvals. In addition, the SNBTS has a full-time regulatory department that has obtained approval in the EU of numerous EU blood-derived products. The SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent product approvals at the conclusion of the EU clinical studies. At such time as the SNBTS obtains a manufacturing license for Omniferon, Viragen intends to seek FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulatory authorities will approve the manufacturing or permit clinical testing and distribution of Omniferon within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Company's Product for clinical trials and subsequent distribution in the United States.

 VSL has been organized by the Company to manufacture and distribute Omniferon and related products in the EU and other countries outside the United States. Through Viragen Technology, Viragen has transferred patent and proprietary rights associated with the production of its Product and related technology to VSL. Under the grant of license, VSL has provided the Agency with an exclusive license to use the proprietary rights covered by the License and Manufacturing Agreement for the manufacture and distribution of Omniferon within the EU. The Agency has committed to participate with the Company in the manufacture of Omniferon in sufficient scale to accommodate the EU clinical trials. VSL may engage in commercial sale in amounts to be agreed upon by the parties and the European regulatory authorities. The Agency is also expected to conduct certain studies relevant to the Product and cooperate with VSL and the Company in complying with the laws and regulations of the EU in connection with the production of Omniferon.


         Pursuant to the License and Manufacturing Agreement, VSL, VEL and the Company are providing the Agency with full access to the proprietary technology and specialized equipment, providing suitable training as needed to the Agency's personnel and defraying all costs associated with securing permits and regulatory approvals, augmenting the Agency's facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation substantiating compliance with EU regulatory requirements. The Agency will receive compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices.

         The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Agreement also contains provisions protecting proprietary rights to VSL, the Company and the preclusion of certain competitive activities by the Agency.

         As a result of the completion of the private placements undertaken in March 1996, VEL received net proceeds of $5,102,000 which is being used for (i) the leasing and improvement of production facilities in Edinburgh, Scotland, for the manufacture of Omniferon; (ii) the purchase of equipment for use of VSL's Scottish facilities; (iii) the payment of royalties to Viragen Technology commenced in calendar 1997 and (iv) for working capital purposes. VSL will require additional financing to engage in and complete clinical trials for the purpose of obtaining EU approval for the Product. Clinical testing toward EU approval is an expensive process which is expected to take several years to accomplish with no assurance that such approval will eventually be obtained.

COMPETITION

         Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well-established and abundantly financed pharmaceutical and commercial entities as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-LaRoche, Inc., Schering Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., and Berlex Laboratories are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of cancer and viruses, including MS, HIV/AIDS, KS and Hepatitis.

         In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc., a domestic manufacturer of Natural Interferon, received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials and to market their product for their approved indication.

         The Company believes that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

         The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. The Company's ability to develop products, complete clinical studies and obtain governmental approval in the past had been hampered by a lack of adequate capital. The Company is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

         As of September 18, 1997, the Company has 33 employees, of which 20 are Research and Development and Quality Assurance/Quality Control personnel. The remaining 13 employees are management, regulatory and/or administrative.

ITEM   2.         PROPERTIES

         In November 1996, the Company entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location houses the Company's administrative and executive offices as well as potential laboratory expansion space. The lease contains an option for up to two additional five year terms. Lease payments on the facility total $15,700 per month.

         The Company owns a 14,000 square foot building in Hialeah, Florida. This facility includes a laboratory for biomedical research and development activities. The Company refinanced its building through a $600,000 borrowing with a Florida bank under a five year note and mortgage in August 1991. The loan was reduced in equal monthly principal payments of $2,500 with interest at 2% in excess of the prime rate. The mortgage was on the land, building and improvements, equipment and fixtures used in connection with the realty. A balloon payment of $450,000, due in August 1996, was paid-in-full at maturity.

         In November 1996, the Company, through VSL, entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. This location will augment other productive assets located with the SNBTS facility which are available to the Company under the Scottish Agreement. The monthly rental for the facility is 7,109 UK pounds or approximately US$11,400 subject to adjustment for common area maintenance charges. The Company has the right to renew the lease for four additional five year terms.

         The Company considers that its properties are generally in good condition, well-maintained and generally suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM   3.         LEGAL PROCEEDINGS

         In May 1997, the Company, through its majority owned subsidiary Viragen (Europe) Ltd. (formerly Sector Associates, Ltd - "Sector"), was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The Company denies that such transfers were preferential and will vigorously defend the claims. However, the Company cannot predict the ultimate outcome of this matter.

ITEM   4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 27, 1997, a Special Meeting of Shareholders was held in Davie, Florida to vote on: (1) ratification and confirmation of the issuance of the Company's Series D Preferred Stock and related Common Stock Purchase Warrants and Series E Preferred Stock for purposes of complying with Rule 4460 (i)(1)(D) of the NASDAQ Stock Market; and (2) to consider and approve Amendments to the Certificate of Incorporation (i) to provide that actions by stockholders may be taken only at a duly called annual or special meeting and not by written consent and (ii) to provide that the stockholders of the Company would have the right to make, adopt, alter, amend, change or repeal the By-Laws only upon the affirmative vote of not less than 66 2/3% of the outstanding capital stock of the Company entitled to vote thereon (the "By-Law Amendment Provision"). With a majority of the outstanding shares voting either by proxy or in person, the proposals past with the following votes:

                                                     FOR                  AGAINST               ABSTAIN
                                                     ---                  -------               -------
Proposal One
        Preferred Stock Issuance's               19,090,735              1,783,181              99,718
Proposal Two
        By-Law Amendment Provision               20,529,539              2,026,920             113,410

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ SmallCap Market since June 4, 1996 and on the NASDAQ National Market since December 29, 1996 under the symbol "VRGN". Prior thereto, the Company's Common Stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid quotations for the Common Stock for the two years ended June 30, 1997.

                                                                      High                        Low
                                                                      ----                        ---
        1995-1996
        First Quarter ended 09/30/95                                $ 1 1/16                      $ 1/4
        Second Quarter ended 12/31/95                                  15/16                        1/8
        Third Quarter ended 03/31/96                                  4 9/16                        1/8
        Fourth Quarter ended 06/30/96                                 9  5/8                      3 3/4

        1996-1997
        First Quarter ended 09/30/96                                  5  7/8                      3 1/2
        Second Quarter ended 12/31/96                                6 15/16                      3 5/8
        Third Quarter ended 03/31/97                                  5 9/16                      2 1/4
        Fourth Quarter ended 06/30/97                                 3  3/8                      1 3/8

         The above quotations represent prices between dealers, and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

         As of September 18, 1997 there were approximately 2,800 stockholders of record.

         The Company has not paid any dividends on its common stock since its incorporation in December 1980. Since the company had been in the development stage, has experienced losses since inception (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), has significant capital requirements in the future, and presently intends to retain future earnings, if any, to finance the expansion of its business, it is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, if any, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM   6.         SELECTED FINANCIAL DATA

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                                                                                     FOR THE
                                                                                                  PERIOD BETWEEN
                                                                                                    JANUARY 1,
                                             YEAR ENDED JUNE 30,                                   AND JUNE 30,        YEAR ENDED
                         -----------------------------------------------------------------        --------------       DECEMBER 31,
                            1997           1996               1995                 1994                1993                1992
                            ----           ----               ----                 ----                ----                ----
Revenues ..............  $     1,404   $        739        $       722        $        677        $         53        $         52

Net loss ..............       (4,775)        (4,672)            (3,952)             (1,083)               (311)               (563)
Loss attributable to
    common stock ......      (14,674)        (5,570)            (3,955)             (1,087)               (313)               (573)
Loss per average common
    share .............      (   .37)          (.15)              (.12)               (.06)               (.02)               (.05)
Weighted average shares
    outstanding .......   39,134,631     36,198,302         32,137,693          18,686,751          14,463,038          11,478,914

                         CONSOLIDATED BALANCE SHEET DATA


                                                                                                     FOR THE
                                                                                                  PERIOD BETWEEN
                                                                                                    JANUARY 1,
                                             YEAR ENDED JUNE 30,                                    AND JUNE 30,       YEAR ENDED
                         -----------------------------------------------------------------         --------------      DECEMBER 31,
                            1997           1996               1995                 1994                1993                1992
                            ----           ----               ----                 ----                ----                ----
Working capital
  (deficit)              $    29,331    $    18,266        $     1,614         $       795         $       250         $      (942)
Total assets ..........       37,462         20,617              3,330               2,744               1,462                 983
Long-term debt ........          239            116                857                 976               1,034                 529
Stockholder's equity
    (deficit) .........       32,144         17,275              1,698                 546                 101                (588)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

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

         The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any current of future patent, if any, owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

         The Company has incurred operational losses and operated with a negative cash flows since its inception in December 1980. Losses have totaled $4,775,245, $4,672,271 and $3,951,839 for the years ended June 30, 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled approximately $29,331,000 at June 30, 1997, an increase of $11,065,000 from the prior year end balance. This increase was due to various Convertible Preferred Stock issuances as follows: 5,000 shares of Cumulative Convertible Preferred Stock, Series C, for $5,000,000 in December 1996; 15,000 shares and 5,000 shares of Cumulative Preferred Stock, Series D and Series E, for $15,000,000 and $5,000,000, respectively in February 1997, and the exercise of Common Stock Purchase Warrants of the Company and its majority owned subsidiary, Viragen (Europe) Ltd. with such increases being offset by cash redemption payments to various Convertible Preferred Stock holders totaling $2,815,000, operational losses of approximately $4,775,000 and increases in leasehold improvements, plant and equipment of approximately $4,482,000 during the period.

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

         Under the terms of the Series B Preferred Stock, the Purchaser was entitled to receive a cash dividend equal to 5% of the stated value of the Series B Preferred Stock payable quarterly commencing September 7, 1996, although the Company had the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser had the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the closing date, until the related Registration Statement was declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The final conversion rate was set at 76.8% of the average market price. The Company also had the right to require the Purchaser, under certain terms and conditions, to convert the Series B Preferred Stock commencing 180 days following the effective date of a Registration Statement registering the resale of the shares of Common Stock of the Company underlying the Series B Preferred Stock. The Series B Preferred Stock did not carry any voting rights except as required under the Delaware General Corporation Law. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, and in 1996, was restated to reflect embedded dividends arising from discounted conversion terms on the Convertible Preferred Stock, Series B.

         In July 1997, the unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,240. The Note bears interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note may be prepaid without penalty and is not convertible into common stock of the Company.

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

        In July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their remaining 974 shares ($1,000 face value per share) over a two month period. The modified conversion price was the lower of (i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion.

        In February 1997, the Company issued 15,000 shares of its 6% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to P.R.I.F., L.P. in consideration for $15,000,000. The funds and the certificates representing the Series D Preferred Stock were placed in escrow pending approval by the stockholders of the Company at the Annual Meeting of Stockholders on February 28, 1997, of the proposed Amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Stock shares from fifty million to seventy five million shares. The shareholders approved the Proposal. The Company had also placed in escrow a commitment fee of $300,000 which would be paid to P.R.I.F., L.P. in the event authorization is not obtained by the specified date. Following shareholder approval the commitment fee was returned to the Company.

         The Series D Preferred Stock was convertible into a number of shares of Common Stock of the Company determined by dividing the five day trading average price of the Company's Common Stock prior to conversion, discounted by 18%, into the stated value of the Preferred Shares being converted.

         In connection with the issuance of the Series D Preferred Stock, the Company also issued 375,000 Common Stock Purchase warrants, exercisable at $6.00 per share.

         In February 1997, the Company also issued 5,000 shares of its 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration for $5,000,000. Dividends on the Series E Preferred accrued from the date of issuance and were payable quarterly commencing April 1, 1997 and may have been paid in cash or, at the Company's option and certain other conditions, in shares of Common Stock of the Company. Upon liquidation, dissolution or winding-up of the Company, no distribution may have been made to the holder of shares of capital stock ranking junior to the Series E Preferred Stock unless, prior thereto, the holder of the Series E Preferred Stock had received $1,000 per share plus accrued dividends.

         The Series E Preferred Stock was convertible into shares of Common Stock of the Company commencing May 11, 1997 at a conversion price of the lesser of (i) the Average Market Price for the five trading days prior to the Notice of Conversion multiplied by 85%, subject to adjustment, or (ii) $7.00, subject to adjustment.

         In September 1997, the Company concluded two Exchange Agreements whereby the terms of the Series D Preferred Stock and Series E Preferred Stock were modified the remaining unconverted shares of Series D (7,950 Preferred Shares) and Series E (4,000 Preferred Shares) being exchanged for a like number of Series F and Series G Preferred Shares, respectively.

         The Series F Preferred Stock provides for a limitation on the holder limiting conversion during any two week period to 800 shares ($800,000). The terms also provides the Company with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock.

         Terms of the Series G Preferred Stock provide that commencing in September 1997, the holder is limited to converting 667 shares ($667,000) per month over a 6 month period. The provisions further prove that the Company will be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder is restricted from converting into common stock if the market price of the Company's common stock is less on $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes have been made in the substantive terms from the previously issued Series E Preferred Stock.

         During July and August of 1997, the terms of the four series of preferred stock were modified in order to limit or otherwise restrict the timing or number of conversions of the preferred stock into common stock over a given period. This restructuring was initiated in order to mitigate concerns of the Company and the investment community concerning the "overhang" of the Company's common stock represented by the potential conversion of these outstanding series of preferred stock under their original terms.

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

         In December 1995, Sector completed a Private Placement, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each unit consists of 0.71 shares of common stock and 2.5 common stock purchase warrants having an exercise price of $6.00 per share, representing a total of 240,000 common shares and 840,000 warrants. In March 1996, Sector completed two additional Private Placement Offerings, issuing 768,000 shares of its Common Stock and 216,500 Common Stock purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related expenses of $317,500. The company is using these proceeds to undertake European research and clinical trial activities including the establishment of a laboratory and manufacturing facility in Edinburgh, Scotland, now completed, the purchase of laboratory equipment and related working capital. On May 2, 1996, Sector changed its name to Viragen (Europe) Ltd.

         In December 1994, the Company completed a private placement, solely to accredited investors, of Common Stock at $.60 per share, realizing gross proceeds of $2,056,000 in consideration for the issuance of 3,426,667 shares. The proceeds were utilized for implementation of the initial phase of the Company's European market strategy, which includes the establishment of a research and manufacturing facility in Europe and working capital. In August 1994, the Company completed a $3.5 million private placement offering of its Common Stock to accredited investors at $.40 per share, resulting in the issuance of 8,919,000 shares. The net proceeds of the offering of approximately $3,185,000 were utilized for the continued development of Omniferon, acquisition of laboratory equipment, the purchase of a Company-wide computer system, development of clinical study protocols, employment of additional operating and administrative personnel and working capital.

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

         While subject to significant limitation, the Company at June 30, 1997 has available approximately $27.8 million in net tax operating loss carryforwards expiring between 1999 and 2012, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of the Product. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance of offset 100% of the deferred tax assets related to these carryforwards.

         Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research and development projects, the establishment of a laboratory and manufacturing facility in Scotland an the commencement of EU clinical trials. Additional funding would be required to complete the clinical trial process both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: pre-clinical Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-2.0 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible acquisition of businesses complementary to the Company's operations.

RESULTS OF OPERATIONS

         No sales revenue or related cost of sales were recognized for the fiscal year ended June 30, 1997. The termination of sales revenues was due to patients previously enrolled under the Company's State of Florida HRS 499 Program completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its Products until it receives the necessary regulatory approval from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to Omniferon before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during calendar 1998 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Interest and other income which totaled $1,404,000 for fiscal 1997 reflected a sharp increase over the prior year. This increase was attributable to interest income earned on the net proceeds of a series of Convertible Preferred Stock Offerings made during June 1996 and fiscal 1997. See "Liquidity and Capital Resources" above.

         Research and development costs totaled $2,168,914 during the year compared to $1,503,434 for fiscal 1996. This increase of $665,480 (44%) reflects an overall increase in research activities and was primarily attributable to an increase in laboratory supplies expenses of approximately $326,000, an increase in fees paid to SNBTS relating to contractual reimbursements of $71,000, increased travel expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities of $120,000, an increase in research related consulting fees and increased salaries and related taxes for laboratory personnel.

         Selling general and administrative expenses totaled $3,938,323 in fiscal 1997, an overall increase of approximately $438,000 from the prior year. This increase reflects the net of changes in numerous components in general and administrative expense items. Fiscal 1997 includes an increase in administrative salaries and related taxes of approximately $351,500 due to the addition of administrative staff in the Company's Scottish laboratory and manufacturing facility, increased administrative staff in the Company's Miami facility and domestic salary increases. During fiscal 1997, the Company also recognized compensation expense of $450,000 associated with options granted during the period compared to $426,000 in the previous year and recognized $288,000 in expenses associated with the settlement, for treasury stock, of a potential litigation claim. The Company also recognized increases in insurances expenses associated with employee related insurances and increased liability coverages of $128,000, increased travel related costs of $109,000, primarily attributable to administrative support related to the establishment of the Company's Scottish facility, increased building and equipment leasing costs of $105,000 and additional fees associated with the Company's listing on the NASDAQ National Market of approximately $73,000. These increases were offset by the reduction in officer loans forgiven in the prior year of $282,000 and a loss recognized on the valuation of the Company's Florida laboratory facilities of $316,000 pursuant to FAS 121 in fiscal 1996.

         1996 COMPARED TO 1995

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

         Costs of sales expense as a percentage of sales revenues totaled 78% for the year ended June 30, 1996 compared to 61% for the preceding year. This increase was due to a significant (44%) drop in the selling price of the Company's Alpha Leukoferon product for patients enrolling during and subsequent to fiscal 1994. A portion of the sales revenues recorded in fiscal 1995, reflected shipments to patients enrolled prior to the reduction in sales price. This sharp price reduction reflected the Company's efforts to make the Product more price competitive with the synthetic interferons, and accordingly, a more viable alternative patient treatment.

         Research and development costs totaled $1,503,000 for fiscal 1996 compared to $605,000 for 1995. This sharp increase was attributable to significantly expanded research efforts associated with the Company's newly-developed Natural Interferon (alpha) product Omniferon. These costs can be expected to continue to increase as the Company continues its process development refinement efforts working towards regulatory submissions in the EU relating to the commencement of clinical trials of Omniferon. The expanded research efforts are focused on improved methods of manufacturing aimed at maintaining or improving product quality, production yields and manufacturing efficiencies. Components of the increases include the hiring of additional research personnel with salaries and related taxed and benefits totaling approximately $404,000 and an increase in research laboratory supplies expense of approximately $256,000 representing 45% and 29%, respectively, of the overall increase. Additionally, fiscal 1996 expenses reflected increases in travel, equipment rentals and support functions associated with the overall increases in the level of research and development activities.

         Selling and general administrative expenses totaled $3,501,000 for fiscal 1996 compared to $2,029,000 for the preceding year. Components of this overall increase of approximately $1,472,000 including $298,000 in consulting expense reflecting the issuance of 336,000 common stock purchase options, $316,000 resulting from the write-down of the Company's South Florida laboratory facility pursuant to Financial Accounting Standards Board Statement No. 121 and an increase in administrative salaries with related taxes and benefits of approximately

$262,000. In addition, the Company recognized $243,000 in compensation expense reflecting the issuance of 400,000 shares of Viragen (Europe) Ltd. to the officer/directors of Viragen (Europe) Ltd. and one employee of the Company. The increase also reflects the overall level of administrative activity including European travel associated with the establishment of the European production facility located in Edinburgh, Scotland and related corporate development efforts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM   10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                    SERVED AS
                                                                 OFFICER AND/OR
NAME                     AGE       POSITION WITH THE COMPANY     DIRECTOR SINCE
----                     ---       -------------------------     --------------
Gerald Smith ..........   67       Chairman of the Board and          1993
                                   President                          1995
Robert Zeiger .........   53       Chief Executive Officer, and       1995
                                   Director                           1995
Dennis W. Healey ......   49       Executive Vice President           1993
                                   Chief Financial Officer,           1994
                                   Treasurer                          1980
                                   Secretary and Director             1984
Charles F. Fistel .....   36       Executive Vice President and       1994
                                   Director                           1996
Dr. Joseph P. Morris...   44       Vice President-Research
                                   and Development                    1995
Dr. Jay Sawardeker.....   59       Chief Operating Officer and
                                   Executive Vice President-Technical
                                   Affairs                            1996
Robert C. Rech.........   33       Vice President                     1997
Jose I. Ortega.........   25       Controller                         1996
Peter D. Fischbein ....   57       Director                           1981
Sidney Dworkin, Ph.D ..   76       Director                           1994
Jay M. Haft ...........   61       Director                           1994
William B. Saeger .....   45       Director                           1994
Fred D. Hirt ..........   54       Director                           1996
Carl N. Singer ........   79       Director                           1997

         GERALD SMITH, in accordance with February 1993 Stock Agreement, became a Director on February 5, 1993, the date of the Initial Purchase by Cytoferon. On May 12, 1993, Mr. Smith became President of the Company. In June 1994, Mr. Healey relinquished his position as Chairman of the Board of Directors in favor of Mr. Smith. Mr. Smith remains as Chairman of the Board and President of the Company. Since 1982, he was a principal stockholder, President, Chief Executive Officer and director of Business Development Corp. ("BDC"), which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a director of Cinescopic Corporation and International Database Service, Inc., computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has discontinued BDC's operations in order to devote all of his time to the Company. Mr. Smith is also Chairman of the Board and President of VEL and VUSA.

         ROBERT H. ZEIGER was appointed Chief Executive Officer and Chief Operating Officer and was elected as a Director in May 1995. Mr. Zeiger is a pharmaceutical executive. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., Research Triangle Park, North Carolina, serving as Vice President and General Manager of their Dermatological Division from 1985 to 1988 and Vice President and General Manager of Glaxo Pharmaceuticals from 1991 to 1994. Mr. Zeiger also served as Vice President, Marketing and Sales with Stiefel Laboratories, Inc., Coral Gables, Florida, from 1979 to 1985, and as National Sales Manager to Knoll Pharmaceutical Company, Whipping, New Jersey from 1971 to 1979. Mr. Zeiger is also Chief Executive Officer and Director of VEL.

         DENNIS W. HEALEY is a Certified Public Accountant and was appointed Chairman of the Board and Chief Executive Officer on April 13, 1993. In June 1994, Mr. Healey relinquished that position as Chairman of the Board to Mr. Smith and in July 1994, relinquished the position of Chief Executive Officer upon the employment of Mr. Fistel. Upon Gerald Smith becoming President on May 12, 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of the Company since 1980. Mr. Healey was appointed Secretary in 1994. Until his resignation in July 1996, Mr. Healy served as Senior Vice President, Principal Financial Officer and Treasurer of Medicore, Inc. ("Medicore") and Executive Vice President of its Techdyne affiliate. He also served as Treasurer of most of Medicore's subsidiaries and as a Vice President of Dialysis Corporation of America ("DCA"), a subsidiary of Medicore and Secretary, Treasurer and director of other DCA subsidiaries. Mr. Healey joined Medicore in 1976 as its Controller. Mr. Healey is also Executive Vice President, Treasurer, Secretary and a Director of VEL and VUSA.

         CHARLES F. FISTEL was appointed Chief Executive Officer of the Company upon his employment in July 1994, which position he relinquished to Mr. Robert
H. Zeiger in May 1995, becoming an Executive Vice President of the Company. Mr. Fistel was elected a Director of the Company in June 1996. Mr. Fistel, prior to joining the Company, served for two years as an independent financial advisor to publicly-traded and privately held emerging growth companies. Prior thereto, between 1986 to 1992, he served as Executive Vice President, Chief Financial Officer and a director of Tiger Direct, Inc., a Miami, Florida-based publicly-traded computer technology development, marketing and distribution company. From 1981 to 1986, Mr. Fistel who is also a Certified Public Accountant, actively practiced public accounting. Mr. Fistel is also Executive Vice President and a Director of VUSA.

         PETER D. FISCHBEIN is an attorney who has been practicing law for approximately 32 years. Mr. Fischbein served as the Company's Secretary between May and December 1994. His former firm on occasion represented the Company, Medicore and the Viragen Research Associates Limited Partnership ("Limited Partnership") which has certain contracts with the Company. Mr. Fischbein is also a director of Medicore (since 1984) and Techdyne (since 1985). Mr. Fischbein has been general partner of several limited partnerships engaged in oil exploration and real estate development.

         SIDNEY DWORKIN, PH.D., elected a Director in August 1994, was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as Chief Executive Officer of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr.Dworkin has served as Chairman of the Board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as Chairman of Global International, Inc., which is engaged in development and sale of programmable cash registers. Dr. Dworkin also serves on the Board of Directors of CCA Industries, Inc., Interactive Technologies, Inc. and Northern Technologies International Corporation, all of which are publicly-traded companies.

         JAY M. HAFT, elected a Director in August 1994, is an attorney and of counsel to Parker Duryee Rosoff & Haft, New York, NY has been a practicing lawyer since 1959. Mr. Haft has specialized in the representation of emerging growth companies, and has participated in fund raising for a number of leading-edge medical technology companies and is Managing General Partner of Venture Capital Associates. Ltd. and GenAm "1" Venture Fund, a domestic and international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations.

         WILLIAM B. SAEGER, elected a Director in August 1994, is a Certified Public Accountant with eighteen years experience in corporate strategic planning, financial and tax planning, acquisitions, corporate capitalizations, analysis and management of financial assets. Mr. Saeger has served as a portfolio manager and analyst for a number of funds and is a director of Telemac Cellular Corp. Mr. Saeger has also written for financial publications on federal taxation and investment portfolio management.

         FRED D. HIRT, elected as Director in June 1996, is a health care executive and serves as the President and Chief Executive Officer of Mount Sinai Medical Center in Miami Beach, Florida. Mr. Hirt is active in numerous community healthcare and charitable organizations and serves on many of their Board of Directors.

         CARL N. SINGER, elected as director in August 1997, is the Chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Singer has served as a director, President and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

         There is no family relationship between any of the officers and directors.

         The Company has constituted Audit, Executive and Compensation Committees. The audit committee consists of Messrs. Healey, Dworkin, Saeger and Singer. The Executive Committee consists of Messrs. Smith, Zeiger, Healey and Fistel. The Compensation Committee consists of Messrs. Haft and Dworkin.

         The Audit Committee oversees the Company's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The Audit Committee also acts as liaison to the Company's independent certified public accountants, and conducts such work as is necessary and receives written reports, supplemented by such oral reports as it deems necessary, from the audit firm. The Executive Committee is empowered to act for the full Board in intervals between Board meetings, with the exception of certain matters which by law may not be delegated. The Executive Committee will meet as necessary, and all actions by the Committee are to be reported at the next Board of Directors meeting. The Compensation Committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation. While the audit committee and the compensation committee has met periodically on an informal basis, the Board of Directors has chosen to meet as a full Board to evaluate audit and compensation matters.

         As approved at a 1997 Special Meeting of Shareholders in June 1997, the Board of Directors will be divided into three classes. At each Annual Meeting commencing with the 1997 Annual Meeting, one class of directors will be elected to succeed those whose terms expired, with each newly-elected director to serve a three-year term. Prior thereto, the term of office for the Company's Directors has been one year and they served until the following annual meeting of stockholders. The Company anticipates holding its next annual meeting during the fourth calendar quarter of 1997.

ITEM   11.        EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

         The following table sets forth information concerning the compensation and employment agreements of the Chief Executive Officers of the Company and two other most highly compensated executive officers as of June 30, 1997.

                                                           OTHER                                              ALL
  NAME AND                                                 ANNUAL    RESTRICTED                              OTHER
  PRINCIPAL                                                COMPEN-     STOCK      OPTIONS/        LTIP       COMPEN-
  POSITION               YEAR      SALARY      BONUS       SATION      AWARDS      SARS (#)      PAYOUTS     SATION
  --------               ----      ------      -----       ------     --------     -------       -------     ------
Gerald Smith             1997    $175,885                                          1,050,000
  Chairman of            1996     154,615      $7,500      $14,000                 1,600,000
   Board and             1995      70,000                    9,317                    50,000
   President (1)

Robert H. Zeiger         1997      65,250       -----        5,000                    50,000
 CEO, Director  (2)      1996      66,653                                            100,000
                         1995      11,538                                          1,000,000

Dennis W. Healey         1997     163,345                                            350,000
   Exec. V.P.,           1996      78,653       1,250        8,500                   500,000
   Treas., CFO and       1995      75,000           0       10,167                    50,000
   Director (3)

Charles F. Fistel,       1997     138,886                                            300,000
   Exec. V.P,            1996     110,000                    6,000                   110,000
   Director (4)          1995     106,615       -----       19,208                   300,000

------------------

(1) Mr. Smith is Chairman of the Board, Chief Executive Officer and President of Cytoferon, a former affiliate of the Company. Cytoferon previously had a consulting and marketing agreement with the Company pursuant to which Cytoferon was entitled to receive consulting fees, commissions, fees for certain foreign transactions and foreign royalties.

     In November 1993, as modified on December 15, 1994, Mr. Smith entered into a two-year employment agreement expiring November 18, 1995, with the Company at no salary. The agreement provided for the sale of 750,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments further providing the shares may be released from escrow in increments of no less than $3,000. These shares were purchased through the issuance of a note in the principal amount of $217,500 in April 1994 with Mr. Smith receiving a bonus equal to the par value ($7,500) of shares purchases. On May 15, 1995, the Company forgave Mr. Smith's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provided for the issuance of 750,000 options to purchase common stock subject to meeting certain production related or capital raising criteria. The criteria were successfully met with the closing of the Company's $3.5 million Private Placement in August 1994 and, accordingly, these options became exercisable.

     Mr. Smith had an employment agreement with Cytoferon effective June 2, 1992, for a term ending June 30, 1995. He was provided with an annual salary of $120,000 the first year, $130,000 the second year and $140,000 the third year. The salary for the period prior to May 12, 1993, the completion of the Stock Agreement, was accrued and was payable from available cash. Mr. Smith was entitled to participate in any Cytoferon benefit plans of which there were none. The Cytoferon employment agreement further provided Mr. Smith with certain severance arrangements if there was a change in control of Cytoferon or the Company. In August 1994, the Board of Directors of the Company voted to terminate the Management and Marketing

     Services Agreement with Cytoferon, terminating all fees payable thereunder, concurrent with the issuance of the 1,750,000 contingently issuable shares subject to receipt of a fairness opinion which was subsequently received. In connection with this transaction, the Company agreed to assume the obligations of Mr. Smith's employment agreement with Cytoferon through November 8, 1995. The Company entered into a two-year employment agreement with Mr. Smith, effective October 6, 1995, under terms similar to his previous employment agreement, modified to increase his salary by $20,000 and $10,000 for the first and second years, respectively. In January 1996, Mr. Smith exercised options to purchase 750,000 shares of common stock through the issuance of a note in the principal amount of $217,500 with the shares being issued into escrow pending cash payments further providing the shares may be released from escrow in increments of no less than $3,000. Mr. Smith received a bonus equal to the par value ($7,500) of the shares purchased. On June 6, 1996, the Company forgave Mr. Smith's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors. On March 1, 1997 Mr. Smith entered into a two-year employment agreement, superceding all previous agreements, under terms similar to his previous employment agreement. The agreement provided for a salary of $190,000 and $200,000 for the first and second years, respectively, and further provided for options to purchase 1,000,000 shares of common stock at $3.22 per share, exercisable over five years. See Item 13, "Certain Relationships and Related Transactions."

(2) On May 9, 1995, the Company entered into a two-year employment agreement expiring May 1, 1997, with Robert H. Zeiger to serve as Chief Executive Officer and Chief Operating Officer of the Company at an annual salary of $120,000. The agreement provided for health, life and similar employee benefits generally made available to other employees of the Company, use of an automobile and related maintenance expenses and reimbursement for expenses incurred in fulfilling his normal responsibilities to the Company. The agreement provided for the issuance of options to purchase the aggregate of 1,000,000 shares of Common Stock of the Company at an exercise price of $.96 per share, exercisable with respect to 500,000 shares commencing May 8, 1996 through May 8, 2000 and exercisable for the remaining 500,000 shares commencing May 8, 1997 through May 8, 2001. The right to exercise such options may be accelerated upon the occurrence of certain material corporate transactions. The options are terminable prior to the lapse of their respective terms only if Mr. Zeiger's employment should be terminated for cause, and, in that event, the options must be exercised to the extent that they have vested within 90 days of such termination. On August 1, 1997 Mr. Zeiger entered into a one year employment agreement under terms similar to his previous agreement except for certain notice of termination provisions. This agreement provides for a salary of $120,000 per year with an additional $5,000 per month, payable monthly, for the first six months of the contract term.

(3) In April 1994, as modified on December 15, 1994, Mr. Healey entered into an employment agreement expiring November 18, 1995, with the Company at an annual salary of $75,000. The agreement provided for health, life and similar employee benefits generally made available to other employees of the Company, an automobile and related expenses. The agreement further provided for the sale of 125,000 shares of common stock at $.30 per share payable through the issuance of a promissory note with the shares being issued into escrow pending cash payments further providing the shares may be released from escrow in increments of no less than $3,000. These shares were purchased in June 1994 through the issuance of a note in the principal amount of $36,250, with Mr. Healey receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Healey's note in lieu of bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors. The agreement also provided for the issuance of 125,000 options to purchase common shares at $.30 per share subject to the Company reaching certain production levels or raising certain minimums in capital during the employment contract period, consistent with similar provisions contained in Mr. Smith's November 1993 employment agreement. These criteria were met in August 1994 and, accordingly, these options became exercisable. The Company entered into a two-year employment agreement with Mr. Healey, effective October 6, 1995, under terms similar to his previous employment agreement, modified to increase his salary by $5,000 and $5,000 for the first and second years, respectively. In July 1996, Mr. Healey resigned all positions he held with Medicore and its subsidiaries and entered into an employment agreement with Viragen (Europe) Ltd. This agreement provided for a salary of $85,000 per year and expire in September 1997. In January 1996, Mr. Healey exercised options to purchase 125,000 shares of common stock though the issuance of a note in the principal amount of $36,250 with the shares being issued into escrow pending cash payments reelecting the shares to be released from escrow in increments of no less than $3,000. Mr. Healey received a bonus equal to the par value ($1,250) of the shares purchased. On June 6, 1996, the Company forgave Mr. Healey's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors. On March 1, 1997 Mr. Healey entered into two-year employment agreement, superceding all previous agreements, under terms similar to his previous employment agreements. The agreement as amended July 1, 1997, provided for a salary $190,000 and $195,000 for the first and second years, respectively, and further provided for options to purchase 300,000 shares of common stock at $3.22 per share, exercisable over five years.

(4) On July 1, 1994, as modified on December 15, 1994, the Company entered into a two-year employment agreement expiring July 1, 1996, with Charles Fistel to serve as Chief Executive Officer (which position he relinquished to Mr. Zeiger in May 1995, assuming the position of Executive Vice President) at an annual salary of $110,000. The agreement provided for health, life, and similar employee benefits generally made available to other employees of the Company, use of an automobile and related expenses. The agreement provided for the issuance of options to purchase the aggregate of 300,000 shares of common stock at an exercise price of $.30 per share, exercisable with respect to 150,000 shares commencing June 30, 1995, through July 1, 1999, and exercisable for the remaining 150,000 shares commencing June 30, 1996, through July 1, 2000. The right to exercise such options was accelerated based on the Company having raised certain minimums in capital. On July 1, 1996, upon the expiration of Mr. Fistel's 1994 employment agreement, Mr. Fistel entered into a two-year employment under terms similar to his previous employment agreement modified to increase his salary $30,000 and $10,000 in the first and second years, respectively.

         In November 1995, VSL, a wholly-owned subsidiary of VEL issued an aggregate of 7.144 shares of VSL common stock at $56.00 per share to individuals serving as officers and directors of VEL and one employee of the Company. Pursuant to the Agreement and Plan of Reorganization, these shares were exchangeable into an aggregate of 400,000 shares of VEL. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, (ii) Mr. Robert H. Zeiger, and (iii) Mr. Dennis W. Healey, all serving as officers and directors of VEL. All options on VSL were exercised and the related shares exchanged for VEL common stock.

         The Company recognized $243,000 in compensation expense as a result of the issuance of these shares.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1997 to each person named in the Summary Compensation Table.

                               NUMBER OF             % OF TOTAL
                               SECURITIES           OPTIONS/SARS
                               UNDERLYING            GRANTED TO           EXERCISE OR
                              OPTIONS/SARS          EMPLOYEES IN          BASE PRICE          EXPIRATION
NAME                          GRANTED (#)           FISCAL YEAR           ($/SHARES)             DATE
----                          -----------           -----------           ----------             ----
Gerald Smith ........           1,050,000                 35.5%             $   3.22            02-27-02
Robert H. Zeiger ....              50,000                  1.7                  3.22            02-27-02
Dennis W. Healey ....             350,000                 11.8                  3.22            02-27-02
Charles F. Fistel ...             300,000                 10.1                  3.22            02-27-02


OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1997 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1997 fiscal year.

                 AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1997 FISCAL YEAR END OPTION VALUES


                                                                                             VALUE OF UNEXERCISED
                                        VALUE REALIZED                                      IN THE MONEY OPTIONS AT
                                         MARKET PRICE          NUMBER OF UNEXERCISED          FY-END (BASED ON FY-
                           SHARES         AT EXERCISE           OPTIONS AT FY-END          PRICE OF $2.69 END/SHARE)
                          ACQUIRED        LESS PRICE         -------------------------     -------------------------
NAME                    ON EXERCISE       EXERCISABLE        EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                    -----------       -----------        -----------  -------------     -----------  -------------
Gerald Smith ......           --         $       --           2,700,000                    $3,588,500
Robert H. Zeiger ..       25,000             90,625           1,050,000                     1,730,000
Dennis W. Healey ..           --                 --             900,000                     1,179,500
Charles F. Fistel .           --                 --             710,000                       957,900

1997 STOCK OPTION PLAN AND 1995 AMENDED STOCK OPTION PLAN

         On May 15, 1995 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1995 Stock Option Plan." On September 22, 1995, the Board of Directors amended the 1995 Stock Option Plan (collectively the "95 Plan") to define certain terms and clarify the minimum exercise price of the Non-Qualified Options, described herein, as not less than 55% of the fair market value. The 95 Plan was submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on December 15, 1995, and the Stockholders ratified the Plan at that time.

         On January 27, 1997 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1997 Stock Option Plan" (the "97 Plan"), containing terms and provisions similar to the 95 Plan. The 97 Plan was submitted to the Stockholders for approval at the Annual Meeting of Stockholders held on February 28, 1997 at which time the Plan was ratified.

         Under both the 95 Plan and the 97 Plan (collectively the "Plans"), the Company has reserved 7,000 shares (4,000,000 shares - 95 Plan and 3,000,000 shares - 97 Plan) of Common Stock for issuance pursuant to options granted under the Plans ("Plan Options"). The full Board of Directors or the Compensation Committee of the Board of Directors (the "Committee") administers the Plans including, without limitation, the selection of the persons who will be granted Plan Options under the Plans, the type of Plan Options to be granted, the number of shares subject to each Plan Options and the Plan Options price.

         Plan Options granted under the Plans may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plans also allow for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, nor more than five years after the date of the grant.

         The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Compensation Committee.

         The per share purchase price of shares subject to Plan Options granted under the Plans may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plans.

         Officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to receive Non-Qualified Options under the Plans. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a director is terminated for any reason, other then death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors or Committee may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plans. Unless the Plans shall theretofore have been suspended or terminated by the Board of Directors, the 95 Plan shall terminate on May 15, 2005 and the 97 Plan shall terminate on January 27, 2007. Any such termination of either Plan shall not affect the validity of any Plan Options previously granted thereunder.

         As of September 18, 1997, 3,996,500 options have been issued under the 1995 Amended Stock Option Plan and 2,614,500 options have been issued under the 1997 Stock Option Plan.

ADDITIONAL STOCK OPTIONS

         In February 1997, the Board of Directors awarded options to purchase 1,750,000 shares of Common Stock to officers and directors of the Company exercisable over five years at an exercise price of $3.22 per share. The options were granted to the following individuals: Gerald Smith (1,050,000), Robert H. Zeiger (50,000), Dennis W. Healey (350,000), Charles F. Fistel (50,000), Peter
D. Fischbein (50,000), Sidney Dworkin (50,000), Jay Haft (50,000), William B. Saeger (50,000) and Fred D. Hirt (50,000). In addition, between August 1996 and June 1997, the Company awarded options to purchase up to 459,500 shares of Common Stock to other employees of the Company (inclusive of 250,000 of Charles
F. Fistel), which options are exercisable at prices ranging from $1.97 to $3.69 per share during the five year term of the options.

         In October 1995, the Board of Directors awarded options to purchase 2,935,000 shares of Common Stock to the officers, directors and key employees of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F.
Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), Jay W. Haft (100,000), William B. Saeger (100,000) and to key employees (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.

         In June 1995, the Company issued 33,000 Incentive Stock Options to non-executive employees under the 95 Plan. The options granted vest over different periods not exceeding two years.

         In May 1995, the Company issued 1,000,000 Common Stock purchase options to Mr. Robert H. Zeiger, Chief Executive Officer, Chief Operating Officer and a director, pursuant to an Employment Agreement. Under the terms of the Agreement, 500,000 options became exercisable in May 1996 and 500,000 options became exercisable in May 1997. The options carry a five year term and are exercisable at $.96 per share.

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

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 18, 1997, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At September 18, 1997, there were 48,441,127 shares of Common Stock of the Company outstanding.


                                                          BENEFICIAL                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                      OWNERSHIP (1)                CLASS (2)
------------------------------------                      -------------                ---------
Gerald Smith ...............................                3,050,000(3)                   6.3%
Robert H. Zeiger ...........................                1,050,000(4)                   2.2
Dennis W. Healey ...........................                1,025,000(5)                   2.1
Charles F. Fistel ..........................                  925,455(6)                   1.9
Peter D. Fischbein .........................                  450,000(7)                   0.9
Sidney Dworkin, Ph.D .......................                  375,244(8)                   0.8
Jay M. Haft ................................                  247,744(9)                   0.5
William B. Saeger ..........................                  739,089(10)                  1.5
Fred D. Hirt ...............................                   75,000(11)                   .2
Carl N. Singer .............................                1,465,766                      3.0
Officers & Directors (as a Group 14 persons)               10,468,298                     21.8%

------------------

(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares.

(2) Based on 48,441,127 shares of Common Stock outstanding as of September 18, 1997. Exclusive of (i) 11,289 shares of Common Stock reserved for issuance pursuant to conversion of 2,650 outstanding shares of Preferred Stock each convertible into 4.26 shares of Common Stock; and (ii) 9,337,138 shares of Common Stock reserved for issuance pursuant to exercise of options and warrants of the Company.

(3) Mr. Smith is Chairman of the Board of Directors and President of the Company. Includes (i) 350,000 shares owned directly by Mr. Smith; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iii) 1,600,000 options exercisable at $.50 per share granted in October 1995; (iv) 1,000,000 options exercisable at $3.22 per share granted pursuant to Mr. Smith's March 1, 1997 Employment Agreement and (v) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(4) Mr. Zeiger is Chief Executive Officer, Chief Operating Officer and a Director of the Company. Includes (i) 1,000,000 Common Stock purchase options exercisable at $.96 per share pursuant to Mr. Zeiger's 1995

      Employment Agreement and (ii) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(5) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company. Includes (i) 125,000 shares held in Mr. Healey's name; (ii) 50,000 options exercisable at $1.00 per share granted at all Directors in August 1994; (iii) 500,000 options exercisable at $.50 per share granted in October 1995; (iv) 300,000 options exercisable at $3.22 per share granted pursuant to Mr. Healey's March 1, 1997 Employment Agreement and (v) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(6) Mr. Fistel is an Executive Vice President and was elected a Director of the Company in June 1996. Includes (i) 215,455 shares owned by Mr. Fistel and his wife; (ii) 300,000 options exercisable at $.30 per share; (iii) 110,000 options exercisable at $.50 per share; (iv) 250,000 options exercisable at $2.75 per share granted pursuant to Mr. Fistel's July 1, 1996 Employment Agreement and (v) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(7) Mr. Fischbein is a Director of the Company. Includes (i) 125,000 shares held in Mr. Fischbein's name; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iii) 225,000 options exercisable at $.50 per share granted in October 1995; (iv) and 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(8) Mr. Dworkin is a Director of the Company. Includes (i) 175,244 shares owned directly by Mr. Dworkin and his wife; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994;
      (iii) 100,000 options exercisable at $.50 per share granted in October 1995; and (iv) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(9) Mr. Haft is a Director of the Company. Includes (i) 47,744 shares owned directly to Mr. Haft; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iii) 100,000 options exercisable at $.50 per share granted in October 1995; and (iv) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(10) Mr. Saeger is a Director of the Company. Includes (i) 89,500 shares owned directly by Mr. Saeger; (ii) 449,589 shares held by Hedge Fund Management. Mr. Saeger holds a controlling position as Fund Manager of Hedge Fund Management, holder of these shares and is considered a beneficial owner;
      (iii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iv) 100,000 options exercisable at $.50 per share granted in October 1995 and (v) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(11) Mr. Hirt was elected a Director of the Company in June 1996. Includes (i) 25,000 options exercisable at $3.96 per share granted in June 1996 pursuant to the provisions of the Plan and (ii) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

         In February 1997, the Board of Directors awarded options to purchase 1,750,000 shares of Common Stock to officers and directors of the Company exercisable over five years at an exercise price of $3.22 per share. The options were granted to the following individuals: Gerald Smith (1,050,000), Robert H. Zeiger (50,000), Dennis W. Healey (350,000), Charles F. Fistel (50,000), Peter
D. Fischbein (50,000), Sidney Dworkin (50,000), Jay Haft (50,000), William B. Saeger (50,000) and Fred D. Hirt (50,000). In addition, between August 1996 and June 1997, the Company awarded options to purchase up to 459,500 shares of Common Stock to other employees of the Company (inclusive of 250,000 of Charles
F. Fistel), which options are exercisable at prices ranging from $1.97 to $3.69 per share during the five year term of the options.

      On October 6, 1995, the Board of Directors awarded options to purchase 2,835,000 shares of Common Stock to the officers and directors of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F. Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), Jay M. Haft (100,000) and William B. Saeger (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed except that Dr. Jay Sawardeker, a Vice President, did not file one report, covering one options grant transaction, in a timely manner.


ITEM   13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Gerald Smith, Chairman of the Board of Directors, President and Director of the Company, is the sole stockholder of Cytoferon, a former active affiliate of the Company.

         Peter D. Fischbein is a Director of the Company, and a directors of Medicore and Techdyne, was a member of a law firm, now dissolved, which firm acted as counsel to the Company, and Medicore from time to time. Mr. Fischbein's firm also handled the legal work for the Limited Partnership which has licensing agreements with the Company. In December 1994, Mr. Fischbein resigned as Secretary of the Company. In July 1994, Mr. Fischbein, in recognition for several years of service as a Director of the Company, was provided the right to purchase 125,000 shares of Common Stock at $.30 per share (market price at that time was approximately $.53 per share), payable through the issuance of a note in the principal amount of $36,250, with Mr. Fischbein receiving a bonus equal to the par value ($1,250) of the shares purchased. On May 15, 1995, the Company forgave Mr. Fischbein's note in lieu of a bonus for the 1995 fiscal year, following unanimous approval of the independent members of the Board of Directors.

         On February 5, 1993, the Stock Agreement with Cytoferon was executed, the initial $100,000 investment was made by Cytoferon and Gerald Smith, Chief Executive Officer, director and principal of Cytoferon became a Director of the Company. Upon Cytoferon's additional investment in May 1993, pursuant to which Cytoferon has invested $1,000,000 for 6,000,000 shares of Common Stock of the Company, Seymour Friend resigned as director. Mr. Friend is an officer and director of Medicore. In May 1993, Cytoferon moved its offices to the Company's facilities in Hialeah, Florida. In November 1993, the Company entered into the Additional Stock Purchase Agreement with Cytoferon and thereafter, issued 1,333,333 shares of common stock to Cytoferon for an additional investment of $400,000.

         In connection with Cytoferon's investments, the Company entered into a Marketing and Management Services Agreement ("MMS Agreement") with Cytoferon pursuant to which agreement Cytoferon became consultant to and exclusive distributor of products of the Company not approved by the U.S. Food and Drug Administration ("FDA") for national distribution in exchange for certain fees and commissions. The MMS Agreement provided for a management consulting fee of $240,000 per year subject to Cytoferon meeting certain per year and aggregate initial term and renewal term sales requirements. In addition, the MMS Agreement provided that Cytoferon was to have been the exclusive worldwide distributor, subject to maintaining certain sales minimums for all of the Company's non-FDA approved products for three years, a 4% sales commission on such sales, 50% of all fees received by the Company from the sale of any foreign franchises, licenses, technology transfer or joint ventures agreements and 20% of any ongoing foreign royalty payments.

         Cytoferon had obtained funds for such investments through sale of $2,181,500 principal amount of its Debentures between February 1993 and March 1994 (net of $849,250 of Debentures which were retired as a result of the settlement of the Cytoferon Debentures holders' suit against Cytoferon, Viragen and certain other parties). Each of the series of Debentures issued by Cytoferon carried an identical interest rate of 8.5%, were convertible into Common Stock of Viragen at $.30 per share and were secured by Common Stock of Viragen acquired through Cytoferon's investment in Viragen. The Cytoferon's Debentures were converted into 7,271,666 shares of Common Stock of Viragen in December 1994, at which time accrued interest of $133,364 was converted into 444,547 shares of Common Stock of Viragen also at a conversion ratio of $.30 per share.

         The Company's management believed it was in the long-term best interest of the Company to unify and consolidate management functions and efforts and eliminate conflicts that could arise by virtue of minimum sales requirements imposed on Cytoferon that could be inconsistent with the Company's plans to introduce new production technologies and refinement of related protocols. Accordingly, the Company executed the Subsequent Agreement, subject to receipt of a fairness opinion received in December 1994, which terminated the MMS Agreement, the Stock Purchase Agreement and Additional Stock Purchase Agreement and accelerated the issuance of the 1,750,000 shares previously contingently issuable under the Additional Stock Agreement concurrent with the cancellation of the aforementioned agreements.

         Messrs. Sidney Dworkin, Jay M. Haft and William B. Saeger, Directors of the Company, Mr. Jerome E. Treisman, a former director, and Charles F. Fistel, an Executive Vice President of the Company, purchased Cytoferon 8-1/2% Convertible Debentures in the respective principal amounts of $40,000, $62,500, $150,000, $22,500 and $50,000 which were convertible into common stock of the Company. The principal amount of such Debentures together with accrued interests were converted, effective September 30, 1994, at $.30 per share and accrued interest into 175,244 shares, 220,744 share, 533,766 shares, 78,668 and 177,922 shares of common stock of the Company.

         In November 1993, the Company issued $200,000 in 8-1/2%, three-year convertible debentures. These debentures were converted at $.30 per share in 666,668 shares of common stock on October 31, 1994. These shares are held by Fundamental Management Corp. and Hedge Fund Management, which are investment funds then managed by William B. Saeger, a Director of the Company. Mr Saeger remains the manager of Hedge Fund Management.

         On December 8, 1995, the Company consummated an Agreement and Plan of Reorganization with Sector Associates, Ltd. (the former name for Viragen (Europe), Ltd.) ("VEL") pursuant to which VEL acquired 100% of the outstanding capital stock of Viragen (Scotland) Ltd. in exchange for which Viragen received newly issued shares of convertible securities of VEL which represented approximately 94% of the then issued and outstanding capital of VEL. Prior thereto, on July 12, 1995, Viragen Technology, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement with VSL pursuant to which VSL obtained certain exclusive rights applicable to the EU countries and none-exclusive rights throughout the world (except within the United States and its territories) to engage in the manufacture and distribution of certain proprietary products and technologies relating to the therapeutic application of human leukocyte interferon. The term of the license is for 15 years, which is automatically renewed for successive 15-year periods. At the present time, the Company maintains at 70.3% capital stock interest in VEL, which in turn owns all of the capital stock of VSL.

         Messrs. Gerald Smith, Robert H. Zeiger and Dennis W. Healey, who are principal executive officers with the Company, also serve as the principal executive officers of VEL. Messrs. Smith, Healey and Fistel also serve as principal executive officers of the Company's majority-owned subsidiary Viragen U.S.A., Inc. Commencing in July 1996, following his resignation from Medicore and subsidiaries, Mr. Healey who is serving as VEL's Executive Vice President, Treasurer and Secretary, began receiving an annual salary of $85,000 per year. On March 1, 1997, Messrs. Smith and Healey entered into two year employment agreements, subsequently amended with VEL until terms similar to their employment agreement with the Company. The Agreements provide for annual salaries of $72,000 and $52,000, respectively. In November 1995, VSL issued options to purchase 100,000 share of each of its Common Stock to Messrs. Smith, Zeiger and Healey, which following the consummation of the Sector reorganization agreement were converted into options to purchase and aggregate of 300,000 shares of Common

Stock of VEL exercised at $.001 per share. All of such options were exercised at January 1996.

                                     PART IV

ITEM   14.        EXHIBIT AND REPORTS ON FORM 8-K

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

         (4) Instruments defining the rights of security holders, including indentures

                  (i) Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4)

                  (ii) Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15, 4.5)

                  (iii)    Omitted

                  (iv)     Omitted

                  (v)      Omitted

                  (vi)     Omitted

                  (vii)    Omitted

                  (viii) Form of three years 8.5% Convertible Subordinated Debenture (incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 1993)

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

                  (x)      1995 Stock Option Plan

                  (xi) Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996)

         (10)     Material contracts

                  (i) Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, File No. 2-89390, dated February 10, 1984 ("Medicore's S-1"), Part II, Item 16(a) (10) (xxxiii))

                  (ii) License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore's S-1, Part II, Item 16 (a) (10) (xxxiv))

                  (iii)    Omitted

                  (iv) Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986

                           (incorporated by reference to the November 1986 Form 8-K, Item 7(c) (i))

                  (v) Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)
                           (i))

                  (vi) Promissory Note from the Company to Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV, Item 10(a)
                           (10) (xx))

                  (vii) Loan Agreement between the Company and Medicore, Inc. dated January 31, 1991 (incorporated by reference to the Company's Current Report of Form 8-K dated February 26, 1991, Item 79c) (ii))

                  (viii) Amendment to Loan Agreement between the Company and Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV,
                           Item 14(a) (10) (xxi))

                  (ix) Florida Real Estate Mortgage and Security Agreement from the Company to Medicore, Inc. dated August 6, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part IV, Item 14(a) (10) (xxii))

                  (x)      Omitted

                  (xi)     Omitted

                  (xii) Promissory Note to Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991 ("June, 1991 Form 10-Q"), Part II, Item 6(a) (28) (i))

                  (xiii) Mortgage and Security Agreement issued to the Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's June, 1991 Form 10-Q, Part II, Item 6(a) (28) (ii))

                  (xiv) Acquisition Agreement between the Company and Medicore, Inc. dated August 2, 1991 (incorporated by reference to the Company's 1991 Form 10-K, Part II,
                           Item 14(a) (10) (xxiii))

                  (xv) Lease between the Company and Medicore, Inc. dated December 8, 1992 (incorporated by reference to the Company's Current Report on Form 8-K, dated January 21, 1993 ("January 1993 Form 8-K"), Item 7(c) (10)
                           (i))

                  (xvi) Addendum to Lease between the Company and Medicore, Inc. dated January 15, 1993 (incorporated by reference to the Company's January 1993 Form 8-K,
                           Item 7(c) (10) (ii))

                  (xvii) Agreement for Sale of Stock between the Company and Cytoferon Corp. dated February 5, 1993 (incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1993 Item 7(c) (28))

                  (xviii) Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1993, Item 7(c) (28)
                           (i))

                  (xix) Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a) (10) (xix))

                  (xx) Note and Mortgage Modification Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a) (10) (xx))

                  (xxi) Amendment No. 2 to the Loan Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a) (10) (xxi))

                  (xxii) Amendment to Acquisition Agreement between the Company and Medicore, Inc. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a) (10) (xxii))

                  (xxiii) Marketing and Management Services Agreement between the Company and Cytoferon Corp. dated August 18, 1993 (incorporated by reference to the Company's June 30, 1993 Form 10-K, Part IV, Item 14(a) (10) (xxiii))

                  (xxiv) Agreement for Sale of Stock between Cytoferon and the Company dated November 19,

                            1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)
                            (10) (xxiv))

                (xxv) Employment Agreement between Gerald Smith and the Company dated November 19, 1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K,
                            Part IV, Item 14(a) (10) (xxv)) as amended by modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10) (xxv))

                (xxvi) Common Stock Purchase Warrant Agreement between Northlea Partners Ltd. and the Company dated January 6, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a) (10)
                            (xxvi))

                (xxvii) Management Consulting Agreement between the Company, Medvest, Inc. and Dr. John Abeles dated January 6, 1994 (incorporated by reference to the Company's Current Report on Form 8-K, dated November 17, 1993)

                (xxviii) Employment Agreement between Dennis W. Healey and the Company dated April 8, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K,
                            Part IV, Item 14(a) (10) (xxvii) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 SB-2, Part II, Item 27 (10) (xxvii))

               (xxix) Promissory Note between the Company and Gerald Smith dated April 18, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a) (10) (xxviii))

                (xxx) Employment Agreement between Charles F. Fistel and the Company dated July 1, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K,
                            Part V, Item 14(a) (10) (xxix)) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10) (xxix))

                (xxxi) Placement Agent Agreement and Common Stock Purchase Warrant issued to Laidlaw Equities, Inc. and designees (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10)
                            (xxxi))

                (xxxii) Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10) (xxxii))

                (xxxiii) Modified Sale of Stock and Stock Option Agreement with Peter D. Fischbein (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27
                            (10) (xxxiii)),

                (xxxiv) Agreement with Moty Hermon (incorporated by reference to the Company's 1995 Form SB-2, Part II,
                            Item 27 (10) (xxxiv))

                (xxxv) Agreement with University of Nebraska-Medical Center (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10) (xxxv))

                (xxxvi) License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10) (xxxvi))

                (xxxvii) Agreed Motion for Consent Final Order and Settlement Agreement dated August 29, 1995 (incorporated by reference to the Company's June 30, 1995 Form 10-KSB)

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

                (xxxix) Securities Purchase Agreement dated June 7, 1996 (incorporated by references to the Company's current report on Form 8-K dated June 7, 1996).

                (xxxx) Employment Agreement between Charles F. Fistel and the Company dated July 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

                (xxxxi)     Stock Option Agreement between the Company and Fred
                            D. Hirt dated August 2, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

                (xxxxii) Form of Private Securities Subscription Agreement dated November 27, 1996 and related Registration Rights Agreement and Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 1997)

                (xxxxiii)   Private Securities Subscription Agreement dated
                            February 3, 1997 and related Regulation Rights
                            Agreement, Common Stock Purchase Warrant and related agreements (incorporated by reference to the Company's Current Report on Form 8-K dated February
                            14, 1997)

                (xxxxiv) Securities Purchase Agreement dated as of December 31, 1996 and related Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 1997)

                (xxxxv) Employment Agreement between Gerald Smith and the Company dated March 1, 1997.

                (xxxxvi) Employment Agreement between Dennis W. Healey and the Company dated March 1, 1997.

                (xxxxvii)   Employment Agreement between Robert C. Rech and the
                            Company dated May 19, 1997.

                (xxxxviii)  11 month 10% Promissory Note dated July 1, 1997
                            (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997).

                (xxxxix) Employment Agreement between Robert H. Zeiger and the Company dated August 1, 1997.

                (L) Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Shares (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997)

                (Li) Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock, Series G (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997)

                (Lii) Series F Convertible Preferred Stock Exchange Agreement, dated July 23, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997)

                (Liii) Series G Convertible Preferred Stock Exchange Agreement, dated August 27, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997)

         (11)   Statement re computation of loss per share

         (21)   Subsidiaries of the registrant

         (23)   Consent of Independent Auditors

         (27)   Financial Data Schedule (for SEC use only).

                  (b)      Reports on Form 8-K filed during the fourth quarter

                  (i) Item 5 - Other Events and Item 7 - Financial Statements, Proforma Financial Information and Exhibits filed June 25, 1996.

                  (ii) Item 7 - Financial Statements, Proforma Financial Information and Exhibits filed July 11, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRAGEN INC.

                               By    /s/   DENNIS W. HEALEY
                                     -----------------------------------------
                                           Dennis W. Healey
                                           Executive Vice President, Treasurer
                                           Principal Financial Officer

Dated:  September 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                      Title                           Date

/s/   GERALD SMITH          Chairman of the Board of         September 25, 1997
-------------------------   Directors, Principal
      Gerald Smith          Executive Officer and
                            President

/s/   ROBERT H. ZEIGER      Chief Executive Officer and      September 27, 1997
-------------------------   Director
      Robert H. Zeiger

/s/   DENNIS W. HEALEY      Executive Vice President,        September 25, 1997
-------------------------   Treasurer, Principal
      Dennis W. Healey      Financial Officer and Director


/s/   CHARLES F. FISTEL     Executive Vice President,        September 26, 1997
-------------------------   Director
      Charles F. Fistel

/s/   JOSE I. ORTEGA        Controller and                   September 25, 1997
-------------------------   Principal Accounting
      Jose I. Ortega        Officer


/s/   PETER D. FISCHBEIN    Director                         September 26, 1997
-------------------------
      Peter D. Fischbein

/s/                         Director
-------------------------
      Sidney Dworkin

/s/                         Director
-------------------------
      Jay M. Haft

/s/   WILLIAM B. SAEGER     Director                      September 29, 1997
-------------------------
      William B. Saeger

/s/                         Director
-------------------------
      Fred D. Hirt

/s/   CARL N. SINGER        Director                      September 29, 1997
-------------------------
      Carl N. Singer

                         VIRAGEN, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:

Report of Independent Certified Public Accountants...................................   F2

Consolidated balance sheets - June 30, 1997 and 1996.................................   F3

Consolidated statements of operations - Years ended June 30, 1997, 1996 and 1995.....   F5

Consolidated statements of stockholders' equity - Years ended June 30, 1997, 1996
   and 1995..........................................................................   F6

Consolidated statements of cash flows - Years ended June 30, 1997, 1996 and 1995.....   F13

Notes to consolidated financial statements...........................................   F15

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.






                                      F1

                REPORT OF INDEPENDENT CERTIFED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

         We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP

Miami, Florida
September 25, 1997




                                      F2

                          VIRAGEN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                       JUNE 30,
                                                                               ----------------------
                                                                               1997              1996
                                                                               ----              ----
Current Assets
   Cash and cash equivalents ...........................................   $ 12,873,301    $ 19,449,059
   Marketable securities, available-for-sale ...........................     18,541,616            --
   Prepaid expenses ....................................................        237,569          87,765
   Due from employees ..................................................         53,980          97,340
   Other current assets ................................................        674,992         130,355
                                                                           ------------    ------------
               TOTAL CURRENT ASSETS ....................................     32,381,458      19,764,519

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements .....................................      3,011,044       1,195,209
   Equipment and furniture .............................................      3,909,182       1,647,762
   Construction in progress ............................................        370,364          21,811
                                                                           ------------    ------------
                                                                              7,290,590       2,864,782
   Less accumulated depreciation .......................................     (2,252,392)     (2,026,830)
                                                                           ------------    ------------
                                                                              5,038,198         837,952
DEPOSITS AND OTHER ASSETS ..............................................         41,887          14,955
                                                                           ------------    ------------
                                                                           $ 37,461,543    $ 20,617,426
                                                                           ============    ============


                 See notes to consolidated financial statements.






                                      F3

                          VIRAGEN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             JUNE 30,
                                                                                      ---------------------
                                                                                      1997             1996
                                                                                      ----             ----
CURRENT LIABILITIES
   Accounts payable.............................................................   $ 1,431,211    $   310,039
   Accrued expenses and other liabilities.......................................     1,573,464        503,340
   Current portion of long-term debt............................................        45,703        685,211
                                                                                   -----------    -----------
              TOTAL CURRENT LIABILITIES.........................................     3,050,378      1,498,590

ROYALTIES PAYABLE...............................................................       107,866        107,866
LONG-TERM DEBT, less current portion............................................       238,895        115,563
MINORITY INTEREST...............................................................     1,920,100      1,620,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.
       Authorized 375,000 shares; issued and outstanding 2,650 shares.
       Liquidation preference value: $10 per share, aggregating $26,500.........         2,650          2,650
   Convertible 5% Series B cumulative preferred stock, $1.00 par value.
       Authorized 15,000 shares; issued and outstanding 7,445 and 15,000
       shares at June 30, 1997 and 1996, respectively...........................         7,445         15,000
   Convertible Series C preferred stock, $1.00 par value. Authorized 5,000
       shares; issued and outstanding 974 shares at June 30, 1997...............           974              -
   Convertible 6% Series D cumulative preferred stock, $1.00 par value.
       Authorized 15,000 shares; issued and outstanding 10,200 shares at
       June 30, 1997............................................................        10,200              -
   Convertible 5% Series E cumulative preferred stock, $1.00 par value.
       Authorized, issued and outstanding 5,000 shares at June 30, 1997.........         5,000              -
   Common stock, $.01 par value. Authorized 75,000,000 and 50,000,000 shares at
       June 30, 1997 and 1996, respectively; issued 46,260,360 and 37,896,072 shares at June 30, 1997 and 1996, respectively, of which 386,777 shares
       are held as treasury stock at June 30, 1997 .............................       462,601        378,959
   Capital in excess of par value ..............................................    59,995,768     38,618,391
   Treasury stock ..............................................................      (699,150)             -
   Retained deficit ............................................................   (27,802,624)   (21,782,872)
   Foreign currency translation adjustment .....................................       273,469         43,057
   Notes due from officers/directors............................................      (101,417)             -
   Unrealized loss on marketable securities, available-for-sale ................       (10,612)             -
                                                                                  ------------   ------------
              TOTAL STOCKHOLDERS' EQUITY .......................................    32,144,304     17,275,185
                                                                                  ------------   ------------
                                                                                  $ 37,461,543   $ 20,617,426
                                                                                  ============   ============


                 See notes to consolidated financial statements.






                                      F4

                          VIRAGEN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED JUNE 30,
                                                                      ---------------------------------------
                                                                          1997          1996          1995
                                                                      ---------------------------------------
Income
   Revenues ........................................................  $         -   $   229,967   $   573,677
   Research subsidy ................................................            -       330,000             -
   Interest and other income .......................................    1,403,610       179,069       148,219
                                                                      -----------   -----------   -----------
                                                                        1,403,610       739,036       721,896
Cost and Expenses
   Cost of goods sold ..............................................            -       178,368       348,642
   Inventory valuation .............................................            -             -       788,052
   Research and development costs ..................................    2,168,914     1,503,434       605,025
   Selling, general and administrative expenses ....................    3,938,323     3,500,494     2,028,747
   Contract termination fee ........................................            -             -       525,000
   Depreciation and amortization ...................................      281,920       200,209        97,329
   Bad debt expense ................................................       20,345        48,970       186,220
   Interest expense ................................................       30,713        92,576        94,720
                                                                      -----------   -----------   -----------
                                                                        6,440,215     5,524,051     4,673,735
                                                                      -----------   -----------   -----------
Loss before minority interest ......................................   (5,036,605)   (4,785,015)   (3,951,839)
Minority interest in loss of consolidated subsidiaries .............      261,360       112,744             -
                                                                      -----------   -----------   -----------
NET LOSS ...........................................................   (4,775,245)   (4,672,271)   (3,951,839)

Deduct required dividends on convertible preferred stock,
   Series A                                                                20,760         2,650         3,450
Deduct required dividends on convertible preferred stock,
   Series B                                                             4,441,676       894,976             -
Deduct required dividends on convertible preferred stock,
   Series C                                                               844,960             -             -
Deduct required dividends on convertible preferred stock,
   Series D                                                             3,619,407             -             -
Deduct required dividends on convertible preferred stock,
   Series E                                                               971,936             -             -
                                                                     ------------   -----------   -----------
LOSS ATTRIBUTABLE TO COMMON STOCK                                    $(14,673,984)  $(5,569,897)  $(3,955,289)
                                                                     ============   ===========   ===========
LOSS PER COMMON SHARE, after deduction for required
     dividends on convertible preferred stock ...................... $      (0.37)  $     (0.15)  $     (0.12)
                                                                     ============   ===========   ===========
Weighted average common shares outstanding .........................   39,134,631    36,198,302    32,137,693
                                                                     ============   ===========   ===========





                 See notes to consolidated financial statements.




                                      F5

                        VIRAGEN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                    PREFERRED   PREFERRED   PREFERRED   PREFERRED  PREFERRED              CAPITAL IN     COMMON
                      STOCK,      STOCK,      STOCK,      STOCK,     STOCK,     COMMON    EXCESS OF       STOCK       TREASURY
                     SERIES A    SERIES B    SERIES C   SERIES D   SERIES E      STOCK    PAR VALUE     SUBSCRIBED     STOCK
                     --------    --------    --------   ---------  ---------     -----    ---------     ----------    --------
Balance at July 1,
 1994 .............. $3,450      $     --    $     --    $     --   $     --    $202,182  $12,698,723   $1,126,250      $   --
Conversion of
 Convertible
 Debentures
 (666,668 shares)...                                                               6,666      193,334
Shares of Cytoferon
 from modification
 of Agreement.......                                                              17,500      507,500
Private placement of
 Common Stock
 (8,919,000 shares).                                                              89,190    3,478,410   (1,013,750)
Issuance costs .....                                                                         (382,633)
Private placement of
 Common Stock
 (3,426,667 shares).                                                              34,267    2,021,733
Issuance costs......                                                                          (77,096)
Repurchase of
 Warrants (584,160
 shares) ...........                                                                          (14,604)
Purchase of stock
 by Officers and
 affiliates (375,000
 shares)............                                                               3,750      108,750     (112,500)
Registration costs
 for form S-B2 .....                                                                         (128,031)
Stock subscribed by
 Financial
 Consultants........                                                                                        45,296
Officers' notes
 forgiven on stock
 purchases .........
     Net Loss.......
                     ------      --------    --------   ---------  ---------    --------  -----------   ----------     ---------
Balance at
 June 30, 1995 ..... $3,450      $     --    $     --    $     --   $     --    $353,555  $18,406,086   $   45,296      $     --


                                     FOREIGN       NOTES DUE
                                     CURRENCY        FROM
                         RETAINED   TRANSLATION    OFFICERS/
                         DEFICIT     ADJUSTMENT    DIRECTORS
                         -------     ----------    ---------
Balance at July 1,
 1994 ..............   $(13,158,762)   $     --    $(326,250)
Conversion of
 Convertible
 Debentures
 (666,668 shares)...
Shares of Cytoferon
 from modification
 of Agreement.......
Private placement of
 Common Stock
 (8,919,000 shares).
Issuance costs .....
Repurchase of
 Warrants (584,160
 shares) ...........
Purchase of stock
 by Officers and
 affiliates (375,000
 shares)............
Private placement of
 Common Stock
 (3,42,667 shares)..
Issuance costs......
Registration costs
 for form S-B2 .....
Stock subscribed by
 Financial
 Consultants........
Officers' notes
 forgiven on stock
 purchases .........                               326,250
     Net Loss.......    (3,951,839)
                     -------------   --------    ---------
Balance at
 June 30, 1995 ..... $ (17,110,601)  $     --    $      --


                See notes to consolidated financial statements.

                                      F6

                          VIRAGEN, INC. AND SUBSIDIARIES




                      PREFERRED PREFERRED  PREFERRED   PREFERRED  PREFERRED           CAPITAL IN      COMMON
                        STOCK,    STOCK,     STOCK,      STOCK,     STOCK,   COMMON    EXCESS OF       STOCK    TREASURY
                       SERIES A  SERIES B   SERIES C   SERIES D   SERIES E    STOCK    PAR VALUE     SUBSCRIBED  STOCK
                      ---------  --------  ---------   ---------  ---------   -----    ---------     ---------- --------
Balance at June 30,
 1995 ................ $ 3,450   $  --      $     --    $     --   $     --   $353,555  $18,406,086  $  45,296  $     --
Issuance of Common
 Stock to Consultants
 (59,600 shares) .....                                                             596       44,700    (45,296)
Exercise of Warrants
 by Consultants
 (772,028 shares) ....                                                           7,719      451,945
Compensation expense
 on directors,
 officers, and
 employees options ...                                                                      183,144
Exercise of warrants
 from private
 placement (358,912
 shares) .............                                                           3,589      183,212
Exercise of warrants
 by Directors (50,000
 shares) .............                                                             500       14,500
Exercise of warrants
 by management,
 officers and
 employees
 (1,293,500 shares)...                                                          12,935      445,437
Compensation expense
 on consultants'
 options .............                                                                      316,300
Proceeds from
 subsidiary offering..                                                                    3,511,061
Proceeds from initial
 investment in Sector
 Associates Ltd.......                                                                      774,206
Issuance of Viragen
 (Europe) Ltd. stock
 to Directors and
 Affiliate of
 subsidiary ..........                                                                      243,000
Officers' notes
 forgiven on stock
 purchase ............
Conversion of Series
 A Preferred Stock....    (800)                                                     65          735
Sale of Series B
 Preferred Stock, net
 of issuance costs of
 $940,935.............            15,000                                                 14,044,065
Foreign currency
 translation
 adjustment ..........
     Net Loss.........
                       -------   -------     --------   --------   ---------  --------   -----------     ------  ------
Balance at June 30,

 1996 ................ $ 2,650   $15,000     $     --   $     --   $      --  $378,959   $38,618,391     $   --  $   --




                See notes to consolidated financial statements.

                                       F7

                         VIRAGEN, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)


                                    FOREIGN      NOTES DUE
                                    CURRENCY      FROM
                         RETAINED  TRANSLATION   OFFICERS/
                         DEFICIT    ADJUSTMENT   DIRECTORS
                         -------    ----------   ---------
Balance at June 30,
 1995 ................  $(17,110,601)  $   --    $     --
Issuance of Common
 Stock to Consultants
 (59,600 shares) .....
Exercise of Warrants
 by Consultants
 (772,028 shares) ....
Compensation expense
 on directors,
 officers, and
 employees options ...
Exercise of warrants
 from private
 placement (358,912
 shares) .............
Exercise of warrants
 by Directors (50,000
 shares) .............
Exercise of warrants
 by management,
 officers and
 employees
 (1,293,500 shares)...                           (290,000)
Compensation expense
 on consultants'
 options .............
Proceeds from
 subsidiary offering..
Proceeds from initial
 investment in Sector
 Associates Ltd.......
Issuance of Viragen
 (Europe) Ltd. stock
 to Directors and
 Affiliate of
 subsidiary ..........
Officers' notes
 forgiven on stock
 purchase ............                            290,000
Conversion of Series
 A Preferred Stock....
Sale of Series B
 Preferred Stock, net
 of issuance costs of
 $940,935.............
Foreign currency
 translation                           43,057
 adjustment ..........
     Net Loss.........    (4,672,271)
                        ------------   -------   ---------
Balance at June 30,
 1996 ................  $(21,782,872)  $43,057   $      --


                See notes to consolidated financial statements.



                                       F8

                          VIRAGEN, INC. AND SUBSIDIARIES




            PREFERRED PREFERRED PREFERRED  PREFERRED  PREFERRED           CAPITAL IN        COMMON
              STOCK,   STOCK,     STOCK,    STOCK,      STOCK,   COMMON    EXCESS OF        STOCK        TREASURY
            SERIES A  SERIES B  SERIES C   SERIES D    SERIES E   STOCK    PAR VALUE      SUBSCRIBED      STOCK
            --------  --------  --------   --------   ---------   -----    ---------      ----------      -----
Balance at
June 30,
1996        $ 2,650   $15,000   $    --    $    --     $   --    $378,959  $38,618,391    $  --         $  --

Exercise of
Options by
Employees                                                           1,990       85,470

Exercise of
Warrants                                                            3,193      293,184

Exercise of
Viragen
(Europe)
Ltd.
Warrants                                                                       697,464

Exercise of
Viragen
U.S.A.,
Inc. Options                                                                    (4,128)

Additional
issuance
costs for
Series B
convertible
preferred
stock                                                                          (24,996)

Sale of
Series C
convertible
preferred
stock, net
of issuance
costs                             5,000                                      4,735,923

Sale of
Series D
convertible
preferred
stock, net
of issuance
costs                                       15,000                          14,035,349

Sale of
Series E
convertible
preferred
stock, net
of issuance
costs                                                   5,000                4,676,744

Conversion
of Series D
convertible
preferred
stock                                       (3,800)                24,425      (20,625)

Dividends on
Series B
convertible
preferred
stock, paid
in common
stock                                                                   2          860

Dividends on
Series D
convertible
preferred
stock, paid
in common
stock                                                                 233       34,179

Forgiveness
of Officer
Note

Loan to
Director

Interest
income on
Director
Loan
            -------   -------   -------    -------     ------    --------  -----------    -----         -----
Subtotal    $ 2,650   $15,000   $ 5,000    $11,200     $5,000    $408,802  $63,127,815    $  --         $  --



                See notes to consolidated financial statements.

                                       F9

                          VIRAGEN, INC. AND SUBSIDIARIES



                                    FOREIGN      NOTES DUE
                                   CURRENCY        FROM
                    RETAINED      TRANSLATION    OFFICERS/
                    DEFICIT       ADJUSTMENT     DIRECTORS
                    -------       ----------     --------
Balance at
June 30,
1996             $(21,782,872)     $43,057      $      --

Exercise of
Options by
Employees                                         (12,500)

Exercise of
Warrants

Exercise of
Viragen
(Europe)
Ltd.
Warrants

Exercise of
Viragen
U.S.A.,
Inc. Options

Additional
issuance
costs for
Series B
convertible
preferred
stock

Sale of
Series C
convertible
preferred
stock, net
of issuance
costs

Sale of
Series D
convertible
preferred
stock, net
of issuance
costs

Sale of
Series E
convertible
preferred
stock, net
of issuance
costs

Conversion
of Series D
convertible
preferred
stock

Dividends on
Series B
convertible
preferred
stock, paid
in common
stock                   (862)

Dividends on
Series D
convertible
preferred
stock, paid
in common
stock                (36,224)

Forgiveness
of Officer
Note                                              12,500

Loan to
Director                                        (100,000)

Interest
income on
Director
Loan                                               (1,417)
                 ------------      -------      ---------
Subtotal         $(21,819,958)     $43,057      $(101,417)




                See notes to consolidated financial statements.



                                      F10

                        VIRAGEN, INC. AND SUBSIDIARIES




                                    PREFERRED PREFERRED PREFERRED  PREFERRED PREFERRED           CAPITAL IN     COMMON
                                      STOCK,   STOCK,     STOCK,    STOCK,     STOCK,   COMMON    EXCESS OF      STOCK    TREASURY
                                    SERIES A  SERIES B  SERIES C   SERIES D   SERIES E   STOCK    PAR VALUE    SUBSCRIBED   STOCK
                                    --------  --------  --------   --------   --------   -----    ---------    ---------- --------
Balance
Forward                              $ 2,650  $15,000   $ 5,000    $11,200    $5,000    $408,802  $63,127,815  $       -- $      --

Dividends on
Series A
convertible
preferred
stock

Dividends on
Series B
convertible
preferred
stock

Dividends on
Series D
convertible
preferred
stock

Dividends on
Series E
convertible
preferred
stock

Conversion of
Series B
convertible
preferred
stock                                          (7,555)                                    42,163      (34,608)

Conversion of
Series C
convertible
preferred
stock                                                    (4,026)                          11,636   (2,548,739)

Purchase of
Treasury
stock                                                                                                                     (987,395)

Issuance of
Treasury stock for
Settlement
of Litigation                                                                                                              288,245

Exercise of
Cash-out
Option on
Conversion of
Series D
convertible
preferred
stock                                                               (1,000)                          (999,000)

Compensation
expense on
Options
granted to
Officers                                                                                              287,550

Compensation
expense on
Options
granted to
Employee                                                                                              162,750

Foreign
currency
translation
adjustment

Net loss
                                     -------  -------   -------    -------    ------    --------  -----------  ---------  ---------
Balance at
June 30,
1997                                 $ 2,650  $ 7,445   $   974    $10,200    $5,000    $462,601  $59,995,768  $      --  $(699,150)
                                     =======  =======   =======    =======    ======    ========  ===========  =========  =========




                See notes to consolidated financial statements.

                                      F11

                          VIRAGEN, INC. AND SUBSIDIARIES

                                           FOREIGN      NOTES DUE
                                           CURRENCY        FROM
                           RETAINED       TRANSLATION    OFFICERS/
                           DEFICIT         ADJUSTMENT    DIRECTORS
                           -------         ----------     ---------
Balance
Forward                    $(21,819,958)    $43,057        $(101,417)

Dividends on
Series A
convertible
preferred
stock                           (20,591)

Dividends on
Series B
convertible
preferred
stock                          (757,083)

Dividends on
Series D
convertible
preferred
stock                          (290,500)

Dividends on
Series E
convertible
preferred
stock                           (27,083)

Conversion of
Series B
convertible
preferred
stock

Conversion of
Series C
convertible
preferred
stock

Purchase of
Treasury
stock

Issuance of
Treasury stock for
Settlement
of Litigation

Exercise of
Cash-out
Option on
Conversion of
Series D
convertible
preferred
stock                          (112,164)

Compensation
expense on
Options
granted to
Officers

Compensation
expense on
Options
granted to
Employee

Foreign
currency
translation
adjustment                                   230,412

Net loss                     (4,775,245)
                           ------------     --------       ---------
Balance at
June 30,
1997                       $(27,802,624)    $273,469       $(101,417)
                           ============     ========       =========

                See notes to consolidated financial statements.

                                      F12

                          VIRAGEN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30,
                                                                                   -------------------
                                                                            1997          1996          1995
                                                                            ----          ----          ----
Net Loss .............................................................. $ (4,775,245)  $(4,672,271)  $(3,951,839)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ......................................      281,920       200,209        97,329
   Issuance of treasury stock for settlement of litigation.............      288,245            --            --
   Issuance of common stock to officers, employees and others .........           --            --            --
   Consulting fees paid in stock warrants .............................           --       316,300        45,296
   Compensation expense on stock options ..............................      450,300       183,144            --
   Officers and directors notes forgiven on stock purchases ...........       12,500       294,652       326,250
   Gain on sale of equipment ..........................................           --            --        (6,000)
   Minority interest in loss of subsidiary ............................     (261,360)     (112,744)           --
   Provision for bad debt expense .....................................       20,345        48,970       186,220
   Loss due to write-down of inventory ................................           --            --       788,052
   Contract termination fee paid in common stock ......................           --            --       525,000
   Loss due to write-down of land, building and improvements ..........           --       316,267            --
   Issuance of Viragen (Europe) Ltd. stock to Directors and
     affiliate of subsidiary ..........................................           --       243,000            --
   Accrued interest income on Director Note............................       (1,417)           --            --
Increase (decrease) relating to operating activities from:
   Accounts and notes receivable ......................................           --       (22,172)     (142,130)
   Inventory ..........................................................           --       211,200      (232,781)
   Prepaid expenses ...................................................     (149,804)       16,760       (68,336)
   Other current assets ...............................................     (521,622)       94,007         1,725
   Deposit and other assets ...........................................      (26,932)        1,345        (5,993)
   Accounts payable ...................................................    1,121,172        57,155      (214,506)
   Accrued expenses and other liabilities .............................       49,053       104,150      (152,215)
                                                                        ------------   -----------   -----------
        Net cash used in operating activities .........................   (3,512,845)   (2,720,028)   (2,803,928)

INVESTING ACTIVITIES
   Purchase of marketable securities, available-for-sale ..............  (18,552,228)           --            --
   Proceeds from sale of equipment ....................................           --                       6,000
   Additions to property, plant and equipment, net ....................   (4,482,166)     (163,316)     (232,838)
                                                                        ------------   -----------   -----------
   Net cash used in investing activities ..............................  (23,034,394)     (163,316)     (226,838)

FINANCING ACTIVITIES
   Payments on long-term debt .........................................     (682,176)     (277,477)      (54,459)
   Proceeds (additional issuance costs) from sale of preferred
     stock Series B, net ..............................................      (24,996)   14,059,065            --
   Proceeds from subsidiary's sale of common stock, net ...............           --     5,101,752            --
   Proceeds from long-term debt .......................................      166,000            --            --
   Proceeds from exercise of subsidiaries' options and warrants........    1,254,574            --            --
   Proceeds from sale of preferred
     stock Series C, D and E, net......................................   23,473,016            --            --
   Repurchase of warrants .............................................           --            --       (14,604)
   Preferred dividends paid to preferred stock
     Series A, B, D and E..............................................     (914,764)           --            --
   Proceeds from exercise of options and warrants .....................      371,337       732,496            --
   Refund of capital investment to preferred stock Series C investors .   (1,702,971)           --            --
   Exercise of cash-out option on conversion of preferred stock
     Series D .........................................................   (1,111,556)           --            --
   Purchase of treasury stock .........................................     (987,395)           --            --
   Loan to Director ...................................................     (100,000)           --            --
   Proceeds from sale of common stock, net ............................           --            --     4,252,621
   Cash acquired through reverse acquisition of Sector Associates, Ltd.           --       768,823            --
   Expense payments on SB-2 registration ..............................           --            --      (128,031)
                                                                        ------------   -----------   -----------
        Net cash provided by financing activities .....................   19,741,069    20,384,659     4,055,527
Effect of exchange rate fluctuations on cash ..........................      230,412        43,057            --
                                                                        ------------   -----------   -----------
(Decrease) increase in cash ...........................................   (6,575,758)   17,544,372     1,024,761
Cash and cash equivalents at beginning of period ......................   19,449,059     1,904,687       879,926
                                                                        ------------   -----------   -----------
Cash and cash equivalents at end of period ............................ $ 12,873,301   $19,449,059   $ 1,904,687
                                                                        ============   ===========   ===========

                See notes to consolidated financial statements.

                                      F13

                          VIRAGEN, INC. AND SUBSIDIARIES


                                                                                   YEAR ENDED JUNE 30,
                                                                                   -------------------
                                                                            1997          1996          1995
                                                                            ----          ----          ----
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid .........................................................  $     31,172  $    91,194   $    87,297


     During the years ended June 30, 1997, 1996 and 1995, the Company had the following non-cash investing and financing activities:

                                                                                   YEAR ENDED JUNE 30,
                                                                                   -------------------
                                                                            1997          1996          1995
                                                                            ----          ----          ----
Issuance of notes for purchase of common stock.........................  $        --   $   290,000   $        --
Issuance of common stock for convertible debentures....................           --            --       200,000
Issuance of common stock to officers and affiliates....................           --            --       112,500
Contract termination fee paid in common stock..........................           --            --       525,000
Equipment acquired through capital leases..............................           --       158,930        54,200
Issuance of Viragen (Europe) Ltd. stock to directors and affiliate.....           --       243,000            --
Other receivables acquired through reverse acquisition
  of Sector Associates, Ltd............................................           --       195,000            --
Liabilities assumed through reverse acquisition
  of Sector Associates, Ltd............................................           --        47,341            --
Preferred dividends paid in common stock...............................       35,274            --            --
Conversion of preferred stock into common shares.......................       78,224            --            --
Issurance of treasury stock for settlement of litigation...............      288,245            --            --


                See notes to consolidated financial statements.

                                      F14

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTES A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CONSOLIDATION: Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc. and Viragen Technology, Inc. ("VTI"), and its majority owned subsidiaries, Viragen USA, Inc. ("VUSA") and Viragen (Europe) Ltd. ("VEL"), including its wholly-owned subsidiaries, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         INVENTORY: During the year ended June 30, 1995 as part of an agreement reached with the Florida Department of Health and Rehabilitation Services and determination by management to focus efforts on obtaining regulatory approvals, the Company discontinued new patient enrollments under the State of Florida 499 Program. Accordingly, the Company recorded a write-down of its interferon inventory, effective December 1994, of $788,052.


         PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes.

         The Company adopted the provisions of FAS 121 - Accounting for the Impairment of Long-Lived Assets, as of July 1, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators exist at June 30, 1997.

         SALE OF STOCK BY SUBSIDIARIES: The Company accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

         LOSS PER COMMON SHARE: Loss per common share has been computed based on the weighted average number of shares outstanding during each period. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted loss per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it is not dilutive. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, as well as, embedded dividends arising from discounted conversion terms on the Company's Convertible Preferred Stocks and related Warrants.

         FINANCIAL INSTRUMENTS: The carrying amount of financial instruments, including cash and cash equivalents, marketable securities, and accounts payable approximate fair value as of June 30, 1997. The Company's long-term unsecured note with the Scottish Regional Development Authority approximates fair value since it was recently negotiated.

         MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: The Company has invested in debt securities issued by the U.S. Treasury and other U.S. government agencies. These investments are classified as current assets, in accordance with ARB No.
43. Amortized cost of the Company's investment in marketable securities, available-for-sale totalled $18,559,013 at June 30, 1997.

         RECLASSIFICATION: Certain reclassifications have been made to June 30, 1996 and 1995 financial statement amounts to conform to the presentation for the June 30, 1997 financial statements.

         ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         INCOME TAXES: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

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


                                      F15

                         VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

         STOCK BASED COMPENSATION: Effective July 1, 1996, the Company adopted the provisions of FAS 123 - Accounting for Stock-Based Compensation. The Company continues to account for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant.

         RECENT PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Common Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary loss per common share for the years ended June 30, 1997 and 1996, will be immaterial.

NOTE B - CAPITAL STOCK

COMMON STOCK

         As further described in Note H, in August 1994, Cytoferon Corp. ("Cytoferon") was issued 1,750,000 shares of the Company's common stock upon termination of its Management and Marketing Services Agreement with the Company.

         In October 1994, $200,000 of Convertible Debentures were converted into 666,668 shares of common stock.

         In fiscal 1994, the Company commenced a Private Placement of its common stock which concluded subsequent to June 30, 1994 with the issuance of 8,919,000 shares at $.40 per share. In connection with this offering, the Company issued 765,650 common stock purchase warrants entitling the holder to purchase one share of common stock at $0.52 per share for a period of five years from date of issuance.

         In November 1994, the Company commenced a second Private Placement solely to accredited investors to raise, through the sale of Common Stock at $.60 per share, a maximum of $3,000,000. This offering was completed on December 31, 1994 with the Company having realized gross proceeds of $2,056,000 upon the issuance of 3,426,667 shares. The net proceeds of this offering of approximately $1,980,000 were utilized for general working capital purposes.

OPTIONS AND WARRANTS

         In August, 1994, the Company issued five-year options to purchase an aggregate of 350,000 shares exercisable at $1.00 per share which were divided equally among the seven directors of the Company (one of whom subsequently resigned). Also during fiscal 1994, the Company entered into stock purchase and option agreements with officers and directors totaling 2,250,000 shares obtainable at $.30 per share, of which 1,125,000 shares were immediately exercisable and 1,125,000 shares were subject to certain performance criteria. During fiscal 1995, the option related performance criteria were met and the remaining 1,125,000 options became exercisable.


         In addition, between May 1994 and March 1995, the Company issued five-year options to purchase an aggregate of 570,000 shares of Common Stock at exercise prices ranging from $.62 to $1.00 per share to six key employees.



                                      F16

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In May 1995, the Company issued 1,000,000 Common Stock purchase options to Mr. Robert H. Zeiger, Chief Executive Officer, Chief Operating Officer and a director, pursuant to an Employment Agreement. Under the terms of the Agreement, 500,000 options became exercisable in May 1996 and 500,000 options became exercisable in May 1997. The options carry a five year term and are exercisable at $.96 per share.

         On May 15, 1995, as amended in September 1995, the Company adopted its 1995 Stock Option plan under which 4,000,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company for stock options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Options granted under the plan have various vest dates and all options granted have five-year terms from the vesting date. At June 30, 1997, 3,500 shares remain available under the Plan.

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

         In March 1996, the Company issued 636,000 Common Stock Purchase Warrants, 300,000 of which were associated with the Company's Florida HIV Study with the balance issued for financial consulting services. The Company recognized expense during fiscal 1996 resulting from this issuance of $316,300.

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

         The Company's 1997 Incentive Stock Option Plan, adopted February 1997, authorizes the grant of options to management personnel, directors and employees for up to 3,000,000 shares of the Company's common stock of which 385,500 remain available at June 30, 1997. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

         During fiscal 1997, the Company granted a total of 2,941,500 options to purchase common stock of the Company. Of these, 1,750,000 were granted to the directors of the Company. The options vested immediately and are exercisable for a period of five years. The exercise price on these options is $3.22, which was market price at the date of grant.

         During 1997, the Company also granted options to an officer and an employee, with exercise prices below market price. The total options granted were for 400,000 shares. The Company recognized an expense of $381,500 related to the granting of these options.

         The Company issued 518,229 shares of common stock upon the conversion and exercise of stock options and warrants during fiscal 1997. Proceeds from these issuances totaled $371,337.

         During fiscal year 1997, the Company issued 120,000 options that were not part of the above plans to an employee. The options vested immediately and have a 5 year term from that date.

         During the fiscal years ended 1996 and 1997, the Company issued warrants to various consultants. For the year ended June 30, 1997, warrants granted in this manner, require the recognition of compensation expense in accordance with Statement 123. For the year ended 1997 the Company recognized $3,710 in compensation expense on warrants granted to consultants.

                                      F17

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


PREFERRED STOCK

         The Series A Preferred Stock provides for a 10% cumulative dividend, payable at the option of the Company, in either cash or common stock and each share is convertible into 4.26 shares of common stock. The holders of the Series A Preferred Stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. The Company has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for common stock is $6.00 per share or higher for a period of ten consecutive business days ("Redemption Trigger Date"). The preferred stock is redeemable at $11.00 per share for a period of five years from the Redemption Trigger Date, and thereafter at $10.00 per share.

         In fiscal 1996, 800 shares of Series A Preferred Stock were converted into 6,500 shares of Common Stock.

         On June 7, 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15 million.

         In connection with the sale and issuance of the Series B Preferred Stock, the Company issued warrants to purchase 225,000 shares of Common Stock of the Company at $10.59 per share for a period of 3 years from date of issuance along with approximately $900,000 in cash fees to certain finders and in investor representative who participated in the transaction plus certain additional expenses. These costs have been netted against the proceeds of the sale.

         The Series B Preferred Stock provides for a cash dividend equal to 5% of the stated value of the Series B Preferred Stock, payable quarterly commencing September 7, 1996, although the Company has the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser had the right to convert the Series B Preferred Stock commencing August 21,

                                      F18

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the closing date, until the related Registration Statement was declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The final conversion rate was set at 76.8% of the average market price. In July 1997, the unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,241. The Note bears interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note may be prepaid without penalty and is not convertible into common stock of the Company. The principal value of the Note is comprised of the following components: 1) face value of Series B preferred stock outstanding at July 1, 1997; 2) preferred dividends earned through the date of the Note; and 3) an amount reflecting the preferential conversion terms.

          In December 1996, the Company issued 5,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") in consideration for $4,740,923 (net of issuance costs totalling $259,077). The purchases were made by Strome Hedgecap Limited, Strome Offshore Limited, Strome Partners, L.P. and Strome Susskind Hedgecap, L.P. (collectively the "Series C Purchasers"), pursuant to separate Securities Purchase Agreements. In addition, warrants to purchase an aggregate of 214,593 shares of Common Stock, exercisable at $2.00 per share on or prior to December 9, 1999, were issued to the Series C Purchasers.

         The terms of the Series C Preferred Stock provide that up to 25% may be converted into Common Stock of the Company on or after 10 days from the date the registration statement registering the underlying shares is deemed effective by the Securities and Exchange Commission. Thereafter 25% may be converted on or after the 30th, 60th and 90th day on a cumulative basis. The Preferred Stock is convertible into a number of Common Shares determined by dividing the stated value of the Preferred Stock ($1,000 per share) by the closing price of the Company's Common Stock over the five day period preceding notice of conversion ("conversion price"). The conversion price may not be less than $3.46 nor more than $7.00. In the event the conversion price falls below $3.46, the difference between $3.46 and the conversion price will be paid to the holder in cash. Any shares of Series C Preferred Stock which are outstanding on December 5, 1997 will be automatically converted into shares of Common Stock based on the conversion price at such time completed in accordance with the above procedures.

         In July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their remaining 974 shares ($1,000 face value per share) over a two month period. The modified conversion price was the lower of (i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The terms addressing conversions below $3.46 contained in the original agreement were not modified. As a result, the Company has committed to refund a minimum of $354,694 to the Series C Purchasers upon conversion of the remaining Series C Preferred Stock. The refund amount may increase if conversions occur below $2.20.


                                      F19

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In February 1997, the Company issued 15,000 shares of its 6% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to P.R.I.F., L.P. in consideration for $14,050,349 (net of issuance costs totalling $949,651). The Series D Preferred Stock was convertible into a number of shares of Common Stock of the Company determined by dividing the five day trading average price of the Company's Common Stock prior to conversion, discounted by 18%, into the stated value of the Preferred Shares being converted. In connection with the issuance of the Series D Preferred Stock, the Company also issued 375,000 Common Stock Purchase warrants, exercisable at $6.00 per share.

         In September 1997, the Company concluded an Exchange agreement whereby the Series D Preferred Stock were exchanged for Series F Preferred Shares. The Series F Preferred Stock provides for a limitation on the holder limiting conversion during any two week period to 800 preferred shares ($800,000). The terms also provide the Company with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock.

         In February 1997, the Company also issued 5,000 shares of its 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration for $4,681,744 (net of issuance costs totalling $318,256). Dividends on the Series E Preferred accrued from the date of issuance and were payable quarterly commencing April 1, 1997 and may be paid in cash or, at the Company's option and certain other conditions, in shares of Common Stock of the Company.

         The Series E Preferred Stock was convertible into shares of Common Stock of the Company commencing May 11, 1997 at a conversion price of the lesser of (i) the Average Market Price for the five trading days prior to the Notice of Conversion multiplied by 85%, subject to adjustment, or (ii) $7.00, subject to adjustment.

         In September 1997, the Company concluded an Exchange Agreement whereby 4,000 of the outstanding shares of Series E Preferred Stock were exchanged for a like number of Series G Preferred Shares. The terms of the Series G Preferred Stock provide that commencing in August 1997, the holder is limited to converting 667 preferred shares ($667,000) per month over a 6 month period. The provisions further provide that the Company will be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder is restricted from converting into common stock if the market price of the Company's common stock is less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock.

         The monthly redemption amount is calculated by dividing the number of shares to be redeemed by the preferential conversion rate of 85%. As a result, the maximum aggregate redemption would total $4,705,882, if all 4,000 shares of Series G Preferred Stock were redeemed by the holder. The cash redemption amount will be reduced to account for conversions of the preferred shares during the redemption period.


                                      F20

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company recognized compensation expense in the amount of $381,500 and $499,444 in 1997 and 1996, respectively, as a result of the exercise price of a portion of the Company's employee stock options and warrants being less than the market price of the underlying stock on the date of grant.

         Pro form information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions; volatility factor of the expected market price of the Company's common stock of .64 for 1997 and .60 for 1996; risk-free interest rate of 6% and a weighted-average expected life of the option of 3 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying Statement 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all nonvested awards. The Company's pro forma information follows:

                                                         1997            1996
                                                         ----            ----
Pro forma net loss.................................   $( 8,267,089)    $(7,420,592)
Pro forma net loss attributable to common stock....    (18,165,828)    $(8,318,218)
Pro forma loss per share...........................           (.46)           (.23)

                                      F21

                         VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                        Number of                       Weighted Average   Weighted Average
                                         Options       Option Price      Exercise Price     Remaining Life
                                        ------------------------------------------------------------------
Outstanding at July 1, 1995             3,213,000      $ .30-$1.80
  Granted                               3,315,500      $ .50-$7.13
  Exercised                            (1,343,500)     $ .30-$ .94
  Canceled                                (50,000)           $1.00
                                       ----------

Outstanding at June 30, 1996            5,135,000      $ .30-$7.13
  Options granted with exercise
    prices equal to market              2,559,500      $1.59-$4.13           $3.02
  Options granted with exercise
    prices less than market               400,000      $2.75-$2.79           $2.07
  Exercised                              (199,000)     $ .30-$1.00           $ .50
  Canceled                                     --
                                       ----------
Outstanding at June 30, 1997            7,895,500
                                       ==========
Range of exercise prices of options
  outstanding at June 30, 1997:
                                        3,060,000      $ .30-$ .50           $ .48           3.9 years
                                        2,364,000      $ .81-$2.06           $1.26           4.0 years
                                        2,459,500      $2.79-$4.13           $3.29           4.7 years
                                           12,000            $7.13           $7.13           4.0 years
                                       ----------
                                        7,895,500
                                       ==========
Range of exercise prices of options
  exercisable at June 30, 1997:
                                        3,060,000      $ .30-$ .50           $ .48
                                        1,040,500      $ .81-$1.00           $ .96
                                          199,167      $1.69-$1.97           $1.82
                                        2,137,500      $2.79-$3.96           $3.20
                                            6,000            $7.13           $7.13
                                       ----------
                                        6,443,167
                                       ==========

Exercisable at June 30, 1996            4,313,333
                                       ==========
Weighted average fair value of
  options granted during the year
  with exercise prices equal to
  market                               $     1.43
                                       ==========
Weighted average fair value of
  options granted during the year
  with exercise prices less than
  market                               $     2.07
                                       ==========

         A summary of the Company's warrant activity, excluding warrants issued in conjunction with the Series C and D Preferred Stock offering, and related information for the years ended June 30 follows:

                                        Number of                       Weighted Average   Weighted Average
                                         Warrants      Warrant Price     Exercise Price     Remaining Life
                                        -------------------------------------------------------------------
Outstanding at July 1, 1995             1,245,990      $ .30-$  .60
  Granted                               1,193,500      $ .50-$10.59
  Exercised                            (1,130,940)     $ .30-$ 1.25
  Canceled                                (30,000)           $ 1.00
                                       ----------

Outstanding at June 30, 1996            1,278,550      $ .52-$10.59
  Granted                                  12,000            $ 2.22          $ 2.22
  Exercised                              (319,229)     $ .52-$ 1.00          $  .93
  Canceled                                     --                --              --
                                       ----------
Outstanding at June 30, 1997              971,321
                                       ==========

Range of exercise prices of options
  outstanding at June 30, 1997:
                                          434,321      $ .52-$  .80          $  .54            2.1 years
                                          312,000      $1.18-$ 2.22          $ 1.32            1.7 years
                                          225,000            $10.59          $10.59            1.9 years
                                       ----------
                                          971,321
                                       ==========

Range of exercise prices of options
  exercisable at June 30, 1997:
                                          434,321      $ .52-$  .80          $  .54
                                          300,000      $1.18-$ 1.81          $ 1.29
                                          225,000            $10.59          $10.59
                                       ----------
                                          971,321
                                       ==========

Exercisable at June 30, 1996            1,195,217                --              --
                                       ==========

Weighted average fair value of
  warrants granted during the year     $     1.05
                                       ==========



                                      F22

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The fair value of VEL options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1996: risk-free interest rate of 6%; volatility factor of the expected market price of the Company's common stock of
 .60 and a weighted-average expected life of the option of 3 years.

         A summary of VEL's stock option activity, and related information for the years ended June 30 follows:


                                        Number of                       Weighted Average
                                         Options       Option Price      Exercise Price
                                        ------------------------------------------------
Outstanding at July 1, 1995                    --      $         --
  Granted at less than market price        400,000             .001
  Granted above market price                50,000             7.00
  Exercised                              (400,000)             .001
  Forfeited                                    --                --
                                       ----------
Outstanding at June 30, 1996               50,000      $       7.00

  Granted                                      --
  Exercised                                    --
  Forfeited                                    --
                                       ----------

Outstanding at June 30, 1997               50,000      $       7.00
                                       ==========

Exercisable at June 30, 1997               50,000
                                       ==========

Exercisable at June 30, 1996               25,000
                                       ==========

         The weighted average remaining contractual life of those options is
4.25 years.

         The fair value of VUSA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1997: risk-free interest rate of 6%; volatility factor of .64 and a weighted-average expected life of the option of
 .01 year.

         A summary of VUSA's stock option activity, and related information for the years ended June 30 follows:


                                        Number of                       Weighted Average
                                         Options       Option Price      Exercise Price
                                        ------------------------------------------------
Outstanding at June 30, 1996                   --            $  --           $  --
  Granted at less than market price       320,000              .01             .01
  Exercised                              (320,000)             .01             .01
  Canceled                                     --               --              --
                                       ----------
Outstanding at June 30, 1997                   --
                                       ==========

Weighted average fair value of
  options granted during the year      $      .22
                                       ==========



                                      F23

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Shares of the Company's common stock reserved at June 30, 1997 for possible future issuance are as follows:



                                                                            1997
                                                                            ----
Convertible preferred stock, series A.................................        11,289
Convertible preferred stock, series B.................................     1,833,425
Convertible preferred stock, series C.................................       281,511
Convertible preferred stock, series D.................................     5,057,473
Convertible preferred stock, series E.................................     3,000,000

Warrants - consultant (exercisable through
     November 2002)............................                              339,500
Employee option plans (exercisable through June
     2004).....................................                              395,500
Officers and directors options (exercisable
     through June 2004)........................                            7,500,000
Warrants - private placements (exercisable
     through December 1999)....................                            1,221,414







                                      F24

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE C - LONG TERM DEBT

         Long-term debt at June 30, 1997 and 1996 is as follows:

                                                                                                 JUNE 30,
                                                                                         ---------------------
                                                                                         1997             1996
                                                                                         ----             ----
First mortgage note-repaid in August 1996.......................................      $       --         $453,439
Second mortgage-repaid in August 1996...........................................              --          196,048
Unsecured loan from Scotland Regional Development Authority. Payable quarterly over 20 years, with an effective interest rate of 8.68%. Note matures on
    August 28, 2017.............................................................         163,911               --
Capital lease obligations resulting from acquisition of equipment, with a cost
    totaling $213,130 capitalized from three to five years......................         120,687          151,287
                                                                                      ----------         --------
                                                                                         284,598          800,774
Less current portion ...........................................................         (45,703)        (685,211)
                                                                                      ----------         --------
                                                                                      $  238,895         $115,563
                                                                                      ==========         ========

         Scheduled maturities of Long-term debt at June 30, 1997 are 1998 -- $45,703; 1999 -- $51,378; 2000 -- $40,650; 2001 -- $14,081; and 2002 and
thereafter - $132,786.



NOTE D - CORPORATE REORGANIZATION

     On September 20, 1995, the Company entered into an agreement and Plan of Reorganization ("Agreement") with Sector Associates, Ltd. ("Sector"), a Delaware corporation. Under the terms of the Agreement, the Company acquired a 94% interest in Sector, a publicly-traded corporation, in consideration for a 100% interest in VSL. VSL was organized during April 1995, by Viragen, Inc. to manufacture and distribute Viragen's natural leukocyte-derived alpha interferon and related products in the EU and other countries outside the United States. Viragen retained an 84% ownership interest in Sector, as shares in Sector were disbursed to the new Directors and to an affiliate. Shares were also disbursed as finders' fees.


                                      F25

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

         In March 1996, Sector completed two Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related cash expenses of $371,500. The Company is using these proceeds to undertake European research and clinical trials activities including the construction of its laboratory and manufacturing facility in Scotland.

         Effective May 2, 1996, Sector's name was changed to Viragen (Europe)
Ltd.

NOTE E - INCOME TAXES

         Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns. VEL (formerly Sector) was included in the Company's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, as Viragen, Inc.'s percentage ownership of VEL exceeded 80% only during this period. VSL files separate income tax returns in the United Kingdom.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and 1996 are as follows:

                                                                             June 30,
                                                                     -----------------------
                                                                     1997               1996
                                                                     ----               ----
Deferred tax liabilities
   Tax over book depreciation...............................     $    59,000         $   33,000
   Other....................................................          21,000             20,000
                                                                 -----------         ----------
            Total deferred tax liabilities .................          80,000             53,000
Deferred tax assets
   Net operating loss carryforwards.........................      10,470,000          6,426,000
   Research and development credit..........................         145,000            145,000
   Investment tax credit....................................              --             11,000
   Other....................................................         579,000            635,000
                                                                 -----------         ----------
            Total deferred tax assets ......................      11,194,000          7,217,000
   Valuation allowance for deferred tax assets .............      11,114,000          7,164,000
                                                                 -----------         ----------
                                                                      80,000             53,000
                                                                 -----------         ----------
            Net deferred taxes .............................     $        --         $       --
                                                                 ===========         ==========

         The change in the valuation allowance was a net increase of $3,950,000 for the year ended June 30, 1997; $1,938,000 for the year ended June 30, 1996; and $1,585,000 for the year ended June 30, 1995. The valuation allowance was $5,226,000 at June 30, 1995.

         Approximately $2,570,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in-capital when realized.

         In addition, tax credits of $145,000 and $156,000 for income tax purposes are being carried forward that expire in years 1997 through 2012, at June 30, 1997 and 1996, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

         The Company has undergone two ownership changes as defined by Internal Revenue Code Section 382 which will cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

         The Company has net operating loss carryforwards, with expiration dates, as follows:

                      Amount                   Expiration
                      ------                   ----------
                   $   780,000                     1999
                       270,000                     2000
                     2,870,000                 2001 - 2003
                     3,120,000                 2004 - 2006
                    20,780,000                 2007 - 2012
                   -----------
                   $27,820,000
                   ===========









         For financial reporting purposes, net loss before income taxes includes the following components:

                                           Year Ended June 30,
                                        -----------------------------
                                            1997           1996
                                        -----------       -----------
            U.S. ....................   $(4,192,302)      $(4,568,059)

            FOREIGN .................      (582,943)         (104,212)
                                        -----------       -----------
                                        $(4,775,245)      $(4,672,271)
                                        ===========       ===========



                                      F26

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE F - TRANSACTIONS WITH RELATED PARITIES

         In November 1993, the Company issued $200,000 in 8 1/2%, three year convertible debentures. The debentures, at the holder's option, were immediately convertible into common stock of the Company at $.30 per share. These debentures were held by a fund managed by a director of the Company. In October 1994, these debentures were converted into 666,668 shares of common stock. These shares are held by Fundamental Growth Partners, Ltd., Fundamental Associates, Ltd., Hedge Fund Partners, Ltd. and Fundamental Resources, Ltd., which were investment funds then managed by William B. Saeger, a director of the Company. Mr. Saeger no longer manages these funds except for Hedge Fund Partners.

         In May 1995, the Board of Directors forgave notes receivable and related interest due to the Company totalling $326,250. The notes were originally issued during fical 1994 in conjunction with the purchase of common stock of the Company by officers and an affiliate.

         In June 1996, the Company loaned $50,000 to an employee. The promissory note is for a term of five years with an annual interest rate of 6.48% (the Mid-Term Applicable Federal Rate in effect at that time). Interest is to be paid semi-annually with the principal balance and unpaid interest payable on the fifth anniversary of the note.

         In November 1996, the Company forgave a $12,500 balance due to the Company by Robert Zeiger, its Chief Executive Officer.

         In April 1997, the Company loaned $100,000 to William B. Saeger, a Director of the Company. The secured promissory note is for a term of one year with the principal and interest payable upon maturity. The note bears interest at 8.50% per annum (the Prime Interest Rate in effect at that time).

NOTE G - IMPAIRMENT OF LONG-LIVED ASSETS

         During fiscal 1997, the Company entered into negotiations with Medicore for the sale of its land, building and related improvements located in Hialeah, Florida. Preliminary negotiations established the fair value of the land, building and improvements to be $400,000. At June 30, 1996, the land, building and improvements had a net carrying value of $716,267. In accordance with FAS 121, the Company recorded an impairment loss of $316,267, which was included as part of selling, general and administrative expenses for the year ended June 30, 1996.

         The Company and Medicore terminated discussions relating to the sale of the Company's Hialeah, Florida facilities during the year. The Company intends to maintain this location as a research facility for the foreseeable future.

NOTE H - AGREEMENT FOR SALE OF STOCK

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

         Under the terms of the Stock Agreement, the Company had approved the Management and Marketing Services Agreement ("MMS Agreement") subject to certain modifications, which appointed Cytoferon as consultant to the Company relating to production, administration, marketing and regulatory affairs for which Cytoferon was to receive a consulting fee of $204,000 the first year and $240,000 the next two years provided certain minimum sales requirements were met. For the years ended June 30, 1996 and 1995, the Company incurred management fees of $140,000 and $100,100, and sales commission

                                      F27

                        VIRAGEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


expenses of $10,690 and $25,100, respectively, under the terms of the MMS Agreement.

         In August 1994, the Board of Directors of the Company voted to terminate the MMS Agreement with Cytoferon. Concurrent with the cancellation, the Company recognized a contract termination fee expense of $525,000 in August 1994.

NOTE I - LICENSE AND MANUFACTURING AGREEMENTS

         Through a fifteen-year License Agreement (the "License") granted by VTI, VSL secured certain rights to engage in the development and manufacture of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will participate in the manufacture and supply of VSL's Product to VSL for distribution in the EU in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed corporation which commenced operation concurrent with the execution of its agreement with SNBTS.

         Pursuant to the terms of the License, VSL is to prepay $2 million of royalties to VTI, within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to VTI royalties, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The License will renew automatically for two consecutive fifteen-year terms.

         Both parties have modified the License deferring the initial royalty payment until the date when VTI transfers the processes and technology, as defined by the License, to VSL. VTI has transferred a substantial portion of the processes and technology to VSL by the end of May 1997. At that time, VTI required the initial royalty payment be made. Completion of the transfer is targeted for November 1997, with subsequent royalty payments commencing November 1, 1998.

        In the event the transfer of processes and technology is not deemed complete by both parties, the initial royalty payment of $2.0 million will be refunded to VSL.

NOTE J - RESEARCH AND DEVELOPMENT AGREEMENTS

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

NOTE K - ROYALTY AGREEMENT

         In May 1993, the Company renegotiated its royalty agreement with Medicore, Inc. ("Medicore"). Under the new terms, the Company will pay Medicore 5% of sales to $7 million; 4% of the next $10 million; and 3% on the next $55 million to a maximum of $2.4 million in royalty payments. Royalties incurred in prior years under the previous agreement, totaling approximately $108,000 are included in royalties payable. This amount will be paid as the final payment under the $2.4 million total royalty agreement. Royalties expense incurred totaled $11,901 and $28,826 in 1996 and 1995, respectively.

NOTE L - COMMITMENTS

         In November 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $11,400. In addition, the Company may extend the term of the lease at its option, for four-five year periods.

         In November 1996, the Company entered into a ten-year lease on property in Plantation, Florida. This facility contains the executive and administrative offices for the Company and VEL. Monthly rental on the property is approximately $15,700. The lease contains provisions for two additional five-year periods at the Company's option.

         During the year ended June 30, 1997, the Company recognized $29,000 and $47,000 in rent expense arising from the Edinburgh, Scotland and Plantation, Florida property leases, respectively. Future minimum lease payments on the two facilities are: 1998-$234,622; 1999-$307,109; 2000-$318,012; 2001-$324,355; and
2002 and thereafter-$1,292,171.

         During the year, the Company also entered into a purchase commitment for plant equipment to be used in its Scottish facility totaling $1.3 million. Through June 30, 1997, the Company had made payments totaling $1.1 million towards the purchase of the equipment. The remaining balance will become due during the second quarter of fiscal 1998.

         The Company has entered into Employment Agreements with officers of the Company. These agreements represent a commitment by the Company to pay an aggregate amount of approximately $1,300,000 per year in salaries to these individuals.

NOTE M - CONTINGENCIES

         In May 1997, the Company in the name of Sector Associates, Ltd.
(now VEL) was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The Company denies that such transfers were preferential and will vigorously defend the claims. However, the Company can not predict the ultimate outcome of this matter.

NOTE N - GEOGRAPHIC INFORMATION

         In 1997, the Company completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $7,178,000 and $2,829,000 at June 30, 1997 and 1996, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

                                      F28