Form 10-Q
period 1997-09-30
VIRAGEN INC
filed 1997-11-14
CIK 353482

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

     For the quarterly period ended - September 30, 1997


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to _________________


                         Commission file number 0-10252


                                  VIRAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             59-2101668
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


            865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA 33324
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 233-8746
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes       No
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01 - 49,333,797 shares at November 10, 1997.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three-month periods ended September 30, 1997 and September 30, 1996 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1997 and September 30, 1996.

2) The Consolidated Condensed Balance Sheets as of September 30, 1997 and June 30, 1997.

3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1997 and September 30, 1996.

4)   Notes to Consolidated Condensed Financial Statement as of September 30,
     1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        September 30,
                                                                   1997                1996
                                                               ------------        ------------
INCOME
     Interest and other income                                  $   433,851        $    227,958
                                                                -----------        ------------
                                                                    433,851             227,958
COSTS AND EXPENSES
     Research and development costs                                 899,111             427,085
     Selling, general and administrative
        expenses                                                    967,365             617,434
     Depreciation and amortization                                  270,815              53,801
     Interest Expense                                               255,914              11,688
                                                                -----------        ------------
                                                                  2,393,205           1,110,008
                                                                -----------        ------------
     Loss before minority interest                               (1,959,354)           (882,050)

     Minority interest in loss of consolidated
        subsidiaries                                                 98,466              27,809
                                                                -----------       -------------
              NET LOSS                                           (1,860,888)           (854,241)

     Deduct required dividends on convertible preferred
     stock, Series A                                                    663                 663
     Deduct required dividends on convertible preferred
     stock, Series B (restated for 1996)                                 --           2,341,859
     Deduct required dividends on convertible preferred
     stock, Series D                                                169,221                  --
     Deduct required dividends on convertible preferred
     stock, Series E                                                 65,418                  --
     Deduct required dividends on convertible preferred
     stock, Series F                                                 50,444                  --
     Deduct required dividends on convertible preferred
     stock, Series G                                                 26,849                  --
                                                                -----------        ------------
LOSS ATTRIBUTABLE TO COMMON STOCK                               $(2,173,483)       $ (3,196,763)
                                                                ===========        ============
     LOSS PER COMMON SHARE,
       after deduction for required dividends on
       convertible preferred stock                              $      (.05)       $      (0.08)
                                                                ===========        ============

     Weighted average shares outstanding                         47,357,382          38,018,217
                                                                ===========        ============

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    September 30,          June 30,
                                                        1997                 1997
                                                    ------------        ------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $  3,267,085        $ 12,873,301
   Marketable securities, available-for-sale          23,181,915          18,541,616
   Prepaid expenses                                      205,447             237,569
   Due from employees                                     54,620              53,980
   Other current assets                                  739,896             674,992
                                                      ----------          ----------
                  TOTAL CURRENT ASSETS                27,448,963          32,381,458

PROPERTY, PLANT AND EQUIPMENT                          7,875,088           6,920,226
   Construction in progress                                   --             370,364
                                                    ------------        ------------
                                                       7,875,088           7,290,590

   Less accumulated depreciation                      (2,522,954)         (2,252,392)
                                                    ------------        ------------
                                                       5,352,134           5,038,198

DEPOSITS AND OTHER ASSETS                                 42,181              41,887
                                                    ------------        ------------
                                                    $ 32,843,278        $ 37,461,543
                                                    ============        ============


                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)

                                                                          September 30,         June 30,
                                                                              1997                1997
                                                                          ------------         ------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                    $    834,310         $  1,431,211
      Note Payable                                                           9,720,241                   --
      Accrued expenses and other liabilities                                   596,512            1,573,464
      Current portion of long-term debt                                         45,703               45,703
                                                                          ------------         ------------
         TOTAL CURRENT LIABILITIES                                          11,196,766            3,050,378

ROYALTIES PAYABLE                                                              107,866              107,866
LONG-TERM DEBT, less current portion                                           223,882              238,895
MINORITY INTEREST IN SUBSIDIARIES                                            1,821,634            1,920,100
REDEEMABLE PREFERRED STOCK-SERIES G                                          3,333,000                   --
STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock,
     $1.00 par value. Authorized 375,000 shares; issued
     and outstanding 2,650 shares. Liquidation preference
     value: $10 per share aggregating $26,500                                    2,650                2,650
   Convertible 5% Series B Cumulative preferred stock,
     $1.00 par value. Authorized 15,000 shares; issued
     and outstanding 7,445 shares at June 30, 1997                                  --                7,445
   Convertible Series C Cumulative preferred stock, $1.00
     par value. Authorized 5,000 shares; issued and
     outstanding 974 shares                                                        974                  974
   Convertible 6% Series D Cumulative preferred stock,
     $1.00 par value. Authorized 15,000 shares; issued
     and outstanding 10,200 shares at June 30, 1997                                 --               10,200
   Convertible 5% Series E Cumulative preferred stock,
     $1.00 par value.  Authorized issued and outstanding
     5,000 shares at June 30, 1997                                                  --                5,000
   Convertible 10% Series F Cumulative preferred stock,
     $1.00 par value. Authorized 15,000 shares; issued
     and outstanding 6,700 shares at September 30, 1997                          6,700                   --
   Common stock, $.01 par value Authorized 75,000,000 shares;
     issued 48,601,415 and 46,260,360 shares at September 30, 1997 and June 30, 1997, respectively,
     of which 386,777 shares are held as treasury stock                        489,882              462,601
   Capital in excess of par value                                           48,652,451           59,995,768
   Treasury stock                                                             (699,150)            (699,150)
   Retained deficit                                                        (32,332,216)         (27,802,624)
   Foreign currency transaction adjustment                                     152,993              273,469
   Notes due from officers/directors                                          (103,542)            (101,417)
   Unrealized loss on marketable securities,
     available-for-sale                                                        (10,612)             (10,612)
                                                                          ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                         16,160,130           32,144,304
                                                                          ------------         ------------
                                                                          $ 32,843,278         $ 37,461,543
                                                                          ============         ============



            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                September 30,
                                                                          1997             1996
                                                                       ---------        ---------
OPERATING ACTIVITIES
     Net Loss                                                         (1,860,888)       $(854,241)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                   270,815           53,801
         Compensation expense on stock options                                --           12,227
         Minority interest in loss of subsidiary                         (98,466)         (27,809)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                 32,122          (48,833)
         Due from employees                                               (2,765)          45,593
         Other current assets                                            (64,904)              (5)
         Deposit and other assets                                           (294)          (7,111)
         Accounts payable                                               (596,901)         (60,209)
         Accrued expenses and other liabilities                          (31,675)        (100,933)
                                                                     -----------        ---------
           Net cash used in operating activities                      (2,289,606)        (987,520)
                                                                     -----------        ---------

INVESTING ACTIVITIES
     Purchase of marketable securities, available-for-sale            (4,640,299)              --
     Additions to property, plant and  equipment, net                   (584,751)        (119,909)
                                                                     -----------        ---------
           Net cash used in investing activities                      (5,225,050)        (119,909)
                                                                     -----------        ---------


                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                       September 30,
                                                                  1997                1996
                                                              ------------         ------------
FINANCING ACTIVITIES
Payments on long-term debt                                     $   (10,158)        $   (658,695)
Payment of preferred dividends                                    (518,808)                  --
Refund of paid in capital                                         (838,157)                  --
Redemption of preferred stock, series G                           (667,000)                  --
Proceeds from exercise of warrants                                  67,894              167,707
Proceeds from exercise of options                                       --                4,230
Proceeds from exercise of subsidiary warrants                           --              296,000
                                                              ------------         ------------
   Net cash provided by (used in) financing activities          (1,966,229)            (190,758)

Effect of exchange rate fluctuations on cash                      (125,331)              (1,857)
                                                              ------------         ------------

(Decrease) in cash                                              (9,606,216)          (1,300,044)

Cash and cash equivalents at beginning of period                12,873,301           19,449,059
                                                              ------------         ------------

Cash and cash equivalents at end of period                    $  3,267,085         $ 18,149,015
                                                              ============         ============




            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen, Inc. and subsidiaries have been engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc., and Viragen Technology, Inc., and its majority owned subsidiaries Viragen U.S.A., Inc., and Viragen (Europe) Ltd., including its wholly-owned subsidiary, Viragen (Scotland) Ltd., collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to the fiscal 1997 Financial Statements to conform to the September 30, 1997 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1997 and September 30, 1996 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - CONTINGENCY

         In October 1997, the Company, the Company's President and Cytoferon Corp. a former affiliate of the President were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Case No: 97-3187-CIV-MARCUS) by a shareholder of the Company and investor in Cytoferon Corp. The suit alleges the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff if seeking an unspecified monitory judgement and the specific performance delivery of 441,368 shares of common stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

         In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of their intent to refile a complaint in Circuit Court in the State of Florida. Plaintiff subsequently refiled a complaint in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (Case No. 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks a judgement similar to that of the dismissed Federal suit.

         The Company denies the allegations of the Complaint and intends to vigorously defend the claims with regard to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion data and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses totaled $1,860,888 and $854,241 for the three month periods ended September 30, 1997 and September 30, 1996, respectively and $4,775,245, $4,672,271 and $3,951,839 for the years ended June 30, 1997, 1996 and 1995, respectively.

         Working capital totaled approximately $16,250,000 at September 30, 1997, a decrease of $13,081,000 from the year end balance. This decrease was due to an exchange and reclassification of a convertible preferred stock series for a note payable totaling $9,720,240 classified as a current liability, cash redemption in certain convertible preferred series totaling $667,000 and operational losses of $1,861,000.

         Commencing in June 1996 through February 1997, the Company completed four Convertible Preferred stock issuances with gross proceeds of $40,000,000:
Series B-$15,000,000; Series C-$5,000,000; Series D-$15,000,000 and Series
E-$15,000,000.

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

         In July 1997, the then remaining unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,240. The Note bears interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note may be prepaid without penalty and is not convertible into common stock of the Company. Also in July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their then remaining 974 shares ($1,000 face value per share) over a two month period. The modified conversion price was the lower of
(i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion.

         In September 1997, the Company concluded two Exchange Agreements whereby the terms of the Series D Preferred Stock and Series E Preferred Stock were modified with the remaining unconverted shares ($1,000 face value per share) of Series D (7,950 Preferred Shares) and Series E (4,000 Preferred Shares) being exchanged for a like number of Series F and Series G Preferred Shares, respectively.

         The Series F Preferred Stock provides for a limitation on the holder limiting conversion during any two-week period to 800 shares ($800,000). The terms also provide the Company with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock.

         Terms of the Series G Preferred Stock provide that commencing in September 1997, the holder is limited to converting 667 shares ($667,000) per month over a 6-month period. The provisions further prove that the Company will be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder is restricted from converting into common stock if the market price of the Company's common stock is less on $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes have been made in the substantive terms from the previously issued Series E Preferred Stock.

         While subject to significant limitation, the Company at June 30, 1997 has available approximately $29 million in net tax operating loss carryforwards expiring between 1999 and 2012, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of the Product. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance of offset 100% of the deferred tax assets related to these carryforwards.

         Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research and development and production scale-up projects in the Company's laboratory and manufacturing facility in Scotland and the commencement of EU clinical trials. Additional funding would be required to complete the clinical trial process both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: pre-clinical Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible acquisition of businesses complementary to the Company's operations.

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized for the quarters ended September 30, 1997 or 1996, respectively. The termination of sales revenues was due to patients previously enrolled under the Company's State of Florida HRS 499 Program completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its Products until it receives the necessary regulatory approval from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to Omniferon before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during calendar 1998 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled $889,111 for the first quarter of fiscal 1998 compared to $427,085 for the same period of the previous year. The increase of $472,026 (111%) reflects the overall increase in research activities including projects related to the scale-up of the Company's manufacturing technology in the Company's Scottish manufacturing facility. Components of this increase included an increase in laboratory supplies expense of $228,000, research related salaries of $63,000, and increased travel related expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities.

         Selling, general and administrative expenses totaled $967,365 for the quarter ended September 30, 1997, an increase of approximately $350,000 from the same period of the preceding year. This increase reflects an increase in administrative salaries and related taxes of $134,000 due to the addition of administrative staff in the Company's Scottish laboratory and manufacturing facility, increased administrative staff in the Company's Florida facility and domestic salary increases. The Company also recognized increases in rent expense related to its new administrative facility in Plantation, Florida and in insurance expenses associated with increased liability coverages of $27,000 and increased travel related costs primarily attribute to administrative support related to the establishment of the Company's Scottish facility.

         Depreciation expenses increased to $270,815 for the quarter ended September 30, 1997 compared with $53,801 for the same period of the preceding year. Approximately $120,000 (44%) of this increase reflects the acquisition and utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and the first quarter of fiscal 1998. The balance of the increase was attributable primarily to utilization of additional laboratory and research equipment in the Company's Florida laboratory facility acquired during the same period. Depreciation expense will continue to increase our comparable periods of the preceding year as the Company continues its technology transfer and process development projects related to its Omniform product.

         The Company anticipates no significant financial impact to its operational or financial data processing systems as a result of the "Year 2000" change.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

              (11)  Statement re:  computation of per share earnings

              (27)  Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

              Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits filed
              September 22, 1997.

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


                                              VIRAGEN, INC.

                                              By:  /s/ DENNIS W. HEALEY
                                                   ---------------------------
                                                   Dennis W. Healey
                                                   Executive Vice President
                                                   Principal Financial Officer

                                              By:  /s/ JOSE ORTEGA
                                                   ---------------------------
                                                   Jose Ortega
                                                   Chief Accounting Officer

Dated: November 14, 1997