Form 10-Q
period 1997-12-31
VIRAGEN INC
filed 1998-02-13
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended - December 31, 1997

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

            865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA 33324
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 233-8746
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
         ------     -----

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
Yes    No
   ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01 - 52,760,635 shares at February 10, 1998.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and six months ended December 31, 1997 and 1996 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1997 and 1996.

2) The Consolidated Condensed Balance Sheets as of December 31, 1997 and June 30, 1997.

3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1997 and 1996.

4)   Notes to Consolidated Condensed Financial Statements as of December 31,
     1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended            Six Months Ended
                                                                    December 31,                 December 31,
                                                                -------------------          -------------------
                                                                1997          1996           1997           1996
                                                                ----          ----           ----          ----
INCOME
     Interest and other income                             $   337,915    $   269,941    $   771,766    $   497,899
                                                           -----------    -----------    -----------    -----------
                                                               337,915        269,941        771,766        497,899
COSTS AND EXPENSES
     Research and development costs                            736,441        451,045      1,635,552        878,130
     Selling, general and administrative expenses            1,479,162        907,843      2,446,527      1,525,277
     Directors and officers options granted                          -         68,800              -         68,800
     Depreciation and amortization                             114,844         68,618        385,659        122,419
     Interest expense                                          198,481          5,072        454,395         16,760
                                                           -----------    -----------    -----------     ----------
                                                             2,528,928      1,501,378      4,922,133      2,611,386
                                                             ---------    -----------    -----------    -----------
     Loss before minority interest                          (2,191,013)    (1,231,437)    (4,150,367)    (2,113,487)

     Minority interest in loss of consolidated
        subsidiaries                                           279,355         41,878        377,821         69,687
                                                           -----------    -----------    -----------    -----------
              NET LOSS                                      (1,911,658)    (1,189,559)    (3,772,546)    (2,043,800)

     Deduct required dividends on convertible
     preferred stock, Series A                                     663            663          1,325          1,325
     Deduct required dividends on convertible
     preferred stock, Series B (restated for 1996)                   -      1,701,214              -      4,043,073
     Deduct required dividends on convertible
     preferred stock, Series C                                       -         82,216              -         82,216
     Deduct required dividends on convertible
     preferred stock, Series D                                       -              -        169,221              -
     Deduct required dividends on convertible
     preferred stock, Series E                                       -              -         65,418              -
     Deduct required dividends on convertible
     preferred stock, Series F                                 141,459              -        191,903              -
     Deduct required dividends on redeemable
     preferred stock, Series G                                  50,811              -         77,660              -
                                                           -----------    -----------    -----------    -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                          $(2,104,591)   $(2,973,652)   $(4,278,073)   $(6,170,414)
                                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON
     SHARE, after deduction for required
     dividends on convertible preferred stock

                                                           $     (0.04)   $     (0.08)   $     (0.09)   $     (0.16)
                                                           ===========    ===========    ===========    ===========

     Weighted average shares outstanding                    49,678,398     38,412,896     48,532,715     38,215,967
                                                           ===========    ===========    ===========    ===========

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                 December 31,          June 30,
                                                                     1997                1997
                                                                 ------------          --------
ASSETS                                                           (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $   884,899       $12,873,301
   Marketable securities, available-for-sale                        16,637,078        18,541,616
   Prepaid expenses                                                    224,674           237,569
   Due from employees                                                   54,102            53,980
   Other current assets                                                437,474           674,992
                                                                   -----------       -----------
                  TOTAL CURRENT ASSETS                              18,238,227        32,381,458

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                   3,455,196         3,011,044
   Equipment and furniture                                           4,898,408         3,909,182
   Construction in progress                                                  -           370,364
                                                                   -----------       -----------
                                                                     8,353,604         7,290,590
   Less accumulated depreciation                                    (2,638,714)       (2,252,392)
                                                                   -----------       -----------
                                                                     5,714,890         5,038,198

DEPOSITS AND OTHER ASSETS                                               53,078            41,887
                                                                   -----------       -----------
                                                                   $24,006,195       $37,461,543
                                                                   ===========       ===========




            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)

                                                                  December 31,             June 30,
                                                                      1997                   1997
                                                                  ------------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                              (Unaudited)
   CURRENT LIABILITIES
      Accounts payable                                            $   256,072             $ 1,431,211
      Note payable                                                  6,480,160                       -
      Accrued expenses and other liabilities                          548,820               1,573,464
      Current portion of long-term debt                                45,703                  45,703
                                                                  -----------             -----------
         TOTAL CURRENT LIABILITIES                                  7,330,755               3,050,378

ROYALTIES PAYABLE                                                     107,866                 107,866
LONG-TERM DEBT, less current portion                                  216,076                 238,895
MINORITY INTEREST IN SUBSIDIARIES                                   1,542,279               1,920,100
REDEEMABLE 10% CUMULATIVE PREFERRED
  STOCK-SERIES G, $1.00 par value. Authorized
  4,000 shares; issued and outstanding 1,332 shares at
  December 31, 1997.                                                1,332,000                       -

STOCKHOLDERS' EQUITY
 Convertible 10% Series A cumulative preferred stock,
  $1.00 par value. Authorized 375,000 shares; issued
  and outstanding 2,650 shares. Liquidation
  preference value: $10 per share aggregating $26,500                   2,650                   2,650
 Convertible 5% Series B Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 7,445 shares at June 30, 1997                             -                   7,445
 Convertible Series C Cumulative preferred stock, $1.00
  par value. Authorized 5,000 shares; issued and
  outstanding 974 shares at June 30, 1997                                   -                     974
 Convertible 6% Series D Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 10,200 shares at June 30, 1997                            -                  10,200
 Convertible 5% Series E Cumulative preferred stock,
  $1.00 par value. Authorized issued and outstanding
  5,000 shares at June 30, 1997                                             -                   5,000
 Convertible 10% Series F Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 4,200 shares at December 31, 1997                     4,200                       -
 Common stock, $.01 par value. Authorized 75,000,000
  shares; issued 51,208,711 and 46,260,360 shares at
  December 31, 1997 and June 30, 1997, respectively,
  of which 548,777 and 386,777 shares are held as
  treasury stock at December 31, 1997 and June 30,
  1997, respectively.                                                 512,086                 462,601
 Capital in excess of par value                                    48,378,315              59,995,768
 Treasury stock                                                      (890,746)               (699,150)
 Retained deficit                                                 (34,675,732)            (27,802,624)
 Foreign currency translation adjustment                              239,419                 273,469
 Notes due from officers/directors                                   (105,667)               (101,417)
 Unrealized gain (loss) on marketable securities,
  available-for-sale                                                   12,694                 (10,612)
                                                                 ------------            ------------
         TOTAL STOCKHOLDERS' EQUITY                                13,477,219              32,144,304
                                                                 ------------            ------------
                                                                 $ 24,006,195            $ 37,461,543
                                                                 ============            ============

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                             December 31,
                                                                      1997                    1996
                                                                  -----------             ------------
OPERATING ACTIVITIES
     Net Loss                                                     $(3,772,546)            $ (2,043,800)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                385,659                  122,419
         Compensation expense on stock options
              granted to Directors and Officers                             -                   68,800
         Compensation expense on stock options
              granted to employees                                          -                  162,750
         Forgiveness of debt                                                -                   12,500
         Minority interest in loss of subsidiary                     (377,821)                 (69,687)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                              12,895                  (76,755)
         Due from employees                                            (4,372)                  40,404
         Other current assets                                         237,518                 (143,908)
         Deposit and other assets                                     (11,191)                 (36,548)
         Accounts payable                                          (1,175,139)                 564,761
         Accrued expenses and other liabilities                      (173,287)                (208,274)
                                                                  -----------             ------------
           Net cash used in operating activities                   (4,878,284)              (1,607,338)
                                                                  -----------             ------------

INVESTING ACTIVITIES
     Sale (purchase) of marketable securities,
          available-for-sale                                        1,927,844               (8,772,955)
     Additions to property, plant and
          equipment, net                                           (1,062,351)              (1,309,286)
                                                                  -----------             ------------
           Net cash provided by (used in)
               investing activities                                   865,493              (10,082,241)
                                                                  -----------             ------------




            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                              December 31,
                                                                    1997                     1996
                                                                ------------             -----------
FINANCING ACTIVITIES
     Payments on long-term debt                                 $    (22,819)            $  (669,286)
     Payment of dividends on preferred stocks                       (928,473)               (391,496)
     Payments on note payable                                     (3,240,081)                      -
     Purchase of treasury stock                                      (21,884)                      -
     Proceeds from sale of Series C preferred
       stock, net                                                         -                4,750,000
     Refund of paid in capital                                    (1,391,198)                      -
     Redemption of preferred stock, series G                      (2,405,000)                      -
     Proceeds from exercise of options and warrants                   67,894                 334,396
     Proceeds from exercise of subsidiary options and
       warrants                                                            -               1,131,577
                                                                ------------             -----------
          Net cash (used in) provided by financing
          activities                                              (7,941,561)              5,155,191
                                                                ------------             -----------

Effect of exchange rate fluctuations on cash                         (34,050)                249,683
                                                                ------------             -----------

Decrease in cash                                                 (11,988,402)             (6,284,705)

Cash and cash equivalents at beginning of period                  12,873,301              19,449,059
                                                                ------------             -----------

Cash and cash equivalents at end of period                      $    884,899             $13,164,354
                                                                ============             ===========




            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE A - ORGANIZATION AND CONSOLIDATION

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

         Certain reclassifications have been made to the fiscal 1997 Financial Statements to conform to the December 31, 1997 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 1997 and 1996 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

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

NOTE C - CONTINGENCY

         In October 1997, the Company, the Company's President and Cytoferon Corp., a former affiliate of the President, were named as defendants in a civil action brought in the

United States District Court for the Southern District of Florida (Case No:
97-3187-CIV-MARCUS) by a shareholder of the Company and investor in Cytoferon Corp. The suit alleges the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monitory judgement and the specific performance delivery of 441,368 shares of common stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

         In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of their intent to refile a complaint in Circuit Court in the State of Florida. The plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks a judgement similar to that of the dismissed Federal suit.

         The Company denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter.

NOTE D - RECENT PRONOUNCEMENTS

         Effective during the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Common Share. All periods presented reflect the implementation of SFAS No. 128.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, estimated time frames or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and future cash availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, the estimated timing of the commencement of clinical trials, expected research and development expenditures, new facility completion data and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statements on Form S-3,as filed with the Securities and Exchange Commission on March 10, 1997, and the Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related

Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

          The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry of new competitors into the market could adversely affect the Company's financial condition or results of operations.

         The Company's future success is significantly dependent upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses totaled $3,772,546 and $2,043,800 for the six month periods ended December 31, 1997 and 1996, respectively and $4,775,245, $4,672,271 and $3,951,839 for the years ended
June 30, 1997, 1996 and 1995, respectively.

         Working capital totaled approximately $10,907,000 at December 31, 1997, a decrease of $18,424,000 from the year end balance. This decrease was due to an exchange and reclassification of a convertible preferred stock series for a note payable totaling $9,720,240 classified as a current liability, cash redemptions in certain convertible preferred stock series totaling $2,405,000 and operational losses of $3,773,000.

         Commencing in June 1996 through February 1997, the Company completed four Convertible Preferred stock issuances with gross proceeds of $40,000,000:
Series B-$15,000,000; Series C-$5,000,000; Series D-$15,000,000 and Series
E-$5,000,000.

         During July and August of 1997, the terms of the four series of preferred stock were modified in order to limit or otherwise restrict the timing or number of conversions of the preferred stock into common stock over a given period. This restructuring was initiated in order to mitigate concerns of the Company and the investment community concerning the "overhang" on the Company's common stock represented by the potential conversion of these outstanding series of preferred stock under their original terms.

         In July 1997, the then remaining unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,240. The Note bears interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note may be prepaid without penalty and is not convertible into common stock of the Company. Principal outstanding under this Note totaled $6,480,160 at December 31, 1997 and $4,320,107 at February 5, 1998. Also in July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their then remaining 974 shares ($1,000 face value per share) over a minimum two month period. The modified conversion price was the lower of (i) $2.20 per share or
(ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The remaining shares of Series C Preferred Stock were completely converted into common stock in December 1997.

         In September 1997, the Company concluded two Exchange Agreements whereby the terms of the Series D Preferred Stock and Series E Preferred Stock were modified. The then remaining unconverted preferred shares ($1,000 face value per share) of Series D (7,950 Preferred Shares) were exchanged for a like number of Series F Preferred Shares and Series E (4,000 Preferred Shares) was exchanged for a like number of Series G Preferred Shares.

         The Series F Preferred Stock provides for a limitation on the holder limiting conversion during any two-week period to $800,000 including accrued and unpaid dividends. The terms also provide the Company with a cash-out option at the face amount being converted plus 12% if the Conversion Price is below $2.00 per share. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on the speed of future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock. Series F Preferred Stock outstanding totaled 4,200 shares ($4,200,000) at December 31, 1997 and 1,650 shares ($1,650,000) at
February 10, 1998, respectively.

         Terms of the Series G Preferred Stock provide that commencing in September 1997, the holder is limited to converting 667 shares ($667,000) per month over a 6-month period. The provisions further prove that the Company will be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder is restricted from converting into common stock if the market price of the Company's common stock is less on $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes have been made in the substantive terms from the previously issued Series E Preferred Stock. Series G Preferred Stock outstanding totaled 1,332 shares

($1,332,000) at December 31, 1997. The final redemption of this series occurred in February 1998. As of February 10, 1998, there were no Series G shares outstanding.

         The Company has reached agreement on the terms of replacement financing for its previously redeemed preferred stock. The Company will receive net proceeds of approximately $4,650,000 from the sale of 500 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") with an aggregate stated value of $5 million. The Company has incorporated certain restrictions as part of the Series H Preferred Stock designations which the Company believes will facilitate a more orderly market relative to the underlying shares of its Common Stock. The Series H Preferred Stock will bear no dividends although, upon liquidation or conversion, an 8% accretion factor has been included in the calculation for purposes of determining the liquidation and conversion amount.

         The Series H Preferred Stock will not be convertible until six months following the final closing date for the transaction. The conversion price will be the lower of (i) the fixed conversion price, which will be equal to the lower of the average closing price per share for the 5 days prior to closing or the market price of the Common Stock six months following the final closing date, and (ii) the variable conversion price which will be equal to 82% of the market price at the date of conversion. The Company will also retain the right to redeem the Preferred Stock at various prices upon receipt of any notice of conversion.

         In addition, the right of conversion will be further limited to a maximum of 15% of the aggregate principal amount of the Series H Preferred Stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months.

         While subject to significant limitation, the Company at December 31, 1997 has available approximately $31 million in net tax operating loss carryforwards expiring between 1999 and 2012, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of the Product. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research and development and production scale-up projects in the Company's laboratory and manufacturing facility in Scotland and the commencement of EU pre-clinical and clinical trials. Preclinical trials in the EU are scheduled to commence in the first calendar quarter of 1998 with clinical trials scheduled for commencement in the second half of calendar 1998.

         Additional funding will be required to complete the clinical trial process both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: pre-clinical Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

         In January 1998, the Company entered into a Letter of Intent with Inflammatics, Inc., a domestic company which produces a human white blood cell derived drug for the treatment of rheumatoid arthritis. Inflammatics, Inc.'s product, LeukoVAX(TM), is in FDA Phase I/II clinical trials. The agreement provides for an initial payment of $1 million by the Company in exchange for a 10% equity interest in Inflammatics and options to acquire up to an additional 70% for additional capital infusion to be agreed upon.

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized for the three month periods and six month periods ended December 31, 1997 or 1996, respectively. The termination of sales revenues was due to patients previously enrolled under the Company's State of Florida HRS 499 Program, the Company's only sources of sales revenue, completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its products until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to Omniferon(TM), the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during the third calendar quarter of 1998 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled $1,635,552 for the first six months of fiscal 1998 compared to $878,130 for the same period of the previous year. Similar costs for the quarter ended December 31, 1997 totaled $736,441, an increase of $285,396 over the same period of the prior year. These increases reflect the overall increase in research activities between the periods related primarily to the scale-up of the Company's manufacturing technology in the Company's Scottish manufacturing facility. Components of these increases for the six month period included increased laboratory supplies expense of $301,000, increases in research related salaries and support fees of $256,000 and $190,000 for the six month and three month periods, respectively, and increased travel related expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities.

         Selling, general and administrative expenses totaled $2,446,527 and $1,479,162 for the six month and three month periods ended December 31, 1997, respectively, reflecting increases of approximately $921,250 and $571,319, respectively from the same periods of the preceding year. These increases included increases in administrative salaries and related taxes of $361,000 and $177,000 for the periods, due primarily to the addition of administrative staff in the Company's Florida facility and domestic salary increases. The Company also recognized increases in rent expense in 1997 related to its new administrative facility in Plantation, Florida. Rent expense for Viragen's facilities has increased by $234,000 and $132,000 during the six month and three month periods ended December 31, 1997, respectively. Legal fees between the periods have increased by $157,000 and $125,000, respectively, primarily due to litigation previously reported, increases in fees related to patents and expanded efforts in collaborative agreements. The Company has also experienced increased travel related costs attributable to administrative support related to the establishment of the Company's Scottish facility.

         Depreciation expense increased to $385,659 and $114,844 for the six month period and three month period ended December 31, 1997 compared with $122,419 and $68,618 for the same periods of the preceding year. These increases reflect the acquisition and commencement of utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and the first half of fiscal 1998. The balance of the increases between the periods was attributable primarily to utilization of additional laboratory and research equipment in the Company's Florida laboratory facility acquired during the same period. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its technology transfer and process development projects related to its Omniferon product and enters its clinical trial phases scheduled to commence in the second half of calendar 1998.

         Interest expense totaled $454,395 and $198,481 for the six months and three months ended December 31, 1997, reflecting sharp increases over the same periods of the preceding year. These increases were due primarily to interest expense attributable to the 10%, $9,720,240 Note Payable issued in July 1997 in exchange for the Company's Series B Convertible Stock outstanding. See Liquidity and Capital Resources, above.

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 stating that public companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. To the best of the Company's knowledge, all software critical to the Company's operations is Year 2000 compliant and the Company will continue to address this issue with all software systems used or intended for use by the Company.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (11)       Statement re:  computation of per share earnings
                (27)       Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIRAGEN, INC.



                                       By: /s/ DENNIS W. HEALEY
                                           -----------------------------
                                           Dennis W. Healey
                                           Executive Vice President and
                                           Principal Financial Officer



                                       By: /s/ JOSE I. ORTEGA
                                           -----------------------------
                                           Jose I. Ortega
                                           Controller and
                                           Principal Accounting Officer

Dated: February 11, 1998