Form 10-Q
period 1998-03-31
VIRAGEN INC
filed 1998-05-15
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended - March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

         Commission file number 0-10252

                                  VIRAGEN, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  59-2101668
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            865 SW 78th Avenue, Suite 100, Plantation Floirda 33324
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 233-8746
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
          ------   ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes      No
   -----   ------

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01 - 52,710,635 shares at May 12, 1998.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and nine months ended March 31, 1998 and 1997 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1998 and 1997.

2) The Consolidated Condensed Balance Sheets as of March 31, 1998 and June 30, 1997.

3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1998 and 1997.

4)    Notes to Consolidated Condensed Financial Statements as of March 31, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                      ------------------------------     ----------------------------
                                                           1998             1997             1998              1997
                                                           ----             ----             ----              ----
INCOME
     Interest and other income                        $   216,886        $   361,271     $   988,652      $    859,170
                                                      -----------        -----------     -----------      ------------
                                                          216,886            361,271         988,652           859,170
COSTS AND EXPENSES
     Research and development costs                       804,799            561,427       2,440,351         1,439,557
     Selling, general and administrative expenses       1,368,405            840,434       3,814,932         2,365,711
     Directors and officers options granted                    --            218,750              --           287,550
     Depreciation and amortization                        206,358             96,076         592,017           218,495
     Interest expense                                     122,269              4,818         576,664            21,578
                                                      -----------        -----------     -----------      ------------
                                                        2,501,831          1,721,505       7,423,964         4,332,891
                                                      -----------        -----------     -----------      ------------
     Loss before minority interest                     (2,284,945)        (1,360,234)     (6,435,312)       (3,473,721)

     Minority interest in loss of consolidated
        subsidiaries                                      349,956             71,875         727,777           141,562
                                                      -----------        -----------     -----------      ------------
              NET LOSS                                 (1,934,989)        (1,288,359)     (5,707,535)       (3,332,159)
     Deduct required dividends on convertible
     preferred stock, Series A                                663                663           1,988             1,988
     Deduct required dividends on convertible
     preferred stock, Series B                                 --            146,750              --         4,121,898
     Deduct required dividends on convertible
     preferred stock, Series C                                 --            350,693              --           432,523
     Deduct required dividends on convertible
     preferred stock, Series D                                 --          3,442,683         169,221         3,442,683
     Deduct required dividends on convertible
     preferred stock, Series E                                 --            478,309          65,418           478,309
     Deduct required dividends on convertible
     preferred stock, Series F                             38,513                 --         230,416                --
     Deduct required dividends on redeemable
     preferred stock, Series G                              5,420                 --          83,080                --
     Deduct required dividends on redeemable
     preferred stock, Series H                            242,734                 --         242,734                --
                                                      -----------        -----------     -----------      ------------

LOSS ATTRIBUTABLE TO COMMON STOCK                     $(2,222,319)       $(5,707,457)    $(6,500,392)     $(11,809,560)
                                                      ===========        ===========     ===========      ============

BASIC AND DILUTED LOSS PER COMMON SHARE, after
       deduction for required dividends on
       convertible preferred stock                    $     (0.04)       $    (0.15)     $    (0.13)      $      (0.31)
                                                      ===========        ===========     ===========      ============

     Weighted average shares outstanding               52,342,364         38,867,643      49,766,591        38,430,023
                                                      ===========        ===========     ===========      ============

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    March 31,                June 30,
                                                                      1998                     1997
                                                                   -----------             -----------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $ 4,656,785             $12,873,301
   Marketable securities, available-for-sale                         7,700,441              18,541,616
   Prepaid expenses                                                    170,868                 237,569
   Due from employees                                                   54,412                  53,980
   Other current assets                                                330,160                 674,992
                                                                   -----------             -----------
                  TOTAL CURRENT ASSETS                              12,912,666              32,381,458

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                   3,492,932               3,011,044
   Equipment and furniture                                           5,203,904               3,909,182
   Construction in progress                                                 --                 370,364
                                                                   -----------             -----------
                                                                            --
                                                                     8,696,836               7,290,590
   Less accumulated depreciation                                    (2,849,529)             (2,252,392)
                                                                   -----------             -----------
                                                                     5,847,307               5,038,198

DEPOSITS AND OTHER ASSETS                                              138,921                  41,887
                                                                   -----------             -----------
                                                                   $18,898,894             $37,461,543
                                                                   ===========             ===========





            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)


                                                                                    March 31,             June 30,
                                                                                      1998                  1997
                                                                                  ------------         ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                            $    437,925         $  1,431,211
      Note payable                                                                   3,240,080                   --
      Accrued expenses and other liabilities                                           337,932            1,573,464
      Current portion of long-term debt                                                 45,703               45,703
                                                                                  ------------         ------------
         TOTAL CURRENT LIABILITIES                                                   4,061,640            3,050,378

ROYALTIES PAYABLE                                                                      107,866              107,866
DEFERRED INCOME                                                                        200,000                   --
LONG-TERM DEBT, less current portion                                                   211,019              238,895
MINORITY INTEREST IN SUBSIDIARIES                                                    1,192,323            1,920,100
STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding
     2,650 shares. Liquidation preference value:
     $10 per share aggregating $26,500                                                   2,650                2,650
   Convertible 5% Series B Cumulative preferred stock, $1.00 par value. Authorized 15,000 shares; issued and outstanding
     7,445 shares at June 30, 1997                                                          --                7,445
   Convertible Series C Cumulative preferred stock, $1.00 par value. Authorized 5,000 shares; issued and outstanding 974
     shares at June 30, 1997                                                                --                  974
   Convertible 6% Series D Cumulative preferred stock, $1.00 par value. Authorized 15,000 shares; issued and outstanding
     10,200 shares at June 30, 1997                                                         --               10,200
   Convertible 5% Series E Cumulative preferred stock, $1.00 par value. Authorized issued and outstanding 5,000 shares at
     June 30, 1997                                                                          --                5,000
   Convertible Series H Cumulative preferred stock,
     $1.00 par value. Authorized 500 shares; issued and outstanding
     500 shares at March 31, 1998                                                          500                   --
   Common stock, $.01 par value. Authorized 75,000,000 shares;
     issued 53,316,912 and 46,260,360 shares at March
     31, 1998 and June 30, 1997, respectively, of which 606,277 and 386,777 shares are held as treasury stock at March 31, 1998
     and June 30, 1997, respectively                                                   533,168              462,601
   Capital in excess of par value                                                   50,738,803           59,995,768
   Treasury stock                                                                     (996,541)            (699,150)
   Retained deficit                                                                (37,336,712)         (27,802,624)
   Foreign currency translation adjustment                                             295,747              273,469
   Notes due from officers/directors                                                  (107,792)            (101,417)
   Unrealized gain (loss) on marketable securities,
     available-for-sale                                                                 (3,777)             (10,612)
                                                                                  ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                                 13,126,046           32,144,304
                                                                                  ------------         ------------
                                                                                  $ 18,898,894         $ 37,461,543
                                                                                  ============         ============


            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                ------------        ------------
OPERATING ACTIVITIES
     Net Loss                                                                   $ (5,707,535)       $ (3,332,159)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                               592,017             218,495
         Compensation expense on stock options granted to
             Directors and Officers                                                       --             287,550
         Compensation expense on stock options granted to
             employees                                                                    --             162,750
         Forgiveness of debt                                                              --              12,500
         Minority interest in loss of subsidiaries                                  (727,777)           (141,562)
     Increase (decrease) relating to operating activities from:
         Accounts and notes receivable                                                    --              19,291
         Prepaid expenses                                                             66,701             (62,449)
         Due from employees and officers                                              (6,807)             39,874
         Other current assets                                                        344,832            (385,962)
         Deposit and other assets                                                    (97,034)            (47,276)
         Accounts payable                                                           (993,286)            265,077
         Deferred income                                                             200,000                  --
         Accrued expenses and other liabilities                                     (282,141)            189,190
                                                                                ------------        ------------
           Net cash used in operating activities                                  (6,611,030)         (2,774,681)
                                                                                ------------        ------------
INVESTING ACTIVITIES
     Sale (purchase) of marketable securities,
         available-for-sale                                                       10,852,380         (11,494,180)
     Additions to property, plant and equipment, net
                                                                                  (1,401,126)         (2,556,608)
                                                                                ------------        ------------
         Net cash provided by (used in) investing
         activities                                                                9,451,254         (14,050,788)
                                                                                ------------        ------------





            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)


                                                                           Nine Months Ended
                                                                               March 31,
                                                                -------------------------------------
                                                                    1998                     1997
                                                                ------------             ------------
FINANCING ACTIVITIES
     Payments on long-term debt                                 $    (27,876)            $  (678,487)
     Proceeds from borrowing                                              --                 164,000
     Payment of dividends on preferred stocks                     (1,260,561)               (565,350)
     Payments on note payable                                     (6,480,161)                     --
     Purchase of treasury stock                                     (297,391)                     --
     Proceeds from sale of Series C preferred stock, net                  --               4,179,078
     Proceeds from sale of Series D preferred stock, net                  --              14,072,402
     Proceeds from sale of Series E preferred stock, net                  --               4,688,605
     Proceeds from sale of Series H preferred stock, net           4,625,475                      --
     Refund of paid in capital                                    (1,391,198)                     --
     Exercise of cash-out option on conversion of Series F
         preferred stock                                          (2,773,200)                     --
     Redemption of preferred stock, Series G                      (3,542,000)                     --
     Proceeds from exercise of options and warrants                   67,894                 351,337
     Proceeds from exercise of subsidiary options and
         warrants                                                         --               1,206,575
                                                                ------------             -----------
               Net cash (used in) provided by financing
               activities                                        (11,079,018)             23,418,160
                                                                ------------             -----------

Effect of exchange rate fluctuations on cash                          22,278                 181,229
                                                                ------------             -----------

(Decrease) increase in cash                                       (8,216,516)              6,773,920

Cash and cash equivalents at beginning of period                  12,873,301              19,449,059
                                                                ------------             -----------

Cash and cash equivalents at end of period                      $  4,656,785             $26,222,979
                                                                ============             ===========



            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A - ORGANIZATION AND CONSOLIDATION

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

         Certain reclassifications have been made to the fiscal 1997 Financial Statements to conform to the March 31, 1998 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and nine months ended March 31, 1998 and 1997 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

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

NOTE C - CAPITAL STOCK

                  During the third and fourth fiscal quarters, the Company closed $7 million of replacement financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998 the Company received net proceeds of approximately $4,650,000 from the sale of 500 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") with an aggregate stated value of $5 million. In April 1998, the Company received net proceeds of approximately $1,800,000 from the sale of 200 shares of its Series I Convertible Preferred Stock (the "Series I Preferred Stock"). The Company incorporated certain restrictions as part of the Series H and Series I Preferred Stock designations which the Company believes will facilitate a more orderly market relative to the underlying shares of its Common Stock. The Series H and Series I Preferred Stock bear no dividends although, upon liquidation or conversion, an 8% accretion factor will be included in the calculation for purposes of determining the liquidation and conversion amount.

         Both the Series H and Series I Preferred Stock issuances are not convertible until six months following the final closing date for each transaction. The conversion price is the lower of (i) the fixed conversion price, which will be equal to the lower of the average closing price per share for the 5 days prior to closing ($2.15 per share) or the market price of the Common Stock six months following the final closing date, and (ii) the variable conversion price which will be equal to 82% of the market price at the date of conversion. The Company retained the right to redeem both issuances of Preferred Stock at various prices upon receipt of a notice of conversion.

         In addition, the right of conversion is further limited to a maximum of 15% of the aggregate principal amount of the Series H and Series I Preferred Stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months.

NOTE D - CONTINGENCY

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

         In March 1998 the Circuit Court granted the Company's Motion to Dismiss in this matter. Subsequently, the plaintiff filed an Amended Complaint alleging similar claims and seeking and judgement similar to that of the dismissal Federal and initial State of Florida suits. In April 1998, the Company filed a Motion to Dismiss plaintiffs amended complaint which was denied by the Court.

         The Company denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter.

NOTE E - RECENT PRONOUNCEMENTS

         Effective during the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Common Share. All periods presented reflect the implementation of SFAS No. 128.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, estimated time frames or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and future cash availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, the estimated timing of the commencement of clinical trials, expected research and development expenditures, facility completion data and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statements on Form S-3, including the Registration Statement filed with the Securities and Exchange Commission on April 14, 1998, and the Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission (effective on August 14, 1995 with related Post-Effective Amendment effective May 30, 1996). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses totaled $5,707,535 and $3,332,159 for the nine month periods ended March 31, 1998 and 1997, respectively and $4,775,245, $4,672,271 and $3,951,839 for the years ended
June 30, 1997, 1996 and 1995, respectively.

         Working capital totaled approximately $8,851,000 at March 31, 1998, a decrease of $20,480,000 from the year end balance. This decrease was due in part to an exchange and reclassification of a convertible preferred stock series for a note payable totaling $9,720,240 of which $3,240,080 remained outstanding at March 31, 1998, and classified as a current liability, as well as cash redemptions, refunds and dividends in certain convertible preferred stock series totaling $8,967,000 and operational losses of $5,707,535 during the nine month period.

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

         In July 1997, the then remaining unconverted Series B Preferred Stock was exchanged for a 10% Promissory Note in the amount of $9,720,240. The Note provided for principal and interest payments over nine monthly installments commencing in

October 1997. The Note could be prepayment without penalty and was not convertible into common stock of the Company. Principal outstanding under the Note totaled $3,240,080 at March 31, 1998 and the remaining balance was prepaid in full in April 1998. Also in July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their then remaining 974 shares ($1,000 face value per share) over a minimum two month period. The modified conversion price was the lower of (i) $2.20 per share or
(ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The remaining shares of Series C Preferred Stock were completely converted into common stock in December 1997.

         In September 1997, the Company concluded two Exchange Agreements whereby the terms of the Series D Preferred Stock and Series E Preferred Stock were modified. The then remaining unconverted preferred shares ($1,000 face value per share) of Series D (7,950 Preferred Shares) were exchanged for a like number of Series F Preferred Shares, and Series E (4,000 Preferred Shares) was exchanged for a like number of Series G Preferred Shares.

         The Series F Preferred Stock provided for a limitation on the holder limiting conversion during any two-week period to $800,000 including accrued and unpaid dividends. The terms also provided the Company with a cash-out option at the face amount being converted plus 12% if the Conversion Price is below $2.00 per share. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on the speed of future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock. During the quarter ended March 31, 1998, the remaining Series F Preferred Stock outstanding totally 4,200 shares ($4,200,000), was converted (1,750 shares) or redeemed through cash payments (2,450 shares).

         Terms of the Series G Preferred Stock provided that commencing in September 1997, the holder was limited to converting 667 shares ($667,000) per month over a 6-month period. The provisions further provided that the Company would be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder was restricted from converting into common stock if the market price of the Company's common stock was less on $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes were made in the substantive terms from the previously issued Series E Preferred Stock. The final redemption of the Series G Preferred Stock occurred in February 1998.

         During the third and fourth fiscal quarters, the Company closed $7 million of replacement financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998 the Company received net proceeds of approximately $4,625,000 from the sale of 500 shares of its Series H Convertible Preferred Stock (the

"Series H Preferred Stock") with an aggregate stated value of $5 million. In April 1998, the Company received net proceeds of approximately $1,800,000 from the sale of 200 shares of its Series I Convertible Preferred Stock (the "Series I Preferred Stock"). The Company incorporated certain restrictions as part of the Series H and Series I Preferred Stock designations which the Company believes will facilitate a more orderly market relative to the underlying shares of its Common Stock. The Series H and Series I Preferred Stock bear no dividends although, upon liquidation or conversion, an 8% accretion factor will be included in the calculation for purposes of determining the liquidation and conversion amount.

         Both the Series H and Series I Preferred Stock issuances are not convertible until six months following the final closing date for each transaction. The conversion price is the lower of (i) the fixed conversion price, which will be equal to the lower of the average closing price per share for the 5 days prior to closing ($2.15 per share) or the market price of the Common Stock six months following the final closing date, and (ii) the variable conversion price which will be equal to 82% of the market price at the date of conversion. The Company retained the right to redeem both issuances of Preferred Stock at various prices upon receipt of a notice of conversion.

         In addition, the right of conversion is further limited to a maximum of 15% of the aggregate principal amount of the Series H and Series I Preferred Stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months.

         In April 1998, the Company entered into an option agreement with Southern Health SDN.BHD ("Southern"), a private Malaysian/Australian-based healthcare investment group. The option agreement provides Southern the right to acquire, through September 30, 1998, an exclusive private-label Manufacturing and Distribution License for the Company's proprietary production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern has paid the Company a $200,000 option fee. The Company has begun its related due diligence in this transaction however, there can be no assurance that this transaction will ultimately be successfully concluded.

         While subject to significant limitation, the Company at March 31, 1998 has available approximately $33 million in net tax operating loss carryforwards expiring between 1999 and 2012, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of the Product. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand will provide the Company with the funds necessary for the foreseeable future to continue its current level of operations, focused on current research and development and production scale-up projects in the Company's laboratory and manufacturing facility in Scotland including EU pre-clinical trials currently being conducted and the commencement of clinical trials. Clinical trials in the EU are scheduled to commence in the second half of calendar 1998.

         Additional funding will be required to complete the clinical trial process both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: pre-clinical, Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

         In January 1998, the Company entered into a Letter of Intent with Inflammatics, Inc., ("Inflammatics") a domestic company which produces a human white blood cell derived drug for the treatment of rheumatoid arthritis. Inflammatics, Inc.'s product, LeukoVAXTM, is in FDA Phase I/II clinical trials. The agreement provides for an initial payment of $1 million by the Company in exchange for a 10% equity interest in Inflammatics and options to acquire up to an additional 70% for additional capital infusion to be agreed upon. Through March 31, 1998, the Company had advanced $85,000 to Inflammatics to be applied against the initial $1 million payment.

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized for the three month periods and nine month periods ended March 31, 1998 or 1997, respectively. The termination of sales revenues was due to patients previously enrolled under the Company's State of Florida HRS 499 Program, the Company's only sources of sales revenue, completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its products unless or until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to OmniferonTM, the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company commenced pre-clinical trials in the EU in February 1998 and intends to commence clinical trials in the EU during the third calendar quarter of 1998 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled $2,440,351 for the first nine months of fiscal 1998 compared to $1,439,557 for the same period of the previous year. Similar costs for the quarter ended March 31, 1998 totaled $804,799, an increase of $243,372 (43%) over the same period of the prior year. These increases reflect the overall increase in research activities between the periods both in the U.S. and Scotland related primarily to the scale-up of the Company's manufacturing technology in the Company's Scottish manufacturing facility. Components of these increases for the nine and three month periods included increases in laboratory supplies expense of $385,000 and $88,000, respectively, increases in research related salaries and support fees of $342,000 and $63,000 for the nine month and three month periods, respectively, and increased travel related expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities.

         Selling, general and administrative expenses totaled $3,814,932 and $1,368,405 for the nine month and three month periods ended March 31, 1998, respectively, reflecting increases of approximately $1,449,221 (61%) and $527,971 (63%), respectively from the same periods of the preceding year. These increases included increases in administrative salaries and related taxes of $452,000 and $125,000 for the periods, due primarily to the addition of administrative staff in the Company's Florida facility and domestic salary increases. The Company also recognized increases in rent expense commencing in August 1997 related to its new administrative facility in Plantation, Florida. Rent expense for Viragen's facilities has increased by $383,000 and $155,000 during the nine month and three month periods ended March 31, 1998, respectively. Legal fees between the periods have increased by $252,000 and $116,000, respectively, primarily due to litigation previously reported, increases in fees related to patents and expanded efforts in collaborative agreements both domestically and in Europe. The Company has also experienced increased travel related costs attributable to administrative support related to the establishment of the Company's Scottish facility.

         Depreciation expense increased to $592,017 and $206,358 for the nine month period and three month period ended March 31, 1998 compared with $218,495 and $96,076 for the same periods of the preceding year. These increases are attributable primarily to the acquisition and commencement of utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and fiscal 1998. The balance of the increases between the periods was primarily due to the utilization of additional laboratory and research equipment in the Company's Florida laboratory facility acquired during the same period. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its technology transfer and process development projects related to its Omniferon product and enters its clinical trial phases scheduled to commence in the second half of calendar 1998.

         Interest expense totaled $576,664 and $122,269 for the nine months and three months ended March 31, 1998, reflecting sharp increases over the same periods of the preceding year. These increases were due primarily to interest expense attributable to the 10%, $9,720,240 Note Payable issued in July 1997 in exchange for the Company's Series B Convertible Stock outstanding. This Note was paid-in-full in April 1998. See Liquidity and Capital Resources, above.

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

                                            VIRAGEN, INC.

                                            By: /s/ Dennis W. Healey
                                                -------------------------------
                                                Dennis W. Healey
                                                Executive Vice President and
                                                Principal Financial Officer

                                            By: /s/ Jose I. Ortega
                                                -------------------------------
                                                Jose I. Ortega
                                                Controller and
                                                Principal Accounting Officer

Dated: May 13, 1998