Form 10-K405
period 1998-06-30
VIRAGEN INC
filed 1998-09-30
CIK 353482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to ________

                         Commission file number 0-10252
                      ------------------------------------
                                 VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-2101668
 (State or other jurisdiction of incorporated       (I.R.S. Employer identification No.)
               or organization)

  865 SW 78TH AVENUE, SUITE 100, PLANTATION,                       33324
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 16, 1998 was approximately $79,302,000.

     As of September 16, 1998, the Company had outstanding 54,425,121 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form S-3, File No. 333-50429, dated April 17,
1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1998

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    13
Item 6.   Selected Financial Data.....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 8.   Financial Statements and Supplementary Data.................    20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................    20

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    21
Item 11.  Executive Compensation and Employment Agreements............    24
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................    29
Item 13.  Certain Relationships and Related Transactions..............    30

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................    32

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen, Inc., (the "Company" or "Viragen") was organized in December 1980 to engage in the research, development and manufacture of certain immunological products for commercial application, particularly human leukocyte interferon, for antiviral and therapeutic applications.

     Viragen, Inc. has five subsidiaries: Viragen (Europe), Ltd. ("VEL"), Vira-Tech, Inc. ("Vira-Tech"), Viragen Technology, Inc. ("Viragen Technology"), Viragen, U.S.A., Inc. ("VUSA") and Viragen Reagents, Inc. ("Viragen Reagents"). VEL is a majority-owned publicly traded subsidiary of which Viragen holds 70.3% of the outstanding Common Stock. VEL (NASDAQ Small Cap: "VERP"), owns all of the Common Stock of Viragen (Scotland) Limited, ("VSL"), and Viragen (Germany) GmbH. Viragen, VEL, Vira-Tech, Viragen Technology, VUSA, Viragen Reagents and VSL are hereinafter referred to collectively as the "Company," unless the context otherwise requires.

     The Company's operations focus on the development of immunological products developed from human blood derivatives. The Company's first product is a multi-species, human leukocyte-derived alpha interferon ("Natural Interferon"). Natural Interferon is a protein substance that stimulates and modulates the human immune system inhibiting malignant cell growth. In addition Natural Interferon impedes the growth and propagation of various viruses. The Company's second generation Natural Interferon, trade named Omniferon(TM), is currently under development in its injectable form for the potential treatment of Hepatitis B & C, Multiple Sclerosis ("MS"), HIV/AIDS and other autoimmune disorders. Omniferon has not been approved by the United States Food and Drug Administration ("FDA") nor the European Union ("EU") regulatory authorities, and there can be no assurance that such approvals will be obtained at any time in the future. In August 1998, the Company acquired a 10% equity interest, with an option to acquire up to an 80% interest, in Inflammatics Inc. ("Inflammatics"). Inflammatics obtained a license to the rights to LeukoVAX(TM), a human blood derived natural product for the treatment of rheumatoid arthritis. LeukoVAX is currently in FDA, Phase I/II clinical trials. (The Company's Omniferon and LeukoVAX products are sometime collectively referred to as the "Products" or individually as a "Product.")

     The Company intends to obtain FDA and EU approvals for various uses of its Omniferon and LeukoVAX products in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. To date, Viragen has not commercially distributed either product. Vira-Tech has previously manufactured Alpha Leukoferon(TM), the Company's first generation Natural Interferon product. This product was distributed for research purposes pursuant to a limited Florida investigatory license and protocols program which was discontinued in August 1995 (with the exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes under an HIV/AIDS study protocol conducted at no charge to patients). Viragen is concentrating its efforts on preparing, filing and processing its applications and obtaining approvals for Omniferon, initially within the EU, and subsequently, in the United States. The Company commenced preclinical studies with Omniferon in March 1998 and plans to commence clinical trials during the first calendar quarter of 1999.

     The Company has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist the Company in its applications to the FDA and the EU regulatory authorities.

     The Company's majority-owned subsidiary, Viragen (Europe) Ltd., acting through its wholly-owned subsidiary VSL, entered into a License and Manufacturing Agreement with The Common Services Agency of Scotland (the "Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS"). Pursuant to such Licensing and Manufacturing Agreement, SNBTS, on behalf of VSL, will assist in the manufacture of VSL's Omniferon product for exclusive distribution within the EU and non-exclusively worldwide in return for certain royalties and preferential access to the Product for Scottish Agency patients at preferential prices. The Agency has committed to assist in the manufacture of Omniferon in sufficient scale to accommodate the EU clinical trials and, subsequently, for commercial sales in amounts to be agreed upon by the parties. The Agency will also work with the Company in conducting studies relevant to

Omniferon and cooperate with the Company to enable it to comply with the laws and regulations of the EU in connection with production, clinical trials and commercial distribution of Omniferon.

RECENT DEVELOPMENTS

     In furtherance of the Company's strategic plan to secure reliable and safe sources of human white blood cells ("leukocytes" or "buffy coats") critical to the production of both Omniferon and LeukoVAX, the Company has entered into a series of strategic alliance and supply agreements with major worldwide suppliers of blood products. During 1998, Viragen consummated agreements with the American Red Cross and America's Blood Centers, which between them annually collect a substantial majority of the U.S. blood supply, and a series of agreements covering a majority of the blood supply in Germany, a major European supplier.

     In July 1998, the Company and VUSA entered into a strategic alliance and supply agreement with America's Blood Centers ("ABC") for the supply of human white blood cells (leukocytes). ABC is a national network of non-profit, independent community blood centers operating in 45 states. ABC members annually collect in excess of 45% of the U.S. blood supply through its member blood donation centers and mobile collection facilities. Under the terms of the ABC Agreement, the Company was granted first and preferential access to all leukocytes produced by ABC members who have elected to participate in the program. The Company has agreed to pay a fixed cost per buffy coat provided during the first two years of the ABC Agreement. Thereafter, the price may vary based upon incremental costs incurred by participating ABC members.

     In August 1998, the Company and its majority owned subsidiary VUSA, Inc. entered into a fifteen year Agreement with the American Red Cross ("ARC") for the supply of human white blood cells. ARC collects approximately half of the U.S. blood supply. The ARC Agreement provides for the Company's purchase of buffy coats, consistent with agreed upon specifications, based on quarterly forecasts provided by the Company. Buffy coats may be paid for in cash or Common Stock of the Company at the option of ARC, with the valuation of shares paid determined by the average closing price of the Company's shares for the five days prior to the payment due date less a discount. The ARC Agreement further contains an initial price per buffy coat modified by a volume discount pricing schedule and rebate program, subject to periodic renegotiation. Upon execution of the Agreement, ARC received a Warrant to purchase up to 500,000 shares of Common Stock of the Company at exercise prices ranging from $5.50 to $11.00 per share and entered into a Stockholder's Agreement and Registration Rights Agreement relating to shares underlying the Warrant and shares received, if any, in lieu of cash for buffy coat purchases.

     In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating therapy derived from leukocytes currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics Agreement, the Company made an initial investment by purchasing Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 200,000 shares of Common Stock of the Company exercisable at $1.00 dollar per share, representing an initial 10% equity interest in Inflammatics. The Company further obtained two options to acquire up to an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. Additional funding, if any, will be made based upon the Company's evaluation of LeukoVAX clinical trial data and would be utilized to underwrite a FDA Phase III clinical trial. As part of these options, the Company may issue up to 3 million shares of its Common Stock and 300,000 additional warrants to purchase Common Stock of the Company in exchange for additional Series A Convertible shares of Inflammatics bringing the Company's total equity position in Inflammatics to 80%.

     On September 22, 1998 the Company entered into an Equity Line Financing Agreement ("Equity Line Agreement") for a maximum offering amount of $20 million over three years. Provisions of the Equity Line Agreement provide that the Company, at its option, may "Put" shares of Common Stock to the investor, following an effective Registration Statement, at a "Put Share Price" equal to the lesser of (a) 87.5% of the

Market Price for such Put or (b) the difference of (i) the Market Price of such Put minus (ii) $0.225 where the Market Price is defined as the lowest Closing Bid Price during the 10 to 20 trading days (depending upon the size of the Put) following each Put.

     The amount of Common Stock that may be Put in any 30 day period, is limited to one half (1/2) of the aggregate daily reported trading volume in the outstanding Common Stock reported during the 10 trading days preceding the Put date. In addition, on each six month anniversary of the Subscription Agreement date, the Company shall issue to the Subscriber a Purchase Warrant to purchase a number of shares of Common Stock equal to 10% of the number of Put Shares issued to the Subscriber during the preceding 6 calendar months. Each Purchase Warrant shall be exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding each six month anniversary.

     In connection with the Equity Line Agreement, the Company also entered into a Placement Agent Agreement which provides for a Cash Placement Fee on the gross proceeds from the sale of the securities in any Put of: 7% on the first $5 million; 6% from $5 million to $10 million; and 3.5% for amounts in excess of $10 million. If the Company were to Put securities for the entire $20 million available under the Equity Line Agreement, the Cash Placement Fee would total 5% of the total gross proceeds derived. In addition, the Placement Agent Agreement provides for the issuance of Placement Agent Warrants to the Placement Agent equal to: (i) 7%, 6% and 3.5%, respectively, on all shares issued in connection with Put Shares at the same thresholds as the Cash Placement Fee, exercisable at 125% of the average Put Share Price of all Put Shares issued during the preceding six calendar months; and (ii) a warrant to purchase a number of Common Shares in the same percentages as above for which the subscriber has been issued a Purchase Warrant, exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding the applicable six month anniversary.

     As of the closing of the Equity Line Agreement, the Company had approximately 1,900,000 shares of Common Stock available from total authorized shares. Accordingly, to utilize the total funding available under the Equity Line Agreement, the Company must obtain Stockholder approval to increase the number of authorized shares in the Company. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company intends to seek Shareholder's approval of the Equity Line Financing Agreement.

OPERATIONS

     In March 1998, the Company commenced safety and preclinical trials in Europe of its multi-species, human leukocyte-derived alpha interferon, Omniferon. The Company anticipates the commencement of clinical trials in the first calendar quarter of 1999.

     Viragen initially obtained approval for use of Alpha Leukoferon through approved investigational protocols in 1983 under Florida Statute 402.36 (Cancer Therapeutic Act), the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018 (the "499 Program"), was amended to include the Company's protocols and Florida Statute 402.36 was repealed. In 1986, the Company received approval from the Florida HRS under the 499 Program, to distribute Alpha Leukoferon under specific investigative clinical study protocols through hospitals, pharmacies and Florida licensed physicians for the treatment of patients within the State of Florida. The Company subsequently received State of Florida regulatory approval for the investigational use of Alpha Leukoferon in the treatment of Multiple Sclerosis ("MS"), HIV/AIDS, AIDS Related Complex, AIDS/Kaposi Sarcoma, 32 types of cancers, hepatitis and certain other viral diseases. In December 1994, the Company discontinued enrollment of new patients in its Multiple Sclerosis Study 499 Program. In August 1995, the Company negotiated an agreement with the Florida Department of Health and Rehabilitative Services ("HRS") which provided for the elimination of the enrollment of new patients in its existing 499 Program (with the exception of certain limited enrollments approved by the Florida HRS in 1996 for humanitarian purposes including the Company's HIV/AIDS study conducted at no charge to patients), the continued participation by previously enrolled patients in the 499 Program and resolution of other issues. The Company believes, while there can be no assurance as to future regulatory approvals, if any, the discontinuation of the Company 499 Program will facilitate efforts in obtaining FDA and EU approvals for Omniferon. This is based on management's concern that the continuation of the 499 Program, which involved the ongoing distribution of Alpha Leukoferon and receipt of limited revenues, was an impediment to obtaining such approvals. All other previously approved indications and protocols for the use of Alpha Leukoferon are inactive.

     The Company will require additional financing to conduct and complete clinical trials for the purpose of obtaining FDA and/or EU approvals for Omniferon or LeukoVAX (if the Company exercises its right to acquire a controlling interest in Inflammatics). Clinical testing toward FDA and/or EU approval is an expensive process, which is expected to take several years to accomplish with no assurance such approvals will eventually be obtained.

THE PRODUCTS

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

     There are two basic types of interferon, differentiated primarily by their method of manufacture and resultant composition. The first, as produced by the Company, is multi-species natural, human leukocyte-derived alpha interferon produced by cultivated human white blood cells, which are stimulated by the introduction of a harmless agent. This process induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second, recombinant interferon (alpha or beta), is a genetically engineered synthetic interferon generally produced from a single human gene in bacterial cells by recombinant DNA techniques ("Synthetic Interferon").

     Clinical studies suggest that there may be significant therapeutic differences between the use of Natural Interferon and Synthetic Interferon. The Company is advised that studies have found that treatment with Synthetic Interferon in certain cases may cause an immunological response (the production by the human immune system of neutralizing and/or binding antibodies) that reduces the effectiveness of the treatment or which may cause adverse side effects. The Company believes that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to biological differences, the side effects of treatment with Natural Interferon, in certain instances, may be less severe than with Synthetic Interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, Natural Interferon was the only type of interferon available. Research institutions and other biomedical companies like the Company were working to solve the problem of the high cost related to the industrial-scale production of Natural Interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed Synthetic Interferon using DNA technology and subsequently received FDA approval to produce and market their respective recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer. See "Regulation" and "Competition" below.

     After the emergence of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished due primarily to its limited availability and its higher cost of production, and most clinical studies thereafter utilized a synthetic product.

     Hoffman-LaRoche, Inc. and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products. In 1993 Chiron Corp. received FDA approval of BetaSeron(TM), its recombinant beta interferon for the treatment of relapsing/remitting MS. In 1996, Biogen, Inc. received FDA approval for Avonex(TM) its recombinant beta interferon for relapsing/remitting MS. In 1997, Teva Pharmaceuticals received FDA approval of its peptide chemical compound, Copaxone(TM), for relapsing/remitting MS. In addition to the manufacturers of Synthetic Interferons, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received FDA approval in 1989 to sell, in injectable form, Alferon(TM) their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials for additional indications.

APPLICATIONS OF INTERFERON

  Hepatitis C

     The hepatitis C virus (HCV) is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans with approximately 30,000 new cases diagnosed each year and is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently the leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by the Company's scientific staff and advisors, the Company believes that its Omniferon product may prove efficacious in the treatment of this indication.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of hepatitis B ("HBV") infection where the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood where the risk of developing chronic infection is highest. In the United States, which is not in a high prevalence area, approximately 300,000 cases of acute HBV are diagnosed annually with 2% to 10% of these patients developing chronic infections, putting the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic Interferon alpha is the only FDA approved drug for HBV and has been found to be an efficacious treatment in some cases. The Company believes that Omniferon may also prove effective in the treatment of HBV.

  Multiple Sclerosis

     In 1988, following State of Florida regulatory approval for use of the Company's product by HRS for the treatment of multiple sclerosis, the Company, entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of that product and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive MS.

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

  Chronic Myelogenous Leukemia

     Chronic Myelogenous Leukemia ("CML") is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive cytogenetic abnormality, the Philadelphia Chromosome. The current treatment for CML is high dose chemotheraphy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of Leukemia cells as well as the number of bone marrow cells having the Philadelphia Chromosome.

  HIV/AIDS

     In July 1990, the Company received approval from the Florida HRS for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. In September 1993, the Company initiated distribution on a limited basis of its Product under this protocol. However, in December 1994, HRS informed the Company that no new patients may be enrolled under the 499 Program, including those patients with HIV/ AIDS, ARC and Kaposi's Sarcoma, until the Company had satisfied HRS regarding compliance with FDA promulgated current Good Manufacturing Practice ("cGMP") requirements. In July 1995, the Company discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

     In March 1996, the Company in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida of Viragen's natural human alpha interferon product, Alpha Leukoferon, for the treatment of HIV/ AIDS in hemophiliacs. The Company entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to the Company $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, pursuant to which 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. As yet, the Company has not received the final results of the study which includes the patient's follow-up period.

MANUFACTURE OF INTERFERON

     Human white blood cells (leukocytes) and a stimulating agent, raw materials which are readily available to the Company, are needed to produce human interferon. An FDA approved stimulating agent, which is harmless to humans, is introduced into the white blood cell, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified.

     The Company's Omniferon product is currently being manufactured in its Scottish facility for use in ongoing animal safety and preclinical studies in the EU commenced in March 1998, and for human clinical testing anticipated to commence in the first quarter of calendar 1999. The Company's first generation of Natural Interferon was manufactured and distributed in Florida under the 499 Program under the name Alpha Leukoferon. Production of Alpha Leukoferon was discontinued in January 1995.

     Production methods developed by the Company, as well as enhanced methods currently under development (see "Research and Development", below) could serve to reduce the Company's costs of production and, therefore, the market price. However, there can be no assurance that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and product improvement anticipated by management.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and FDA and/or EU approvals, if obtained, of a new pharmaceutical takes several years and requires substantial funding. The Company is currently engaged in animal safety and preclinical studies of Omniferon and, through its equity investment in Inflammatics, FDA Phase I/II clinical trials of LeukoVAX. The completion of requisite clinical studies for either Product prior to marketing approval is dependent upon obtaining significant additional funding. The Company's present focus is the continued research and development of Omniferon for the treatment of hepatitis B and C, Multiple Sclerosis, CML, Herpes and HIV/AIDS.

     The Company has expended a substantial amount of time and resources towards the research and development of improved cell stimulation and purification techniques of its Omniferon Product. These processes are believed to enhance the purity of the product while increasing production yields. It is believed that efforts focused on increased production yields, if successful, would significantly lower related costs of production, ultimately allowing a lower more competitive sales price of the Product.

     In 1991, the Company, due to its then absence of available funds, suspended its research and development activities. In 1993, following receipt of new equity financing and the election of new management, the Company recommenced limited research efforts focusing on improving production techniques. Following receipt of additional funding from private placement offerings which were completed in August and December 1994, respectively, research efforts and related costs increased and can be expected to continue to increase as the Company continues its development of Omniferon.

     Research and development costs totaled $3,866,267, $2,168,914, and $1,503,434 for fiscal years ended June 30, 1998, 1997 and 1996, respectively.

ROYALTY AGREEMENT

     The Company and Medicore, a former affiliate of the Company, have a Royalty Agreement that provides for a maximum cap on royalties to be paid to Medicore of $2,400,000, with a schedule of royalty payments of 5% of the first $7,000,000 of sales of interferon and related products, 4% of the next $10,000,000 of sales and 3% of the next $55,000,000 of sales until the total of $2,400,000 royalty is paid. The agreement further provided that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment due under the agreement.

     The Company recognized royalty expense of $11,901 for the year ended June 30, 1996.

PATENTS

     The Company believes its production techniques are unique and are capable of yielding a superior quality product while reducing production costs which may enable the Company, subject to regulatory approval, to offer Omniferon at a price competitive with the recombinant interferons currently being marketed. The Company intends to file patent applications relative to certain production techniques currently under development. The Company has also submitted several foreign patent applications relating to Natural Interferon for topical use, several of which have been granted.

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

REGULATION

  United States and European Union

     The Company's activities and the Products and processes resulting from such activities are subject to substantial government regulation in the United States at both state and federal levels and within the EU member nations. The manufacturing, advertising and sale of biologic substances and pharmaceutical products is regulated by, and requires the approval of, the FDA, EU, state and local agencies. The Company followed strict production and distribution procedures under State of Florida HRS guidelines relating to its limited distribution of its Alpha Leukoferon within the State of Florida. The FDA has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of the Products. Obtaining FDA and/or EU approval for commercialization of any new product can take significant time and capital since it involves extensive testing procedures and often lengthy clinical trials including the measurement of product safety, toxicity, and efficacy, if any, under specific protocols. The process of obtaining FDA and/or EU regulatory approval initially includes extensive animal testing to demonstrate product safety and preferred dosages. Subsequent human tests are then undertaken to show the same and to document such findings as effectiveness, toxicity and side effects. Biostatistical analysis of data is then gathered in such studies, followed by the submission of all information and data to the regulatory authorities.

     At the present time, the Company is in preclinical studies of its Omniferon product in the EU with no pending clinical trial application relative to Omniferon before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company intends to commence clinical trials in the EU during the first calendar quarter of 1999 and eventually submit an Investigative New Drug Application to the FDA. For these purposes, the Company has assembled a Clinical Advisory Committee comprised of scientists, medical researchers and clinicians who will act in an advisory capacity in order to assist the Company in developing the medical, scientific and clinical aspects in support of the Company's anticipated applications to be filed initially with the EU and eventually FDA regulatory authorities.

     In the United States and Europe, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by regulatory agencies. If Phase II evaluations indicate that a product demonstrated potential effectiveness and has an acceptable safety profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     Regulatory approvals of a new pharmaceutical product can often take five years or longer (unless accelerated in certain instances for life-threatening diseases) and involves the utilization and expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

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

  License and Manufacturing Agreement

     In certain instances, EU regulations may require less stringent preclinical studies for naturally occurring substances such as the Company's Omniferon product than for genetically engineered products. Accordingly, while there can be no assurance, the Company expects to possibly receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval in the EU.

     In July 1995, Viragen (Scotland) Limited ("VSL"), a company incorporated under the laws of Scotland, entered into a License and Manufacturing Agreement with the Common Services Agency of Scotland to secure a sufficient source of needed raw materials as well as expertise in the area of blood-derived products and the regulatory approval process. The Agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to supply leukocytes and manufacture alpha interferon from human leukocytes employing the Company's processes. Securing a sufficient qualified source of blood-derived raw materials within the EU was considered critical to enable the Company to conduct EU clinical trials as well as providing a sufficient source of raw materials necessary for subsequent commercial manufacturing.

     During fiscal 1998, the Company was notified that due to concerns over the possible presence of New Varient Creutzfeld-Jacob disease ("nvCJD") also known as Mad Cow disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the European regulatory authorities were satisfied that the risk of nvCJD contamination had been minimized. The Company intends to utilize leukocytes produced in Germany under its German Red Cross contractual arrangements as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production if needed.

     Prior to the commencement of clinical trials, the Company's Scottish manufacturing facility must be licensed by EU regulatory authorities to conduct such trials. The Company has engaged professionally recognized consultants familiar with the EU regulatory process to assist in the manufacturing and product submissions prerequisite to EU approvals. In addition, the SNBTS has a full-time regulatory department that has obtained approval in the EU of numerous EU blood-derived products. The SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent product approvals at the conclusion of the EU clinical studies. At such time as a manufacturing license is obtained for Omniferon, the Company intends to seek FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulatory authorities will approve the manufacturing or permit clinical testing and distribution of Omniferon within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Company's Product for clinical trials and subsequent distribution in the United States.

     VSL has been organized by the Company to manufacture and distribute Omniferon and related products in the EU and other countries outside the United States. Through Viragen Technology Inc., Viragen has transferred patent and proprietary rights associated with the production of its Product and related technology to VSL under a grant of license. VSL has provided the SNBTS with an exclusive license to use the proprietary rights covered by the License and Manufacturing Agreement for the manufacture and distribution of Omniferon within the EU. SNBTS has committed to participate with the Company in the manufacture of Omniferon in sufficient scale to accommodate the EU clinical trials and also to conduct certain studies relevant to the Product and cooperate with VSL and the Company in complying with the laws and regulations of the EU in connection with the production of Omniferon.

     Pursuant to the License and Manufacturing Agreement, VSL, VEL and the Company are providing SNBTS with full access to the proprietary technology and specialized equipment, providing suitable training as needed to SNBTS personnel and defraying all costs associated with securing permits and regulatory approvals, augmenting SNBTS facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation substantiating compliance with EU regulatory requirements. SNBTS will receive compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices. The Company has further agreed to compensate SNBTS for the provision of process documentation for further production facilities established by the Company.

     The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Agreement also contains provisions protecting the proprietary rights of VSL and the Company and the preclusion of certain competitive activities by SNBTS.

     As a result of the completion of the private placements undertaken in March 1996, VEL received net proceeds of $5,102,000 which is being used for (i) the leasing and improvement of production facilities in Edinburgh, Scotland, utilized in the manufacture of Omniferon; (ii) the purchase of equipment for use of VSL's Scottish facilities; (iii) the payment of royalties to Viragen Technology, commenced in calendar 1997 and (iv) for working capital purposes. VSL is currently engaged in animal safety and preclinical studies and will require significant additional financing to complete clinical trials required to obtain EU regulatory approval for distribution of the Product. Clinical testing toward EU approval is an expensive process, which is expected to take several years to accomplish with no assurance that such approval will eventually be obtained.

COMPETITION

     Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well-established and abundantly financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of certain cancers, viral infections, MS, HIV/IDS, KS and hepatitis.

     In addition to the manufacturers of Synthetic Interferons, Interferon Sciences, Inc. a domestic manufacturer of Natural Interferon received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials for additional indications.

     The Company believes that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the Product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. The Company's ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. The Company is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

     As of September 21, 1998, the Company has 41 employees, of which 23 are Research and Development and Quality Assurance/Quality Control personnel. The remaining 18 employees are management, regulatory and/or administrative.

ITEM 2.  PROPERTIES

     In November 1996, the Company entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location houses the Company's administrative and executive offices as well as potential laboratory expansion space. The lease contains an option for up to two additional five year terms. Base lease payments on the facility total $15,700 per month. The Company's administrative offices are located at 865 SW. 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

     The Company owns a 14,000 square foot building in Hialeah, Florida. This facility includes a laboratory for biomedical research and development activities. The Company refinanced its building through a $600,000 borrowing with a Florida bank under a five year note and mortgage in August 1991. The loan was reduced in equal monthly principal payments of $2,500 with interest at 2% in excess of the prime rate. The mortgage was on the land, building and improvements, equipment and fixtures used in connection with the realty. A balloon payment of $450,000, due in August 1996 was paid-in-full at maturity.

     In November 1996, the Company, through VSL, entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 12,000 sq. ft., contains the Company's European laboratory and production facilities. This location will augment other productive assets located within the SNBTS facility, which are available to the Company under the Scottish

Agreement. The annual base lease rate for the facility is 71,700 UK pounds or approximately US$120,000 plus adjustment for common area maintenance charges. The Company has the right to renew the lease for four additional five year terms.

     The Company considers that its properties are generally in good condition, well-maintained and generally suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1997, the Company, through its majority owned subsidiary Viragen (Europe) Ltd. (formerly Sector Associates, Ltd. -- "Sector"), was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee for Florida West Airlines, Inc. The suit alleged that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The Company denied that such transfers were preferential and vigorously defended the claims. This litigation was settled for $25,000 in July 1998, which amount the Company believed represented less than its anticipated costs of further litigation.

     In October 1997, the Company, the Company's President and Cytoferon Corp., a former affiliate of the President, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS) by a stockholder of the Company and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of Common Stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of his intent to refile a complaint in Circuit Court in the State of Florida. The plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks a judgement similar to that of the dismissed Federal suit. In March 1998 the Circuit Court granted the Company's Motion to Dismiss the complaint. Subsequently, the plaintiff filed an Amended Complaint alleging similar claims and seeking comparable remedies. In April 1998, the Company filed a Motion to Dismiss plaintiff's amended complaint which was denied by the Court. The Company has filed its answer denying the plaintiff's claims and discovery is proceeding.

     The Company denies the allegations of the complaint and, while it cannot predict the ultimate outcome, it intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the NASDAQ Small Cap Market between June 4, 1996 and December 28, 1996 and on the NASDAQ National Market since December 29, 1996 under the symbol "VRGN". The following table sets forth the high and low bid quotations for the Common Stock since July 1, 1996.

                                                                HIGH          LOW
                                                                -----        -----
1997-1998
First Quarter ended 09/30/97................................   $3          $2  5/32
Second Quarter ended 12/31/97...............................    2   1/4     1  3/32
Third Quarter ended 03/31/98................................    2   3/4     1 23/32
Fourth Quarter ended 06/30/98...............................    2   3/4     1 25/32

1996-1997
First Quarter ended 09/30/96................................    5   7/8     3   1/2
Second Quarter ended 12/31/96...............................    6 13/16     3   5/8
Third Quarter ended 03/31/97................................    5  9/16     2   1/4
Fourth Quarter ended 06/30/97...............................    3   3/8     1   3/8

     The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

     As of September 21, 1998 there were approximately 2,700 stockholders of record. At that date the closing price of the Common Stock was $1.50 per share.

     The Company has not paid any dividends on its Common Stock since its incorporation in 1980. Since the Company had been in the development stage, has experienced losses since inception (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), has significant capital requirements in the future and presently intends to retain future earnings, if any, to finance the expansion of its business, it is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, if any, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                            YEAR ENDED JUNE 30,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
Revenues.............................  $    1,143   $    1,404   $      739   $      722   $      677
Net loss.............................      (7,856)      (4,775)      (4,672)      (3,952)      (1,083)
Loss attributable to Common Stock....     (10,354)     (14,674)      (5,570)      (3,955)      (1,087)
Loss per average Common Share........        (.21)        (.37)        (.15)        (.12)        (.06)
Weighted average Shares
  outstanding........................  50,502,503   39,134,631   36,198,302   32,137,693   18,686,751

                        CONSOLIDATED BALANCE SHEET DATA

                                                            YEAR ENDED JUNE 30,
                                             -------------------------------------------------
                                              1998       1997       1996       1995      1994
                                             -------    -------    -------    ------    ------
Working capital..........................    $ 7,842    $29,331    $18,266    $1,614    $  795
Total assets.............................     15,895     37,462     20,617     3,330     2,744
Long-term debt...........................        280        239        116       857       976
Stockholder's equity.....................      6,072     32,144     17,275     1,698       546

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected Product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-3, as filed with the Securities and Exchange Commission on April 17, 1998. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

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

     The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any current or future patent, if any, owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

     The Company has incurred operational losses and operated with a negative cash flows since its inception in December 1980. Losses have totaled $7,856,136, $4,775,245, and $4,672,271 for the years ended June 30, 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled approximately $7,842,000 on June 30, 1998, a decrease of approximately $21,489,000 from the previous year end balance. This decrease was due in part to the exchange of a Convertible Preferred Stock series for a note payable totaling $9,720,241 which was paid in full during the year, as well as additional cash redemptions, refunds and dividends in certain other convertible preferred stock series totaling approximately $8,967,000, additions to property, plant and equipment of approximately $1,623,000, and operational losses of $7,856,136 being offset by the proceeds of two Convertible Stock Offerings (Series H and Series I) during the period.

     Commencing in June 1996 through February 1997, the Company completed four Convertible Preferred Stock issuances with gross proceeds of $40,000,000: Series B- $15,000,000; Series C-$5,000,000; Series D-$15,000,000 and Series
E-$5,000,000.

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

     In July 1997, the then remaining unconverted Series B Preferred Stock was exchanged for a 10% Promissory Note in the amount of $9,720,241. The Note provided for principal and interest payments over nine monthly installments commencing in October 1997. The Note could be prepaid without penalty and was not convertible into Common Stock of the Company. The Note was paid off during fiscal 1998. Also in July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their then remaining 974 shares ($1,000 face value per share) over a minimum two month period. The modified conversion price was the lower of (i) $2.20 per share or
(ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The remaining shares of Series C Preferred Stock were completely converted into Common Stock in December 1997.

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

     The Series F Preferred Stock provided for a limitation on the holder limiting conversion during any two-week period of $800,000 including accrued and unpaid dividends. The terms also provided the Company with a cash-out option at the face amount being converted plus 12% if the Conversion Price is below $2.00 per share. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on the speed of future conversion, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock. During the third fiscal quarter of 1998, the remaining Series F Preferred Stock outstanding totalling 4,200 shares ($4,200,000), was converted (1,750 shares) or redeemed through cash payments (2,450 shares).

     The terms of the Series G Preferred Stock provided that commencing in September 1997, the holder was limited to converting 667 shares ($667,000) per month over a 6-month period. The provisions further provided that the Company would be required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock converted during the proceeding calendar month. In addition, the holder was restricted from converting into Common Stock if the market price of the Company's Common Stock was less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock. No other material changes were made in the substantive terms from the previously issued Series E Preferred Stock. The final redemption of the Series G Preferred Stock occurred in February 1998.

     During the third and fourth fiscal quarters of 1998, the Company closed $7 million in financings replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998, the Company received net proceeds of approximately $4,625,000 from the sale of 500 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") with an aggregate stated value of $5 million. In April 1998, the Company received net proceeds of approximately $1,840,000 from the sale of 200 shares of its Series I

Convertible Preferred Stock (the "Series I Preferred Stock"). The Company incorporated certain restrictions as part of the Series H and Series I Preferred Stock designations which the Company believes will facilitate a more orderly market relative to the underlying shares of its Common Stock. The Series H and Series I Preferred Stock bear no dividends although, upon liquidation or conversion, an 8% accretion factor will be included in the calculation for purposes of determining the liquidation and conversion amount.

     Both the Series H and Series I Preferred Stock issuances were not convertible until six months following the closing date for the Series H transaction. The conversion price is the lower of (i) the fixed conversion price, which will be equal to the lower of the average closing price per share for the 5 days prior to closing ($2.15 per share) or the market price of Common Stock six months following the final closing date ($1.94 per share), and (ii) the variable conversion price which will be equal to 82% of the market price at the date of conversion. The Company retained the right to redeem both issuances of Preferred Stock at various prices upon receipt of a notice of conversion. In addition, the right of conversion is further limited to a maximum of 15% of the aggregate amount of the Series H and Series I Preferred Stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months. As of September 21, 1998 $1,045,000 in principal of the Series H and Series I Preferred Stock issuances had been presented to the Company for conversion into 1,064,486 shares of Common Stock.

     The Series H Preferred Stock and Series I Preferred Stock have certain events of default which include bankruptcy or the failure of the Company to (i) remain qualified for trading; (ii) convert preferred shares to common stock; and
(iii) maintain an effective registration statement. Upon the occurrence of an event of default, the holders of the Series H Preferred Stock and Series I Preferred Stock have the right to redeem all or any portion of the then outstanding amount. The amount outstanding is calculated as the greater of 1.3 times the value of the Preferred Stock for which demand is being made plus the accreted but unpaid amounts (calculated at 8%) earned on the Preferred Stock plus liquidated damages and other cash payments then due or the product of the highest price at which the Company's Common Stock is traded on the date of an event of default divided by the conversion price as of that date and the amount being redeemed. Since the 8% accretion is due upon mandatory redemption, the Company has increased the carrying amount of the Series H Preferred Stock and Series I Preferred Stock by this amount.

     In April 1998, the Company entered into an option agreement with Southern Health SDN.DHD ("Southern") a private Malaysian/Australian-based healthcare investment group. The option agreement provides Southern the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998, an exclusive private-label Manufacturing and Distribution License for the Company's proprietary production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern has paid the Company a $200,000 option fee, $100,000 of which is non refundable and intended to defer the costs of related due diligence with the remaining $100,000 refundable if the Company elects not to proceed with this transaction. There can be no assurance that this transaction will ultimately be successfully concluded. Also, the Company believes that this transaction may be negatively affected by instability in Asian financial markets.

     While subject to significant limitation, the Company at June 30, 1998 has available approximately $26,424,000 in net tax operating loss carryforwards expiring between 1999 and 2013, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of its Omniferon and/or LeukoVAX products. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

     On September 22, 1998 the Company entered into an Equity Line Financing Agreement ("Equity Line Agreement") for a maximum offering amount of $20 million over three years. Provisions of the Equity Line Agreement provide that the Company, at its option, may ("Put") shares of Common Stock to the investor, following an effective Registration Statement, at a "Put Share Price" equal to the lesser of (a) 87.5% of the

Market Price for such Put or (b) the difference of (i) the Market Price of such Put minus (ii) $0.225 where the Market Price is defined as the lowest Closing Bid Price during the 10 to 20 trading days (depending upon the size of the Put) following each Put.

     The amount of Common Stock that may be Put in any 30 day period, is limited to one half (1/2) of the aggregate daily reported trading volume in the outstanding Common Stock reported during the 10 trading days preceding the Put date. In addition, on each six month anniversary of the Subscription Agreement date, the Company shall issue to the Subscriber a Purchase Warrant to purchase a number of shares of Common Stock equal to 10% of the number of Put Shares issued to the Subscriber during the preceding 6 calendar months. Each Purchase Warrant shall be exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding each six month anniversary.

     In connection with the Equity Line Agreement, the Company also entered into a Placement Agent Agreement which provides for a Cash Placement Fee on the gross proceeds from the sale of the securities in any Put of: 7% on the first $5 million; 6% from $5 million to $10 million; and 3.5% for amounts in excess of $10 million. If the Company were to Put securities for the entire $20 million available under the Equity Line Agreement, the Cash Placement Fee would total 5% of the total gross proceeds derived. In addition, the Placement Agent Agreement provides for the issuance of Placement Agent Warrants to the Placement Agent equal to: (i) 7%, 6% and 3.5%, respectively, on all shares issued in connection with Put Shares at the same thresholds as the Cash Placement Fee, exercisable at 125% of the average Put Share Price of all Put Shares issued during the preceding six calendar months; and (ii) a warrant to purchase a number of Common Shares in the same percentages as above for which the subscriber has been issued a Purchase Warrant, exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding the applicable six month anniversary.

     As of the closing of the Equity Line Agreement, the Company had approximately 1,900,000 shares of Common Stock available from total authorized shares. Accordingly, to utilize the total funding available under the Equity Line Agreement, the Company must obtain Stockholder approval to increase the number of authorized shares in the Company. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company intends to seek Shareholder's approval of the Equity Line Financing Agreement.

     Management believes that the Company's Omniferon product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand and available under its Equity Line Agreement will provide the Company with the funds necessary for at least the next fiscal year to continue its current level of operations, focused on current development and production scale-up projects relating to Omniferon in the Company's laboratory and manufacturing facility in Scotland, including EU preclinical trials currently being conducted and the commencement of clinical trials. Clinical trials in the EU are scheduled to commence in the first quarter of calendar 1999.

     Additional funding will be required to complete the clinical trial process relating to Omniferon both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: preclinical, Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development research, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

     In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc. a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodilating white blood cell (leukocyte) preparation currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics Agreement, the Company made an initial investment in the form of Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 200,000 shares of the Company's Common Stock at $1.00 dollar per share. The Company further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. Additional funding, if any, will be made based upon the evaluation of LeukoVAX clinical trial data and will be utilized to underwrite a Phase III clinical trial. The Agreement also provides for the Company to issue up to 3 million shares of its Common Stock and warrants to acquire 300,000 shares at the then current market price of the Company's Common Stock in exchange for additional Series A Convertible shares of Inflammatics if all funding phases are completed.

     The Company commenced pre-clinical trials with Omniferon in the EU in March 1998 and intends to commence clinical trials in the EU during the first calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the U.S. FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

RESULTS OF OPERATIONS

     No sales revenue or related costs of sales were recognized for the fiscal years ended June 30, 1998 or 1997, respectively. The termination of sales revenues was due to patients previously enrolled under the Company's State of Florida HRS 499 program, the Company's only sources of sales revenue, completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its products unless or until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to Omniferon, the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company commenced pre-clinical trials in the EU in March 1998 and intends to commence clinical trials in the EU during the first calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

1998 COMPARED TO 1997

     Interest and other income of $1,143,112 represented earnings on invested cash balances during the year and reflects a 19% decline from the previous fiscal year. As the Company's cash balances have declined significantly from the previous year, due primarily to cash redemptions on Convertible Preferred Stock issuances and operational losses (see "Liquidity and Capital Resources" above) this trend is expected to continue into the next fiscal year.

     Research and development costs totaled $3,866,267, for fiscal 1998 compared to $2,168,914 for the previous year. This increase reflects the overall increase in research activities being conducted between the periods both in the U.S. and Scotland, related primarily to the scale-up of the Company's manufacturing technology in its Scottish manufacturing facility. Components of this increase included increases in laboratory supplies expense of $466,900, increases in research related salaries and support fees of $440,100, an increase in research related scientific professional fees paid to SNBTS of $200,100, increased consulting and outside laboratory testing of $208,400, and increased travel related expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities.

     Selling, general and administrative expenses totaled $5,429,345 for fiscal 1998, reflecting an increase of $1,470,677 (37%) over the preceding year. This increase included increases in administrative salaries and related taxes of $599,400, due primarily to the addition of administrative staff in the Company's Florida facility and domestic salary increases. The Company also recognized increases in rent expense commencing in

August 1997 related to its new administrative facility in Plantation, Florida and the expansion of leased space in its Scottish manufacturing facility. Rent expense for the Company's facilities increased by $393,600 over the prior year. Legal fees between the periods have increased by $559,000, due to increases in fees associated with research of technology patents of $111,300, expanded efforts in collaborative agreements and general contractual transactions both domestically and in Europe of $211,200 and increased costs associated with litigation of $222,900. The Company also recognized $109,900 in bad debt expense attributable to a Director loan with related accrued interest (see Item 13 "Certain Relationships and Related Transactions"). These increases were offset by compensation expense in the prior year of $396,500 attributable to the issuance of options not incurred in fiscal 1998 and a loss settlement in the prior year of $250,400. The Company has also experienced increased travel costs attributable to administrative support functions related to the establishment of the Company's Scottish facility.

     Depreciation expense increased to $506,934, compared with $281,920 for the preceding year. This increase was attributable primarily to the acquisition and commencement of utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facilities during fiscal 1997 and fiscal 1998. The balance of the increase between the periods was primarily due to the utilization of additional laboratory and research equipment in the Company's Florida laboratory facility acquired during the same period. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its technology transfer and process development and scale-up projects related to its Omniferon product and enters its clinical trial phases scheduled to commence in the first quarter of calendar 1999.

     Interest expense totaled $590,867 for fiscal 1998, reflecting a significant increase over the preceding year. This increase was due primarily to interest expense attributable to the 10%, $9,720,240 Note Payable issued in July 1997 in exchange for the Company's Series B Convertible Stock then outstanding. This Note was paid-in-full in April 1998. See "Liquidity and Capital Resources" above.

1997 COMPARED TO 1996

     Interest and other income, which totaled $1,404,000 for fiscal 1997, reflected a sharp increase over the prior year. This increase was attributable to interest income earned on the net proceeds of a series of Convertible Preferred Stock Offerings made during June 1996 and fiscal 1997. See "Liquidity and Capital Resources" above.

     Research and development costs totaled $2,168,914 during the year compared to $1,503,434 for fiscal 1996. This increase of $665,480 (44%) reflects an overall increase in research activities and was primarily attributable to an increase in laboratory supplies expenses of approximately $326,000, an increase in fees paid to SNBTS relating to contracted reimbursements of $71,000, increased travel expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities of $120,000, an increase in research related consulting fees and increased salaries and related taxes for laboratory personnel.

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

     The Company also recognized increases in insurance expenses associated with employee related insurance coverage and increased liability coverages of $128,00, increased travel related costs of $109,000, primarily attributable to administrative support related to the establishment of the Company's Scottish facility, increased building and equipment leasing costs of $105,000 and additional fees associated with the

Company's listing on the NASDAQ National Market of approximately $73,000. These increases were offset by the reduction in officer loans forgiven in the prior year of $282,000 and a loss recognized on the valuation of the Company's Florida laboratory facilities of $316,000 pursuant to FAS 121 in fiscal 1996.

YEAR 2000

     The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Products produced for planned clinical trials and eventually for commercial scale production.

     The Company will utilize both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth quarter of fiscal 1998. Due to the limited size of the Company's administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by March 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $50,000 to $70,000, including projected hardware replacements indicated. Funding for the evaluation and corrective phases will be provided from general working capital.

     The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its current and planned future operations to discuss and evaluate their own compliance programs.

     The costs and projected completion dates of the Company's Year 2000 compliance program is based on management's best estimates and is dependent in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom the Company has no direct control. Accordingly, the inability of the Company or critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on the Company's operations from a product development, clinical trial or commercial manufacturing standpoint, negatively affecting its financial condition, results of operations and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                     SERVED AS
                                                                                   OFFICER AND/OR
                                                                                      DIRECTOR
NAME                              AGE          POSITION WITH THE COMPANY               SINCE        CLASS
----                              ---   ----------------------------------------   --------------   -----
Gerald Smith...................   68    Chairman of the Board and                       1994          C
                                        President                                       1993
Robert Zeiger..................   54    Chief Executive Officer and Director            1995          B
Dennis W. Healey...............   50    Chief Financial Officer and Treasurer           1980          B
                                        Director, Executive Vice President              1984
                                        And Secretary                                   1993
                                                                                        1994
Dr. Jay Sawardeker.............   60    Chief Operating Officer and                     1996
                                        Executive Vice-President -- Technical
                                        Affairs
Charles F. Fistel..............   37    Executive Vice President                        1994
Dr. Joseph P. Morris...........   45    Vice President -- Research and Development      1995
Robert C. Rech.................   34    Senior Vice President                           1997
Carl N. Singer.................   80    Director                                        1997          C
Peter D. Fischbein.............   58    Director                                        1981          B
Sidney Dworkin, Ph.D...........   77    Director                                        1994          A
Charles J. Simons..............   80    Director                                        1998          A
Jose I. Ortega.................   26    Controller                                      1996

     On February 28, 1997, the Company amended its Certificate of Incorporation and established a classified Board of Directors commencing with the 1997 Annual Meeting, pursuant to which the Directors of the Company were divided into three subclasses consisting of Class A, Class B and Class C, respectively. The term of the Class A Directors initially will expire after the 1998 Annual Meeting of Stockholders; the term of the Class B Directors initially shall expire after the 1999 Annual Meeting of Stockholders; and the term of the Class C Directors initially shall expire after the 2000 Annual Meeting of Stockholders. At each Annual Meeting of Stockholders, Directors of the respective class whose term expired shall be elected, and the Directors chosen to succeed those whose terms shall have expired shall be elected to hold office for a term to expire at the third ensuring Annual Meeting of Stockholders after their election, and until their respective successors are elected and qualified.

     Gerald Smith, In May 1993, Mr. Smith became President of the Company. Since 1982, Mr. Smith was a principal stockholder, President, Chief Executive Officer and director of Business Development Corp. ("BDC"), which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a director of Cinescopic Corporation and International Database Service, Inc., computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication.

     Mr. Smith has discontinued BDC's operations in order to devote all of his time to the Company. Mr. Smith is also Chairman of the Board and President of Viragen (Europe) Ltd ("VEL") and its subsidiaries and Viragen U.S.A., Inc.

     Robert H. Zeiger, was appointed Chief Executive Officer and Chief Operating Officer and was elected as a Director in May 1995. Mr. Zeiger has served as a pharmaceutical executive since 1971. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., Research Triangle Park, North Carolina, serving as Vice President and General Manager of their Dermatological Division from 1985 to 1988 and Vice President and General Manager of Glaxo Pharmaceuticals from 1991 to 1994. Mr. Zeiger also served as Vice President, Marketing and Sales with Stiefel Laboratories, Inc., Coral Gables, Florida, from 1979 to 1985 and as National Sales Manager to Knoll Pharmaceutical Company, Whipping, New Jersey from 1971 to 1979. Mr. Zeiger was also Chief Executive Officer and a Director of VEL. On July 31, 1998 Mr. Zeiger resigned for health reasons his position as Chief Executive Officer of the Company and Director of VEL, effective September 30, 1998. He will continue to serve as Vice Chairman and Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors.

     Dennis W. Healey, is a Certified Public Accountant and was appointed Chairman of the Board and Chief Executive Officer on April 13, 1993. In June 1994, Mr. Healey relinquished that position as Chairman of the Board to Mr. Smith and in July 1994, relinquished the position of Chief Executive Officer upon the employment of Mr. Fistel. Upon Gerald Smith becoming President in May 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of the Company since 1980. Mr. Healey was appointed Secretary in 1994. Until his resignation in July 1996, Mr. Healy served as Senior Vice President, Principal Financial Officer and Treasurer of Medicore, Inc. a public company engaged primarily in electronics assembly and ownership of dialysis centers ("Medicore") and Executive Vice President of its Techdyne affiliate. He also served as Treasurer of most of Medicore's subsidiaries and as a Vice President of Dialysis Corporation of America ("DCA"), a subsidiary of Medicore and Secretary, Treasurer and director of other DCA subsidiaries. Mr. Healey joined Medicore in 1976 as its Controller. Mr. Healey is also Executive Vice President, Treasurer, Secretary and a Director of VEL and VUSA.

     Dr. Jay Sawardeker, the Company's Chief Operating Officer, joined the Company in 1996 as Executive Vice President, Technical Affairs. For over 25 years, Dr. Sawardeker has served in various pharmaceutical senior technical management capacities, primarily with the Glaxo Holdings organization. Most recently, he served as Corporate Vice President -- Worldwide Quality Assurance for Glaxo Holdings. Prior thereto, he served as Corporate Vice
President -- Manufacturing and Vice President -- Quality Assurance of Glaxo, Inc. Dr. Sawardeker also previously served as Director of QA for the Whitehall Laboratories division of American Home Products and Group Manager of QA for the Ortho Pharmaceutical division of Johnson & Johnson.

     Charles F. Fistel, was appointed Chief Executive Officer of the Company upon his employment in July 1994, which position he relinquished to Mr. Robert
H. Zeiger in May 1995, becoming an Executive Vice President of the Company. Mr. Fistel served as a Director of the Company from June 1996 to July 1998. Mr. Fistel, prior to joining the Company, served for two years as an independent financial advisor to publicly-traded and privately held emerging growth companies. Prior thereto, between 1986 to 1992, he served as Executive Vice President, Chief Financial Officer and a director of Tiger Direct, Inc., a Miami, Florida-based publicly-traded computer technology development, marketing and distribution company. From 1981 to 1986, Mr. Fistel, who is a Certified Public Accountant, actively practiced public accounting. Mr. Fistel is also Executive Vice President and a Director of VUSA.

     Dr. Joseph Morris joined the Company as Director of Research & Development in January 1995 and was appointed Vice President in March 1996. Prior to joining the Company Dr. Morris served as Laboratory Head of the Production Development Group of Genetics Institute, Inc. From 1991-1993 he was Senior Scientist and Head of Process Biochemistry at Biogen, Inc., working on process development of Avonex(TM), Biogen's recombinant beta-interferon. He also served as Director of Bioprocess Development for PerSeptive Biosystems, Inc. Dr. Morris has specific expertise in the areas of biopharmaceutical protein characterization and purification, liquid phase chromatography with cytokines, and interferon biochemistry. He received his Ph.D. in Biochemistry and Biophysics in 1984 from the University of Notre Dame.

     Robert Rech joined Viragen as Senior Vice President in May 1997. Mr. Rech is responsible for the Company's relationships with the healthcare/life science investment community and its acquisition and strategic alliance activities. From 1988 to 1997, Mr. Rech served in various capacities in the Investment Banking Department at the Sumitomo Bank, Limited New York, NY, most recently as Vice President and Deputy Head of North American Operations. Mr. Rech provided the bank's clients with advisory services primarily relating to mergers, acquisitions and strategic alliances in the biotechnology area. During his last four years at Sumitomo, Mr. Rech advised North American life science and Japanese pharmaceutical/medical device companies with respect to cross-border strategic alliances.

     Carl N. Singer was elected a Director in August 1997 and also serves as Chairman of the Executive Committee of the Board of Directors. Mr. Singer is the Chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Singer has served as a Director, President and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

     Peter D. Fischbein, is an attorney who has been practicing law for approximately 33 years. Mr. Fischbein served as the Company's Secretary between May and December 1994. His former law firm on occasion represented the Company, Medicore and the Viragen Research Associates Limited Partnership which has certain contracts with the Company. Mr. Fischbein is also a director of Medicore (since 1984) and Techdyne (since 1985). Mr. Fischbein has been general partner of several limited partnerships engaged in oil exploration and real estate development.

     Sidney Dworkin, Ph.D., elected a Director in August 1994, was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as Chairman of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr. Dworkin has served as Chairman of the Board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as Chairman of Comtrex Systems, Inc., which is engaged in development and sale of programmable cash registers. Dr. Dworkin also serves on the Board of Directors of CCA Industries, Inc., Interactive Technologies, Inc., Northern Technologies International Corporation and Crager Industries, Inc., all of which are publicly-traded companies.

     Charles J. Simons was elected to the Board of Directors in July 1998 and serves as Chairman of the Audit, Finance and Compensation Committee of the Board of Directors. Mr. Simons retired in 1981 as Vice Chairman of the Board and Executive Vice President of Eastern Airlines, Inc., where he served for more than 41 years. Mr. Simons also served as a Director and Chairman of the Executive Committee of the Board of Directors of American West Airlines until his resignation in September 1986. Mr. Simons currently serves as a Director and Vice Chairman of the Board of G.W. Plastics, Inc., a manufacturer of plastic products, Director and Chairman of the Finance Committee of Veridian Corporation, an aerospace subcontracting and consulting company, Director and Chairman of the Finance Committee or Renex Corp., a provider of hemodialysis services, Director and Chairman of the Finance Committee of DSS Corp., which provides training and markets products for use by diabetics, and Director of Arrow Air Corp., which is engaged in cargo transportation.

     Jose I. Ortega is a Certified Public Accountant and joined the Company as its Controller in June 1996. From 1993 until joining the Company, Mr. Ortega was a member of the Audit Staff of Ernst & Young LLP, the Company's independent audit firm.

     There is no family relationship between any of the officers and directors.

     During Fiscal 1998, the Company's Board of Directors met twice. The Company has constituted an Executive Committee and an Audit, Finance and Compensation Committee. The Executive Committee consists of Messrs. Singer (Chairman), Smith and Zeiger. The Audit, Finance and Compensation Committee consists of Messrs. Simons (Chairman), Healey, and Dworkin.

     The Executive Committee is empowered to act for the full Board in intervals between Board meetings, with the exception of certain matters which by law may not be delegated. The Executive Committee will meet as necessary, and all actions by the committee are to be reported at the next Board of Directors meeting.

     The Audit, Finance and Compensation Committee oversees the Company's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The Audit, Finance and Compensation Committee also acts as liaison to the Company's independent certified public accountants, and conducts such work as is necessary and receives written reports, supplemented by such oral reports as it deems necessary, from the audit firm. The Audit, Finance and Compensation Committee also provides overall guidance for officer compensation programs, including salaries and other forms of compensation, and for implementation of the Company's budget process. Prior to fiscal 1998, the Company's Board of

Directors acted as a whole as the Audit, Finance and Compensation Committee. During fiscal 1998, the Audit, Finance and Compensation Committee met three times with all Committee members present.

AUDIT, FINANCE AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Currently, there are three members of the Audit, Finance and Compensation Committee, which was reorganized in February 1998, two of whom are outside Directors and one is an inside Director. The one inside Director is Dennis W. Healey, an Executive Vice President, Treasurer, Chief Financial Officer, and Secretary of the Company. Mr. Healey also serves in a similar capacity for one or more of the Company's subsidiaries. Mr. Healey abstains from any discussions or votes concerning his salary and other forms of compensation received from the Company.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table sets forth information concerning the compensation and employment agreements of the Chief Executive Officers of the Company and four other most highly compensated executive officers as of June 30, 1998.

                                                                                                           ALL
                                                          OTHER       RESTRICTED                          OTHER
NAME AND PRINCIPAL                                        ANNUAL        STOCK      OPTIONS/     LTIP     COMPEN-
POSITION                    YEAR    SALARY    BONUS    COMPENSATION     AWARDS     SARS (#)   PAYOUTS    SATION
------------------          ----   --------   ------   ------------   ----------   --------   --------   -------
Gerald Smith.............   1998   $263,000
Chairman of                 1997    175,885                                        1,050,000
Board and President(1)      1996    154,615   $7,500     $14,000                   1,600,000

Robert H. Zeiger.........   1998    111,347
CEO and                     1997     65,250                5,000         50,000
Director(2)                 1996     66,653                             100,000

Dennis W. Healey.........   1998    240,500
Exec. V.P., Treas.,         1997    163,345                             350,000
CFO and Director(3)         1996     78,653    1,250       8,500        500,000

Charles F. Fistel........   1998    150,000
Exec. V.P                   1997    138,886                             300,000
and Director(4)             1996    110,000                6,000        110,000

Jay Sawardeker...........   1998    148,470
Exec. V.P., and             1997    113,462                             200,000
Director (5)                1996                                        250,000

---------------

(1) The Company entered into a two-year employment agreement with Mr. Smith, effective October 6, 1995 providing for an annual salary of $160,000 and $170,000 for the first and second years, respectively. The agreement provided for health, life insurance and similar employee benefits generally available to other employees of the Company, use of an automobile and related maintenance expenses and reimbursement of expenses incurred in fulfilling his normal responsibilities to the Company. In January 1996, Mr. Smith exercised options to purchase 750,000 shares of Common Stock through the issuance of a note in the principal amount of $217,500 with the shares being issued into escrow pending cash payments further providing the shares may be released from escrow in increments of no less than $3,000. Mr. Smith received a bonus equal to the par value ($7,500) of the shares purchased. On June 6, 1996, the Company forgave Mr. Smith's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors. On March 1, 1997 Mr. Smith entered into a two-year employment agreement, superceding all previous agreements, under terms similar to his previous employment agreement. The agreement provided for a salary of $190,000 and $200,000 for the first and second years, respectively, and further provided for options to purchase 1,000,000 shares of common stock at $3.22 per share, exercisable over five years. See Item 13, "Certain Relationships and Related Transactions."

     On March 1, 1997 Viragen (Europe) Ltd. entered into a two-year employment agreement with Mr. Smith under terms similar to his employment agreement with the Company, providing for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the period July 1, 1997 through June 30, 1998 and $82,000 for the period from July 1, 1998 through February 28, 1999. Mr. Smith serves as the President and Chairman of Viragen (Europe) Ltd.

(2) On May 9, 1995, the Company entered into a two-year employment agreement expiring May 1, 1997, with Robert H. Zeiger to serve as Chief Executive Officer and Chief Operating Officer of the Company at an annual salary of $120,000. The agreement provided for health, life and similar employee benefits generally made available to other employees of the Company, use of an automobile and related maintenance expenses and reimbursement for expenses incurred in fulfilling his normal responsibilities to the Company. The agreement provided for the issuance of options to purchase the aggregate of 1,000,000 shares of Common Stock of the Company at an exercise price of $.96 per share, exercisable with respect to 500,000 shares commencing May 8, 1996 through May 8, 2001 and exercisable for the remaining 500,000 shares commencing May 8, 1997 through May 8, 2002. The options are terminable prior to the lapse of their respective terms only if Mr. Zeiger's employment should be terminated for cause, and, in that event, the options must be exercised to the extent that they have vested within 90 days of such termination. On August 1, 1997 Mr. Zeiger entered into a one year employment agreement under terms similar to his previous agreement except for certain notice of termination provisions. This agreement provided for a salary of $120,000 per year with an additional $5,000 per month, payable monthly, for the first six months of the contract term. In July 1998, Mr. Zeiger resigned for health reasons his position as Chief Executive Officer of the Company and Director of VEL, effective September 30, 1998. Mr. Zeiger will continue to serve as Vice Chairman and as Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors.

(3) The Company entered into a two-year employment agreement with Mr. Healey, effective October 6, 1995, providing for an annual salary of $80,000 and $85,000 for the first and second years, respectively. In July 1996, Mr. Healey entered into an additional employment agreement with Viragen (Europe) Ltd. This agreement provided for a salary of $85,000 per year and expired in September 1997. In January 1996, Mr. Healey exercised options to purchase 125,000 shares of Common Stock though the issuance of a note in the principal amount of $36,250 with the shares being issued into escrow pending cash payments further providing the shares may be released from escrow in increments of no less than $3,000. Mr. Healey received a bonus equal to the par value ($1,250) of the shares purchased. On June 6, 1996, the Company forgave Mr. Healey's note in lieu of bonus for the 1996 fiscal year, following unanimous approval of the independent members of the Board of Directors. On March 1, 1997 Mr. Healey entered into two-year employment agreement, superceding all previous agreements, under terms similar to his previous employment agreements. The agreement as amended July 1, 1997, provided for a salary $190,000 and $195,000 for the first and second years, respectively, and further provided for options to purchase 300,000 shares of common stock at $3.22 per share, exercisable over five years.

     On July 30, 1996 Viragen (Europe) Ltd. entered into a two-year employment agreement with Mr. Healey under the terms similar to his employment agreement with the Company, providing for a salary of $14,200 for the two month period ending September 30, 1996 and $85,000 for the year ended September 30, 1997. On March 1, 1997 Mr. Healey entered into a two-year employment agreement subsequently amended on July 3, 1997, to run concurrent with Mr. Smith's and superceding all previous agreements. This agreement provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 for the year ended June 30, 1998 and $38,000 for the eight month period ending February 28, 1998. Mr. Healey serves as Executive Vice President, Chief Financial Officer, Secretary and Director of Viragen (Europe) Ltd.

(4) On July 1, 1996, the Company entered into a two-year employment agreement with Charles Fistel to serve as Executive Vice President, providing for an annual salary of $140,000 and $150,000 for the first and second years, respectively. The agreement provided for health and life insurance, and similar employee benefits generally made available to other employees of the Company, use of an automobile and related expenses. In February 1997, the Company issued to Mr. Fistel five-year options to purchase 250,000 shares at $2.75 per share. The Company recognized $218,750 in compensation expenses as a result of the issuance of these options. On July 1, 1998, upon the expiration of Mr. Fistel's 1996 agreement, the Company entered into a two year employment agreement with Mr. Fistel under terms similar to his previous employment, modified to increase his salary to $172,500 during the two year term.

(5) From March 1996 to May 1996, Dr. Sawardeker served as an consultant to the Company in scientific affairs. On May 6, 1996, Dr. Sawardeker entered into two year employment agreement effective July 1, 1996, providing for a salary of $100,000 for the first and second years, respectively, and the issuance of a five year option to acquire 250,000 shares of Common Stock, exercisable at $1.80 per share, with one third of the options vesting on the effective date of the employment agreement and an additional one third vesting on the first and second anniversary dates, respectively. Dr. Sawardeker's employment agreement was subsequently amended and extended through June 30, 1999, providing for an annual salary of $150,000 for the period from February 10, 1997 to February 9, 1998 and $160,000 for the period from February 10, 1998 to June 30, 1999. Dr. Sawardeker's amended employment agreement also provided for the grant of an option to acquire 200,000 shares of Common Stock, exercisable at $1.59 per share with all options vesting June 30, 1999.

     In November 1995, VSL, a wholly-owned subsidiary of VEL issued an aggregate of 7.144 shares of VSL common stock at $56.00 per share to individuals serving as officers and directors of VEL and one employee of the Company. Pursuant to the Agreement and Plan of Reorganization, these shares were exchangeable into an aggregate of 400,000 shares of VEL. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, (ii) Mr. Robert H. Zeiger, and (iii) Mr. Dennis W. Healey, all serving as officers and directors of VEL, and one employee of the Company. All options on VSL were exercised and the related shares exchanged for VEL common stock. The Company recognized $243,000 in compensation expense in fiscal 1996 as a result of the issuance of these shares.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person named in the Summary Compensation Table.

                                                NUMBER OF      % OF TOTAL
                                                SECURITIES    OPTIONS/SARS
                                                UNDERLYING     GRANTED TO    EXERCISE OR
                                               OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                           GRANTED (#)    FISCAL YEAR    ($/SHARES)       DATE
----                                           ------------   ------------   -----------   ----------
Gerald Smith................................         --             --             --           --
Robert H. Zeiger............................         --             --             --           --
Dennis W. Healey............................         --             --             --           --
Charles F. Fistel...........................         --             --             --           --
Jay Sawardeker..............................         --             --             --           --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1998 fiscal year.

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1998 FISCAL YEAR END OPTION VALUES

                                      VALUE REALIZED
                                       MARKET PRICE                                     VALUE OF UNEXERCISED
                          SHARES       AT EXERCISE                                     IN THE MONEY OPTIONS AT
                         ACQUIRED       LESS PRICE        NUMBER OF UNEXERCISED         FY-END (BASED ON FY-
        NAME            ON EXERCISE    EXERCISABLE          OPTIONS AT FY-END         PRICE OF $1.87 END/SHARE)
        ----            -----------   --------------   ---------------------------   ---------------------------
                                                       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                       -----------   -------------   -----------   -------------
Gerald Smith.........         --          $  --         2,700,000                    $2,235,500       $
Robert H. Zeiger.....         --             --         1,050,000                       910,000
Dennis W. Healey.....         --             --           900,000                       728,500
Charles F. Fistel....         --             --           710,000                       621,700
Jay Sawardeker.......         --             --           250,000       200,000          17,500        56,000

1997 AMENDED STOCK OPTION PLAN AND 1995 AMENDED STOCK OPTION PLAN

     On May 15, 1995 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan subsequently amended, called the "1995 Stock Option Plan." On September 22, 1995, the Board of Directors amended the 1995 Stock Option Plan (collectively the "95 Plan") to define certain terms and clarify the minimum exercise price of the Non-Qualified Options, described herein, as not less than 55% of the fair market value. The 95 Plan was submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on December 15, 1995, and the Stockholders ratified the Plan at that time.

     On January 27, 1997 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1997 Stock Option Plan" (the "97 Plan"), containing terms and provisions similar to the 95 Plan. The 97 Plan was submitted to the Stockholders for approval at the Annual Meeting of Stockholders held on February 28, 1997 at which time the Plan was ratified. On April 24, 1998 the Board of Directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Plan reserving an additional 1,000,000 shares of Common Stock for issuance under the 1997 Plan, thereby reserving an aggregate of 4,000,000 shares of Common Stock for issuance pursuant to options granted under the 1997 Plan. On July 31, 1998, the stockholders rectified this amendment to the 1997 Plan.

     Under both the 95 Plan and the 97 Plan (collectively the "Plans"), the Company has reserved 8,000,000 shares (4,000,000 shares -- 95 Plan and 4,000,000 shares -- 97 Plan) of Common Stock for issuance pursuant to options granted under the Plans ("Plan Options"). The Audit, Finance and Compensation Committee of the Board of Directors (the "Committee") and the Board of Directors currently administer the Plans including, without limitation, the selection of the persons who will be granted Plan Options under the Plans, the type of Plan Options to be granted, the number of shares subject to each Plan Options and the Plan Options price.

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

     The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

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

     Incentives Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. Under a recent amendment to the 1997 Plan, Non-qualified Options may be transferable under limited circumstances to facilitate estate planning if authorized by the Board of Directors or the Committee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a director is terminated for any reason, other then death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination unless otherwise extended by the Board. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of
Section 22(c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The Board of Directors or Committee may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plans. Unless the Plans shall theretofore have been suspended or terminated by the Board of Directors, the 95 Plan shall terminate on May 15, 2005 and the 97 Plan shall terminate on January 27, 2007. Any such termination of either Plan shall not affect the validity of any Plan Options previously granted thereunder.

     As of September 21, 1998, 3,991,500 options have been issued under the 1995 Amended Stock Option Plan and 2,987,000 options have been issued under the 1997 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 21, 1998, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At September 21, 1998, there were 54,425,121 shares of Common Stock of the Company outstanding.

                                                                 BENEFICIAL        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                            OWNERSHIP (1)      CLASS (2)
------------------------------------                            -------------      ----------
Gerald Smith................................................      3,000,000(3)         5.3%
Robert H. Zeiger............................................      1,050,000(4)         1.9%
Carl N. Singer..............................................      1,664,541(5)         3.1%
Dennis W. Healey............................................      1,025,000(6)         1.9%
Peter D. Fischbein..........................................        450,000(7)         0.8%
Sidney Dworkin, Ph.D........................................        375,244(8)         0.7%
Charles J. Simons...........................................         35,000            0.1%
Officers & Directors as a Group (12 persons)................      9,580,240           15.7%

---------------

(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares.

(2) Based on 54,425,121 shares of Common Stock outstanding as of September 21, 1998. Exclusive of (i) 11,289 shares of Common Stock reserved for issuance pursuant to conversion of 2,650 outstanding shares of Preferred Stock each convertible into 4.26 shares of Common Stock; and (ii) 12,429,674 shares of Common Stock reserved for issuance pursuant to exercise of options and warrants of the Company.

(3) Mr. Smith is Chairman of the Board of Directors and President of the Company. Includes (i) 550,000 shares owned directly by Mr. Smith; (ii) 1,400,000 options exercisable at $.50 per share granted pursuant to Mr. Smith's October 6, 1995 Employment Agreement; (iii) 1,000,000 options exercisable at $3.22 per share granted pursuant to Mr. Smith's March 1, 1997 Employment Agreement and (iv) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(4) Mr. Zeiger is Chief Executive Officer and a Director of the Company. Includes (i) 1,000,000 Common Stock purchase options exercisable at $.96 per share pursuant to Mr. Zeiger's May 9 1995 Employment Agreement and (ii) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

(5) Mr. Singer is a director of the Company. Includes (i) 23,500 shares owned directly by Mr. Singer (ii)1,591,041 shares held by Fundamental Management Corporation, an institutional investment fund for which Mr. Singer serves as Chairman and (iii) 50,000 options exercisable at $1.19 granted on January 7, 1998.

(6) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company. Includes (i) 375,000 shares held in Mr. Healey's name; (ii) 300,000 options exercisable at $.50 per share granted pursuant to Mr. Healey's October 6, 1995 Employment Agreement; (iii) 300,000 options exercisable at $3.22 per share granted pursuant to Mr. Healey's March 1, 1997 Employment Agreement and (iv) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

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

(9) Mr. Simons was elected a Director of the Company in July 1998. Includes (i) 10,000 shares owned directly by Mr. Simons and (ii) 25,000 options exercisable at $1.88 granted on July 31, 1998.

     On April 27, 1998, Viragen U.S.A. Inc., entered into a two year Employment Agreement with Mr. Melvin Rothberg to serve as its Chief Executive Officer. The Employment Agreement provided for an annual salary of $150,000 and options to purchase 125,000 shares of VUSA Common Stock, exercisable at $.22 per share, vesting 50,000 shares and 75,000 shares on the first and second anniversaries, respectively. The Stock Option Agreement further provided that if VUSA did not complete an Initial Public Offering of its stock within two years of the effective date of the Employment Agreement, the Company and Mr. Rothberg will negotiate an exchange of his VUSA options into options of the Company or a publicly traded subsidiary with equal value to Mr. Rothberg's VUSA options.

     During fiscal 1998, the Company issued 449,500 options to purchase Common Stock to a consultant and employees of the Company exercisable at prices varying from $ 1.00 to $2.50 per share during the five-year term of the option.

     In February 1997, the Board of Directors awarded options to purchase 1,750,000 shares of Common Stock to officers and directors of the Company exercisable over five years at an exercise price of $3.22 per share. The options were granted to the following individuals: Gerald Smith (1,050,000), Robert H. Zeiger (50,000), Dennis W. Healey (350,000), Charles F. Fistel (50,000), Peter
D. Fischbein (50,000), Sidney Dworkin (50,000), and former Directors; Jay Haft (50,000), William B. Saeger (50,000) and Fred D. Hirt (50,000). In addition, between August 1996 and June 1997, the Company awarded options to purchase up to 459,500 shares of Common Stock to other employees of the Company (inclusive of 250,000 of Charles F. Fistel), which options are exercisable at prices ranging from $1.97 to $3.69 per share during the five year term of the options.

     On October 6, 1995, the Board of Directors awarded options to purchase 2,935,000 shares of Common Stock to the officers and directors of the Company exercisable of $0.50 per share at any time on or prior to October 6, 2000. The options were granted to the following individuals: Gerald Smith (1,600,000), Robert H. Zeiger (100,000), Dennis W. Healey (500,000), Charles F. Fistel (110,000), Peter D. Fischbein (225,000), Sidney Dworkin (100,000), and former Directors; Jay M. Haft (100,000) and William B. Saeger (100,000). In addition, between October 1995 and June 1996, the Company awarded options to purchase up to 500,500 shares of Common Stock to other employees of the Company, which options are exercisable at prices ranging from $0.50 to $5.90 per share during the five-year term of the options.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Messrs. Gerald Smith, Robert H. Zeiger and Dennis W. Healey, who are principal executive officers with the Company, also serve as the principal executive officers of VEL. Messrs. Smith, Healey and Fistel also serve as principal executive officers of the Company's majority-owned subsidiary Viragen U.S.A., Inc. Commencing in July 1996, following his resignation from Medicore and subsidiaries, Mr. Healey who is serving as VEL's Executive Vice President, Treasurer and Secretary, began receiving an annual salary of $85,000 per year from VEL. On March 1, 1997, Messrs. Smith and Healey entered into two year employment agreements, subsequently amended, with VEL until terms similar to their employment agreements with the Company. The Agreements provide for annual salaries of $72,000 and $52,000, respectively. In November 1995, VSL issued options to purchase 100,000 share of each of its Common Stock to Messrs. Smith, Zeiger and Healey, which following the consummation of the Sector reorganization agreements, were converted into options to purchase and aggregate of 300,000 shares of Common Stock of VEL exercised at $.001 per share. All of such options were exercised on January 31, 1996.

     On April 25, 1997, the Company loaned William Saeger, a former Director $100,000, receiving a one year Promissory Note bearing interest at 8 1/2%. In April 1998, Mr. Saeger defaulted on the Note. Due to a subsequent deterioration in Mr. Saeger's health and financial condition, the Company was unable to ascertain the amounts, if any, which could ultimately be realized on the Promissory Note. Accordingly, the entire amount due under the Note with related accrued interest of approximately $10,000 was written-off as uncollectable at year end. The Company intends to pursue collection efforts relative to this transaction.

     On September 1, 1998, Messrs. Smith and Healey each exercised 250,000 options to purchase Common Stock of the Company. The options were exercised through the issuance of Promissory Notes payable to the Company totaling $300,000, and related Pledge and Escrow Agreements. The Promissory Notes bear interest at the greater of (i) 3.5% or (ii) the Mid-Term Applicable Federal Rate (as defined in Section 1274 of the Internal Revenue Code of 1986), payable semi-annually and are secured by the underlying Common Stock purchased, which shares are being held in escrow pending payment of the related Notes pursuant to the provisions of the Pledge and Escrow Agreements.

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

     (x) 1995 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed June 9, 1995)

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

     (xxxiii)    Modified Sale of Stock and Stock Option Agreement with Peter D.
              Fischbein (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27 (10) (xxxiii))

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

     (xli) Stock Option Agreement between the Company and Fred D. Hirt dated August 2, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)

     (xlii) Form of Private Securities Subscription Agreement dated November 27, 1996 and related Registration Rights Agreement and Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 1997)

     (xliii)      Private Securities Subscription Agreement dated February 3,1
              997 and related Regulation Rights Agreement, Common Stock Purchase Warrant and related agreements (incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 1997)

     (xliv) Securities Purchase Agreement dated as of December 31, 1996 and related Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 1997)

     (xlv) Employment Agreement between Gerald Smith and the Company dated March 1, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

     (xlvi) Employment Agreement between Dennis W. Healey and the Company dated March 1, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

     (xlvii)     Employment Agreement between Robert C. Rech and the Company dated May 19, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

     (xlviii)    11 month 10% Promissory Note dated July 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997)

     (xlix) Employment Agreement between Robert H. Zeiger and the Company dated August 1, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)

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

     (liv) 10% Promissory Note to Clearwater Fund IV, Ltd. (incorporated by reference to the Company's current Report on Form 8-K dated September 22, 1997, Item 7 (c)1)

     (lv)        Omitted.

     (lvi) Series H Convertible Preferred Stock, Form of Subscription Agreement dated February 17, 1998 and related Registration Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company's Registration Statement on Form S-3 dated April 17, 1998)

     (lvii) Series I Convertible Preferred Stock, Form of Subscription Agreement dated April 2, 1998 and related Registration Rights Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company's Registration Statement on Form S-3 dated April 17, 1998)

     (lviii)      Cooperation and Supply Agreement between the Company, Viragen
              Deutschland GmbH and German Red Cross dated March 19, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

     (lix) Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

     (lx) Agreement between the Company and the American Red Cross dated August 18, 1998.

     (lxi) Strategic Alliance Agreement between the Company and Inflammatics, Inc. and Inflammatics Inc. Series A Convertible Preferred Stock Purchase Agreement

     (lxii) Common Stock Private Equity Line Subscription Agreement, Registration Rights Agreement, Private Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998

(11) Statement re computation of loss per share

(21) Subsidiaries of the registrant

(23) Consent of Independent Certified Public Accountants.

(27) Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K filed during the fourth quarter

     None

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

                                          VIRAGEN, INC.


                                          By: /s/ DENNIS W. HEALEY
                                          --------------------------------------

                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer
                                                Principal Financial Officer

Dated: September 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                      TITLE                        DATE
                    ----                                      -----                        ----
              /s/ GERALD SMITH                 Chairman of the Board of Directors,  September 23, 1998
---------------------------------------------  Principal Executive Officer and
                Gerald Smith                   President

            /s/ ROBERT H. ZEIGER               Chief Executive Officer and          September 23, 1998
---------------------------------------------  Director
              Robert H. Zeiger

             /s/ CARL N. SINGER                Director and Chairman of the         September 23, 1998
---------------------------------------------  Executive Committee
               Carl N. Singer

            /s/ DENNIS W. HEALEY               Executive Vice President,            September 23, 1998
---------------------------------------------  Treasurer, Principal Financial
              Dennis W. Healey                 Officer and Director

            /s/ CHARLES J. SIMONS              Director and Chairman of the Audit,  September 23, 1998
---------------------------------------------  Finance and Compensation Committee
              Charles J. Simons

            /s/ CHARLES F. FISTEL              Executive Vice President             September 23, 1998
---------------------------------------------
              Charles F. Fistel

           /s/ PETER D. FISCHBEIN              Director                             September 23, 1998
---------------------------------------------
             Peter D. Fischbein

             /s/ SIDNEY DWORKIN                Director                             September 23, 1998
---------------------------------------------
               Sidney Dworkin

             /s/ JOSE I. ORTEGA                Controller and Principal Accounting  September 23, 1998
---------------------------------------------  Officer
               Jose I. Ortega

                              FORM 10-K -- ITEM 8
                         VIRAGEN, INC. AND SUBSIDIARIES
                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:


Report of Independent Certified Public Accountants..........   F-2
Consolidated balance sheets -- June 30, 1998 and 1997.......   F-3
Consolidated statements of operations -- Years ended June
  30, 1998, 1997 and 1996...................................   F-5
Consolidated statements of stockholders' equity -- Years
  ended June 30, 1998, 1997 and 1996........................   F-6
Consolidated statements of cash flows -- Years ended June
  30, 1998, 1997 and 1996...................................  F-11
Notes to consolidated financial statements..................  F-14

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Miami, Florida
September 18, 1998

                         VIRAGEN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 2,708,317    $12,873,301
  Marketable securities, available-for-sale.................      6,105,076     18,541,616
  Prepaid expenses..........................................        206,995        237,569
  Due from employees........................................         60,597         53,980
  Other current assets......................................        470,353        674,992
                                                                -----------    -----------
    Total Current Assets....................................      9,551,338     32,381,458
PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements...........................      3,538,926      3,011,044
  Equipment and furniture...................................      5,311,327      3,909,182
  Construction in progress..................................         48,655        370,364
                                                                -----------    -----------
                                                                  8,898,908      7,290,590
  Less accumulated depreciation.............................     (2,744,827)    (2,252,392)
                                                                -----------    -----------
                                                                  6,154,081      5,038,198
DEPOSITS AND OTHER ASSETS...................................        189,806         41,887
                                                                -----------    -----------
                                                                $15,895,225    $37,461,543
                                                                ===========    ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)

                                                                         JUNE 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $   829,661    $ 1,431,211
  Accrued expenses and other liabilities....................        708,005      1,573,464
  Current portion of long-term debt.........................        171,277         45,703
                                                                -----------    -----------
    Total Current Liabilities...............................      1,708,943      3,050,378
ROYALTIES PAYABLE...........................................        107,866        107,866
DEFERRED INCOME.............................................        200,000             --
LONG-TERM DEBT, less current portion........................        280,094        238,895
MINORITY INTEREST...........................................        525,936      1,920,100
Series H cumulative convertible preferred stock, $1.00 par
  value. Authorized 500 shares; issued and outstanding 500
  shares at June 30, 1998...................................      5,146,851             --
Series I cumulative convertible preferred stock, $1.00 par
  value. Authorized 200 shares; issued and outstanding 200
  shares at June 30, 1998...................................      2,039,014             --

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative preferred stock, $1.00
  par value. Authorized 375,000 shares; issued and
  outstanding 2,650 shares. Liquidation preference value:
  $10 per share, aggregating $26,500........................          2,650          2,650
Convertible 5% Series B cumulative preferred stock, $1.00
  par value. Authorized 15,000 shares; issued and
  outstanding 7,445 at June 30, 1997........................             --          7,445
Convertible Series C preferred stock, $1.00 par value.
  Authorized 5,000 shares; issued and outstanding 974 shares
  at June 30, 1997..........................................             --            974
Convertible 6% Series D cumulative preferred stock, $1.00
  par value. Authorized 15,000 shares; issued and
  outstanding 10,200 shares at June 30, 1997................             --         10,200
Convertible 5% Series E cumulative preferred stock, $1.00
  par value. Authorized, issued and outstanding 5,000 shares
  at June 30, 1997..........................................             --          5,000
Common stock, $.01 par value. Authorized 75,000,000 shares;
  issued 53,416,912 and 46,260,360 shares at June 30, 1998
  and 1997, respectively, of which 606,277 shares and
  386,777 shares are held as treasury stock at June 30, 1998
  and 1997, respectively....................................        534,168        462,601
Capital in excess of par value..............................     45,686,143     59,995,768
Treasury stock..............................................       (996,541)      (699,150)
Retained deficit............................................    (39,624,889)   (27,802,624)
Foreign currency translation adjustment.....................        287,081        273,469
Note due from director......................................             --       (101,417)
Unrealized loss on marketable securities,
  available-for-sale........................................         (2,091)       (10,612)
                                                                -----------    -----------
    Total Stockholders' Equity..............................      5,886,521     32,144,304
                                                                -----------    -----------
                                                                $15,895,225    $37,461,543
                                                                ===========    ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                          1998           1997          1996
                                                      ------------   ------------   -----------
INCOME
  Revenues.........................................   $         --   $         --   $   229,967
  Research subsidy.................................             --             --       330,000
  Interest and other income........................      1,143,112      1,403,610       179,069
                                                      ------------   ------------   -----------
                                                         1,143,112      1,403,610       739,036
COST AND EXPENSES
  Cost of goods sold...............................             --             --       178,368
  Research and development costs...................      3,866,267      2,168,914     1,503,434
  Selling, general and administrative expenses.....      5,429,344      3,958,668     3,549,464
  Depreciation and amortization....................        506,934        281,920       200,209
  Interest expense.................................        590,867         30,713        92,576
                                                      ------------   ------------   -----------
                                                        10,393,412      6,440,215     5,524,051
                                                      ------------   ------------   -----------
Loss before minority interest......................     (9,250,300)    (5,036,605)   (4,785,015)
Minority interest in loss of consolidated
  subsidiaries.....................................      1,394,164        261,360       112,744
                                                      ------------   ------------   -----------
  NET LOSS.........................................     (7,856,136)    (4,775,245)   (4,672,271)
Deduct required dividends on convertible preferred
  stock, Series A..................................          2,823         20,760         2,650
Deduct required dividends on convertible preferred
  stock, Series B..................................             --      4,441,676       894,976
Deduct required dividends on convertible preferred
  stock, Series C..................................             --        844,960            --
Deduct required dividends on convertible preferred
  stock, Series D..................................        169,221      3,619,407            --
Deduct required dividends on convertible preferred
  stock, Series E..................................        127,918        971,936            --
Deduct required dividends on convertible preferred
  stock, Series F..................................        524,416             --            --
Deduct required dividends on convertible preferred
  stock, Series G..................................        708,139             --            --
Deduct required dividends on convertible preferred
  stock, Series H..................................        733,681             --            --
Deduct required dividends on convertible preferred
  stock, Series I..................................        232,154             --            --
                                                      ------------   ------------   -----------
LOSS ATTRIBUTABLE TO COMMON STOCK..................   $(10,354,488)  $(14,673,984)  $(5,569,897)
                                                      ============   ============   ===========
LOSS PER COMMON SHARE, after deduction for required
  dividends on convertible preferred stock.........   $      (0.21)  $      (0.37)  $     (0.15)
                                                      ============   ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........     50,502,503     39,134,631    36,198,302
                                                      ============   ============   ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                            STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON
                                           SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK
                                           ---------   ---------   ---------   ---------   ---------   ---------   --------
Balance at July 1, 1995..................   $3,450      $    --     $   --      $    --     $   --      $   --     $353,555
Issuance of common stock to consultants
 (59,600 shares).........................                                                                              596
Exercise of warrants by consultants
 (772,028 shares)........................                                                                            7,719
Compensation expense on directors,
 officers, and employees options.........
Exercise of warrants from private
 placement (358,912 shares)..............                                                                            3,589
Exercise of warrants by directors (50,000
 shares).................................                                                                              500
Exercise of warrants by management,
 officers and employees (1,293,500
 shares).................................                                                                           12,935
Compensation expense on consultants'
 options.................................
Proceeds from subsidiary offering........
Proceeds from initial investment in
 Sector Associates Ltd...................
Issuance of Viragen (Europe) Ltd. stock
 to directors and affiliate of
 subsidiary..............................
Officers' notes forgiven on stock
 purchase................................
Conversion of Series A preferred stock...     (800)                                                                     65
Sale of Series B preferred stock, net of
 issuance costs of $940,935..............                15,000
Foreign currency translation
 adjustment..............................
Net loss.................................
                                            ------      -------     ------      -------     ------      ------     --------
Balance at June 30, 1996.................   $2,650      $15,000     $   --      $    --     $   --      $   --     $378,959

                                                                                                  FOREIGN     NOTES DUE
                                           CAPITAL IN      COMMON                                CURRENCY       FROM
                                            EXCESS OF      STOCK      TREASURY     RETAINED     TRANSLATION   OFFICERS/
                                            PAR VALUE    SUBSCRIBED    STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                                           -----------   ----------   --------   ------------   -----------   ---------
Balance at July 1, 1995..................  $18,406,086    $ 45,296     $   --    $(17,110,601)    $    --     $      --
Issuance of common stock to consultants
 (59,600 shares).........................       44,700     (45,296)
Exercise of warrants by consultants
 (772,028 shares)........................      451,945
Compensation expense on directors,
 officers, and employees options.........      183,144
Exercise of warrants from private
 placement (358,912 shares)..............      183,212
Exercise of warrants by directors (50,000
 shares).................................       14,500
Exercise of warrants by management,
 officers and employees (1,293,500
 shares).................................      445,437                                                         (290,000)
Compensation expense on consultants'
 options.................................      316,300
Proceeds from subsidiary offering........    3,511,061
Proceeds from initial investment in
 Sector Associates Ltd...................      774,206
Issuance of Viragen (Europe) Ltd. stock
 to directors and affiliate of
 subsidiary..............................      243,000
Officers' notes forgiven on stock
 purchase................................                                                                       290,000
Conversion of Series A preferred stock...          735
Sale of Series B preferred stock, net of
 issuance costs of $940,935..............   14,044,065
Foreign currency translation
 adjustment..............................                                                          43,057
Net loss.................................                                          (4,672,271)
                                           -----------    --------     ------    ------------     -------     ---------
Balance at June 30, 1996.................  $38,618,391    $     --     $   --    $(21,782,872)    $43,057     $      --

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                           PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                            STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON
                                           SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK
                                           ---------   ---------   ---------   ---------   ---------   ---------   --------
Balance at June 30, 1996.................   $2,650      $15,000     $   --      $    --     $   --      $   --     $378,959
Exercise of options by employees.........                                                                             1,990
Exercise of warrants.....................                                                                             3,193
Exercise of Viragen (Europe) Ltd.
 warrants................................
Exercise of Viragen U.S.A., Inc.
 options.................................
Additional issuance costs for Series B
 convertible preferred stock.............
Sale of Series C convertible preferred
 stock, net of issuance costs............                            5,000
Sale of Series D convertible preferred
 stock, net of issuance costs............                                        15,000
Sale of Series E convertible preferred
 stock, net of issuance costs............                                                    5,000
Conversion of Series D convertible
 preferred stock.........................                                        (3,800)                             24,425
Dividends on preferred stock, paid in
 common stock............................                                                                               235
Forgiveness of officer note..............
Loan to director.........................
Interest income on director loan.........
                                            ------      -------     ------      -------     ------      ------     --------
Subtotal.................................   $2,650      $15,000     $5,000      $11,200     $5,000      $   --     $408,802

                                                                                                  FOREIGN     NOTES DUE
                                           CAPITAL IN      COMMON                                CURRENCY       FROM
                                            EXCESS OF      STOCK      TREASURY     RETAINED     TRANSLATION   OFFICERS/
                                            PAR VALUE    SUBSCRIBED    STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                                           -----------   ----------   --------   ------------   -----------   ---------
Balance at June 30, 1996.................  $38,618,391     $   --      $   --    $(21,782,872)    $43,057     $      --
Exercise of options by employees.........       85,470                                                          (12,500)
Exercise of warrants.....................      293,184
Exercise of Viragen (Europe) Ltd.
 warrants................................      697,464
Exercise of Viragen U.S.A., Inc.
 options.................................       (4,128)
Additional issuance costs for Series B
 convertible preferred stock.............      (24,996)
Sale of Series C convertible preferred
 stock, net of issuance costs............    4,735,923
Sale of Series D convertible preferred
 stock, net of issuance costs............   14,035,349
Sale of Series E convertible preferred
 stock, net of issuance costs............    4,676,744
Conversion of Series D convertible
 preferred stock.........................      (20,625)
Dividends on preferred stock, paid in
 common stock............................       35,039                                (37,086)
Forgiveness of officer note..............                                                                        12,500
Loan to director.........................                                                                      (100,000)
Interest income on director loan.........                                                                        (1,417)
                                           -----------     ------      ------    ------------     -------     ---------
Subtotal.................................  $63,127,815     $   --      $   --    $(21,819,958)    $43,057     $(101,417)

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                          PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                           STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON
                                          SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK
                                          ---------   ---------   ---------   ---------   ---------   ---------   --------
Balance Forward.........................   $2,650      $15,000     $ 5,000     $11,200     $5,000      $    --    $408,802
Cash dividends on preferred stock.......
Conversion of Series B convertible
 preferred stock........................                (7,555)                                                    42,163
Conversion of Series C convertible
 preferred stock........................                            (4,026)                                        11,636
Purchase of treasury stock..............
Issuance of treasury stock for
 settlement of litigation...............
Exercise of cash-out option on
 conversion of Series D convertible
 preferred stock........................                                        (1,000)
Compensation expense on options granted
 to officers............................
Compensation expense on options granted
 to employee............................
Foreign currency translation
 adjustment.............................
Net loss................................
                                           ------      -------     -------     -------     ------      -------    --------
Balance at June 30, 1997................   $2,650      $ 7,445     $   974     $10,200     $5,000      $    --    $462,601

                                                                                                  FOREIGN     NOTES DUE
                                          CAPITAL IN      COMMON                                 CURRENCY       FROM
                                           EXCESS OF      STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                                           PAR VALUE    SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                                          -----------   ----------   ---------   ------------   -----------   ---------
Balance Forward.........................  $63,127,815   $      --    $      --   $(21,819,958)   $ 43,057     $(101,417)
Cash dividends on preferred stock.......                                           (1,095,257)
Conversion of Series B convertible
 preferred stock........................      (34,608)
Conversion of Series C convertible
 preferred stock........................   (2,548,739)
Purchase of treasury stock..............                              (987,395)
Issuance of treasury stock for
 settlement of litigation...............                               288,245
Exercise of cash-out option on
 conversion of Series D convertible
 preferred stock........................     (999,000)                               (112,164)
Compensation expense on options granted
 to officers............................      287,550
Compensation expense on options granted
 to employee............................      162,750
Foreign currency translation
 adjustment.............................                                                          230,412
Net loss................................                                           (4,775,245)
                                          -----------   ----------   ---------   ------------    --------     ---------
Balance at June 30, 1997................  $59,995,768   $      --    $(699,150)  $(27,802,624)   $273,469     $(101,417)

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                                          PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                                           STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,
                                                          SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F
                                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at June 30, 1997................................   $2,650      $ 7,445     $  974      $10,200     $ 5,000     $    --
Exercise of options and warrants........................
Compensation expense on stock options and warrants
 granted................................................
Cost of issuance of Series H convertible preferred
 stock, net.............................................
Cost of issuance of Series I convertible preferred
 stock, net.............................................
Exchange of Series B preferred stock for a promissory
 note...................................................                (7,445)
Exchange of Series D preferred stock for Series F
 preferred stock........................................                                        (7,950)                  7,950
Exchange of Series E preferred stock for Series G
 redeemable preferred stock.............................                                                    (4,000)
Purchase of treasury stock..............................
Exercise of cash-out option on conversion of Series F
 preferred stock........................................                                                                (2,450)
Conversion of Series C preferred stock..................                             (974)
Conversion of Series D preferred stock..................                                        (2,250)
Conversion of Series E preferred stock..................                                                    (1,000)
Conversion of Series F preferred stock..................                                                                (5,500)
Conversion of Series G redeemable preferred stock.......
                                                           ------      -------     ------      -------     -------     -------
Sub-Total...............................................   $2,650      $    --     $   --      $    --     $    --     $    --


                                                                     CAPITAL IN      COMMON
                                                           COMMON     EXCESS OF      STOCK      TREASURY      RETAINED
                                                           STOCK      PAR VALUE    SUBSCRIBED     STOCK       DEFICIT
                                                          --------   -----------   ----------   ---------   ------------
Balance at June 30, 1997................................  $462,601   $59,995,768     $   --     $(699,150)  $(27,802,624)
Exercise of options and warrants........................    2,305        115,583
Compensation expense on stock options and warrants
 granted................................................                  57,530
Cost of issuance of Series H convertible preferred
 stock, net.............................................                (374,520)
Cost of issuance of Series I convertible preferred
 stock, net.............................................                (159,689)
Exchange of Series B preferred stock for a promissory
 note...................................................              (7,437,555)                             (2,247,748)
Exchange of Series D preferred stock for Series F
 preferred stock........................................
Exchange of Series E preferred stock for Series G
 redeemable preferred stock.............................              (3,996,000)
Purchase of treasury stock..............................                                         (297,391)
Exercise of cash-out option on conversion of Series F
 preferred stock........................................              (2,447,550)                               (294,000)
Conversion of Series C preferred stock..................    2,814       (554,881)
Conversion of Series D preferred stock..................   13,903        (11,653)
Conversion of Series E preferred stock..................    5,060         (4,060)
Conversion of Series F preferred stock..................   43,377        (37,877)
Conversion of Series G redeemable preferred stock.......    3,511        454,489
                                                          --------   -----------     ------     ---------   ------------
Sub-Total...............................................  $533,571   $45,599,585     $   --     $(996,541)  $(30,344,372)

                                                            FOREIGN     NOTES DUE
                                                           CURRENCY       FROM
                                                          TRANSLATION   OFFICERS/
                                                          ADJUSTMENT    DIRECTORS
                                                          -----------   ---------
Balance at June 30, 1997................................   $273,469     $(101,417)
Exercise of options and warrants........................
Compensation expense on stock options and warrants
 granted................................................
Cost of issuance of Series H convertible preferred
 stock, net.............................................
Cost of issuance of Series I convertible preferred
 stock, net.............................................
Exchange of Series B preferred stock for a promissory
 note...................................................
Exchange of Series D preferred stock for Series F
 preferred stock........................................
Exchange of Series E preferred stock for Series G
 redeemable preferred stock.............................
Purchase of treasury stock..............................
Exercise of cash-out option on conversion of Series F
 preferred stock........................................
Conversion of Series C preferred stock..................
Conversion of Series D preferred stock..................
Conversion of Series E preferred stock..................
Conversion of Series F preferred stock..................
Conversion of Series G redeemable preferred stock.......
                                                           --------     ---------
Sub-Total...............................................   $273,469     $(101,417)

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                       PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                        STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON
                                       SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK
                                       ---------   ---------   ---------   ---------   ---------   ---------   --------
Balance Forward......................   $2,650      $    --     $   --      $    --     $    --     $    --    $533,571
Cash dividends on preferred stock....
Dividends on preferred stock, paid in
 common stock........................                                                                               597
Accretion of Series H and Series I
 preferred stock.....................
Redemption of Series G redeemable
 preferred stock.....................
Interest income on director loan.....
Bad debt expense on director's
 loan................................
Foreign currency translation
 adjustment..........................
Net loss.............................
                                        ------      -------     ------      -------     -------     -------    --------
Balance at June 30, 1998.............   $2,650      $    --     $   --      $    --     $    --     $    --    $534,168
                                        ======      =======     ======      =======     =======     =======    ========

                                                                                               FOREIGN     NOTES DUE
                                       CAPITAL IN      COMMON                                 CURRENCY       FROM
                                        EXCESS OF      STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                                        PAR VALUE    SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                                       -----------   ----------   ---------   ------------   -----------   ---------
Balance Forward......................  $45,599,585     $   --     $(996,541)  $(30,344,372)   $273,469     $(101,417)
Cash dividends on preferred stock....                                             (521,725)
Dividends on preferred stock, paid in
 common stock........................       86,558                                 (91,732)
Accretion of Series H and Series I
 preferred stock.....................                                             (185,865)
Redemption of Series G redeemable
 preferred stock.....................                                             (625,059)
Interest income on director loan.....                                                                         (8,500)
Bad debt expense on director's
 loan................................                                                                        109,917
Foreign currency translation
 adjustment..........................                                                           13,612
Net loss.............................                                           (7,856,136)
                                       -----------     ------     ---------   ------------    --------     ---------
Balance at June 30, 1998.............  $45,686,143     $   --     $(996,541)  $(39,624,889)   $287,081     $      --
                                       ===========     ======     =========   ============    ========     =========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net Loss..........................................    $(7,856,136)   $(4,775,245)   $(4,672,271)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization...................        506,934        281,920        200,209
  Issuance of treasury stock for expenses.........             --        288,245             --
  Consulting fees paid in stock warrants..........             --             --        316,300
  Compensation expense on stock options...........         57,530        450,300        183,144
  Officers and directors notes forgiven on stock
     purchases....................................             --         12,500        294,652
  Minority interest in loss of subsidiary.........     (1,394,164)      (261,360)      (112,744)
  Loss due to write-down of land, building and
     improvements.................................             --             --        316,267
  Issuance of Viragen (Europe) Ltd. stock to
     Directors and affiliate of subsidiary........             --             --        243,000
  Bad debt expense on Director Note...............        109,917             --             --
  Accrued interest income on Director Note........         (8,500)        (1,417)            --
Increase (decrease) relating to operating
  activities from:
  Inventory.......................................             --             --        211,200
  Prepaid expenses................................         73,097       (149,804)        16,760
  Other current assets............................        198,022       (501,277)       120,805
  Deposit and other assets........................         19,705        (26,932)         1,345
  Accounts payable................................       (601,550)     1,121,172         57,155
  Accrued expenses and other liabilities..........        133,663         49,053        104,150
  Deferred income.................................        200,000             --             --
                                                      -----------    -----------    -----------
  Net cash used in operating activities...........     (8,561,482)    (3,512,845)    (2,720,028)
INVESTING ACTIVITIES
  Sale of marketable securities,
     available-for-sale...........................     27,347,892      8,915,872             --
  Purchase of marketable securities,
     available-for-sale...........................    (14,897,903)   (27,468,100)            --
  Additions to property, plant and equipment,
     net..........................................     (1,622,817)    (4,482,166)      (163,316)
                                                      -----------    -----------    -----------
  Net cash provided by (used in) investing
     activities...................................     10,827,172    (23,034,394)      (163,316)

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
  Payments on long-term debt......................        (43,374)      (682,176)      (277,477)
  Proceeds from long-term debt....................             --        166,000             --
  Proceeds from sale of preferred stock Series B,
     C, D and E, net..............................             --     23,448,020     14,059,065
  Proceeds from sale of preferred stock Series H
     and I, net...................................      6,465,791             --             --
  Proceeds from exercise of options and
     warrants.....................................        117,888        371,337        732,496
  Preferred dividends paid to preferred stock
     Series A, B, D,E, F and G....................       (664,702)      (914,764)            --
  Payments on promissory note.....................     (9,720,241)            --             --
  Refund of capital investment to preferred stock
     Series C investors...........................     (1,391,198)    (1,702,971)            --
  Exercise of cash-out option on conversion of
     preferred stock Series D.....................             --     (1,111,556)            --
  Exercise of cash-out option on conversion of
     preferred stock Series F.....................     (2,744,000)            --             --
  Redemption of redeemable preferred stock Series
     G............................................     (4,167,059)            --             --
  Purchase of treasury stock......................       (297,391)      (987,395)            --
  Loan to Director................................             --       (100,000)            --
  Proceeds from exercise of subsidiaries' options
     and warrants.................................             --      1,254,574             --
  Cash acquired through reverse acquisition of
     Sector Associates, Ltd.......................             --             --        768,823
  Proceeds from subsidiary's sale of common stock,
     net..........................................             --             --      5,101,752
                                                      -----------    -----------    -----------
  Net cash (used in) provided by financing
     activities...................................    (12,444,286)    19,741,069     20,384,659
Effect of exchange rate fluctuations on cash......         13,612        230,412         43,057
                                                      -----------    -----------    -----------
(Decrease) increase in cash.......................    (10,164,984)    (6,575,758)    17,544,372
Cash and cash equivalents at beginning of
  period..........................................     12,873,301     19,449,059      1,904,687
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period........    $ 2,708,317    $12,873,301    $19,449,059
                                                      ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.....................................    $   580,271    $    31,172    $    91,194
Income taxes paid.................................             --         13,840             --

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

     During the years ended June 30, 1998, 1997 and 1996, the Company had the following non-cash investing and financing activities:

                                                                   YEAR ENDED JUNE 30,
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            ----------    --------    --------
Preferred dividends paid in common stock................    $   91,732    $ 35,274    $     --
Conversion of preferred stock into common shares........       467,724      78,224          --
Conversion of preferred stock Series B principal and
  accrued dividends to a short-term note payable........     9,720,241          --          --
Modification of preferred stock Series D terms into
  preferred stock Series F..............................         7,950          --          --
Modification of preferred stock Series E terms into
  redeemable preferred stock Series G...................     4,000,000          --          --
Accretion of Series H and Series I preferred stock......       185,865          --          --
Purchase of Directors & Officers insurance with notes
  payable...............................................       210,147          --          --
Issuance of treasury stock for settlement of
  litigation............................................            --     288,245          --
Issuance of notes for purchase of common stock..........            --          --     290,000
Equipment acquired through capital leases...............            --          --     158,930
Issuance of Viragen (Europe) Ltd. stock to directors and
  affiliate.............................................            --          --     243,000
Other receivables acquired through reverse acquisition
  of Sector Associates, Ltd.............................            --          --     195,000
Liabilities assumed through reverse acquisition of
  Sector Associates, Ltd................................            --          --      47,341

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation: Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc. and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc. and Viragen Technology, Inc., and its majority-owned subsidiaries Viragen U.S.A., Inc. ("VUSA") and Viragen (Europe) Ltd. ("VEL"), including its wholly-owned subsidiaries, Viragen (Scotland) Ltd. ("VSL") and Viragen (Germany) GmbH ("VGG"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     FAS 121 -- Accounting for the Impairment of Long-Lived Assets, requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. The Company believes no impairment indicators exist at June 30, 1998.

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

     Effective during the quarter ended December 31, 1997, the Company adopted FAS 128 -- Earnings per Common Share. All periods presented reflect the adoption of FAS 128.

     Financial Instruments: The carrying amount of financial instruments including cash and cash equivalents, marketable securities, and accounts payable approximate fair value as of June 30, 1998. The Company's long-term unsecured note with the Scottish Regional Development Authority approximates fair value as it had been recently negotiated at June 30, 1997.

     Marketable securities, available-for-sale: The Company has invested in debt securities, rated A or better, issued by the U.S. Treasury, other U.S. government agencies and corporations. These investments are classified as current assets, in accordance with ARB No. 43, at their fair market value based upon published quotations. Amortized cost of the Company's investment in marketable securities, available-for-sale totaled $6,108,503 and $18,559,013 at June 30, 1998 and 1997, respectively. Realized gains and losses are computed based on the cost of securities sold using the specific identification method.

     Reclassification: Certain reclassifications have been made to June 30, 1997 and 1996 financial statement amounts to conform to the presentation for the June 30, 1998 financial statements.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     Deferred Income: The Company has deferred the recognition of income from an option fee until the period in which it is earned.

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

     Stock Based Compensation: The Company accounts for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. The Company provided supplemental disclosures as required by the provisions of FAS 123 -- Accounting for Stock-Based Compensation.

     Recent Pronouncements: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which establishes standards for reporting and displaying comprehensive income. SFAS No. 130 will be adopted by the Company in the first quarter of fiscal 1999.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements July 1, 1998.

     Management believes that the impact of SFAS No. 130 and SFAS No. 131 will not be significant to the Company.

NOTE B -- REDEEMABLE PREFERRED STOCK

SERIES G CONVERTIBLE PREFERRED STOCK

     In September 1997, the Company concluded an Exchange Agreement whereby 4,000 of the outstanding shares of Series E Preferred Stock were exchanged for a like number of Series G Preferred Shares. The terms of the Series G Preferred Stock provided that commencing in September 1997, the holder was limited to converting 667 preferred shares ($667,000) per month over a 6 month period. The provisions further provided that the Company was required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock shares converted during the preceeding calendar month. In addition, the holder was restricted from converting into common stock if the market price of the Company's common stock was less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     The monthly redemption amount of the Series G Preferred Stock was calculated by dividing the number of shares to be redeemed by the preferential conversion rate of 85%. As a result, the maximum aggregate redemption could have totaled $4,705,882, if all 4,000 shares of Series G Preferred Stock were redeemed by the holder. This cash redemption amount would have been reduced to account for conversions of the preferred shares during the redemption period. All shares of Series G Preferred Stock were redeemed for cash or converted into Common Stock by February 28, 1998.

SERIES H AND I CONVERTIBLE PREFERRED STOCK

     During the third and fourth fiscal quarters of 1998, the Company closed $7 million of financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998, the Company received net proceeds of approximately $4,625,000 from the sale of 500 shares of its Series H Convertible Preferred Stock (the "Series H Preferred Stock") with an aggregate stated value of $5 million. In April 1998, the Company received net proceeds of approximately $1,840,000 from the sale of 200 shares of its Series I Convertible Preferred Stock (the "Series I Preferred Stock"). The Company incorporated certain restrictions as part of the Series H and Series I Preferred Stock designations which the Company believes will facilitate a more orderly market relative to the underlying shares of its Common Stock. The Series H and Series I Preferred Stock bear no dividends although, upon liquidation or conversion, an 8% accretion factor will be included in the calculation for purposes of determining the liquidation and conversion amount.

     Neither the Series H Preferred Stock nor the Series I Preferred Stock issuances were convertible until August 19, 1998, the six month anniversary of the Series H closing. The conversion price is the lower of (i) the fixed conversion price, which was equal to the lower of the average closing price per share for the 5 days prior to closing ($2.15 per share) or the market price of the Common Stock six months following the closing date ($1.59 per share), and
(ii) the variable conversion price which will be equal to 82% of the market price at the date of conversion. The Company retained the right to redeem both issuances of Preferred Stock at various prices upon receipt of a notice of conversion.

     In addition, the right of conversion is further limited to a maximum of 15% of the aggregate principal amount of the Series H and Series I Preferred Stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months.

     The Series H Preferred Stock and Series I Preferred Stock have certain events of default which include bankruptcy or the failure of the Company to (i) remain qualified for trading; (ii) convert preferred shares to common stock; and
(iii) maintain an effective registration statement. Upon the occurrence of an event of default, the holders of the Series H Preferred Stock and Series I Preferred Stock have the right to redeem all or any portion of the then outstanding amount. The amount outstanding is calculated as the greater of 1.3 times the value of the Preferred Stock for which demand is being made plus the accreted but unpaid amounts (calculated at 8%) earned on the preferred stock plus liquidated damages and other cash payments then due or the product of the highest price at which the Company's Common Stock is traded on the date of an event of default divided by the conversion price as of that date and the amount being redeemed. Since the 8% accretion is due upon mandatory redemption, the Company has increased the carrying amount of the Series H Preferred Stock and Series I Preferred Stock by this amount.

     Pursuant to the terms of the Subscription Agreements, the holders of the Series H Preferred Stock and Series I Preferred Stock also received Nine Month Warrants, Twelve Month Warrants and Fifteen Month Warrants to purchase shares of Common Stock of the Company.

     The Nine Month Warrants are exercisable from November 19, 1998 to February 19, 2003 and entitle the holders to purchase Common Stock at an exercise price calculated by averaging the 2 lowest closing bid

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

prices during the 20 trading days of the Common Stock prior to November 19, 1998. The number of Shares the Nine Month Warrants may be converted into will be calculated at 10% of the quotient obtained by dividing the stated amount of preferred stock purchased by the exercising holder less any preferred stock of that series transferred or converted by the holder by the Nine Month Market Price.

     The Twelve Month Warrants and the Fifteen Month Warrants are identical in all respects to the Nine Month Warrants with the exception of the calculation of exercise prices, and the Twelve Months Warrants and the Fifteen Months Warrants may not be exercisable prior to February 19, 1999 and May 19, 1999, respectively. The Twelve Month Warrants entitle the holders to purchase Common Stock at an exercise price calculated by averaging the 2 lowest closing bid prices during the 20 trading days of the Common Stock prior to February 19, 1999. The number of shares the Twelve Month Warrants may be converted into will be calculated at 15% of the quotient obtained by dividing the stated amount of preferred stock purchase by the exercising holder less any preferred stock of that series transferred or converted by the Holder by the Twelve Month Market Price. The Fifteen Month Warrants entitle the holders to purchase Common Stock at an exercise price calculated by averaging the 2 lowest closing bid prices during the twenty (20) trading days of the Common Stock prior to May 19, 1999. The number of shares the Fifteen Month Warrants may be converted into will be calculated as 20% of the quotient obtained by dividing the principal amount of preferred stock purchased by the exercising holder less any preferred stock of that series transferred or converted by the holder by the Fifteen Month Market Price.

     Pursuant to the Series H and Series I Placement Agent Agreements between the Company and the Placement Agent, the Placement Agent received a commission of $490,000 for the placement of the Series H Preferred Stock and H Warrants and Series I Preferred Stock and I Warrants. In addition, the Placement Agent received the Placement Agent Warrants to purchase an aggregate of 402,052 shares of Common Stock of the Company, which were subsequently transferred to affiliates and employees of the Placement Agent. The Placement Agent Warrants entitle the holders thereof to exercise the Placement Agent Warrants at an exercise price of $1.684 per share ("Initial Exercise Price") at any time between the date of their respective issuances and February 19, 2003; provided that if the date of exercise occurs after February 19, 1999, the exercise price of the Placement Agent Warrants will be the lesser of the Initial Exercise Price or the lowest reset price as calculated on each one year anniversary of the Date of Issuance during the Warrant Term.

NOTE C -- CAPITAL STOCK

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

     In fiscal 1996, 800 shares of Series A Preferred Stock, including dividends in arrears, were converted into 6,500 shares of Common Stock.

     On June 7, 1996, the Company entered into a Securities Purchase Agreement (the "Agreement") with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC (collectively the "Purchaser") pursuant to which the Purchaser acquired 15,000 shares of the Company's 5% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for $15 million.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     In connection with the sale and issuance of the Series B Preferred Stock, the Company issued warrants to purchase 225,000 shares of Common Stock of the Company at $10.59 per share for a period of 3 years from date of issuance along with approximately $900,000 in cash fees to certain finders and an investor representative who participated in the transaction plus certain additional expenses. These costs were netted against the proceeds of the sale.

     The Series B Preferred Stock provided for a cash dividend equal to 5% of the stated value of the Series B Preferred Stock, payable quarterly commencing September 7, 1996, although the Company had the option to utilize shares of its Common Stock, under certain conditions, to satisfy the dividend requirement. The Purchaser had the right to convert the Series B Preferred Stock commencing August 21, 1996 into shares of Common Stock of the Company at a conversion price equal to the lesser of 85% of the average market price (reduced by an additional 2% per month commencing the 90th day following the closing date, until the related Registration Statement was declared effective by the SEC) for the Company's Common Stock, as described in the Agreement, prior to the conversion date or $8.74. The final conversion rate was set at 76.8% of the average market price. In July 1997, the unconverted Series B Preferred Stock was exchanged for a Promissory Note in the amount of $9,720,241. The Note provided for interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997. The Note could be prepaid without penalty and was not convertible into common stock of the Company. The principal value of the Note was comprised of the following components: 1) face value of Series B preferred stock outstanding at July 1, 1997; 2) preferred dividends earned through the date of the Note; and 3) an amount reflecting the preferential conversion terms. The Note was paid-in-full in April 1998.

     In December 1996, the Company issued 5,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") in consideration for $4,740,923 (net of issuance costs totaling $259,077). The purchases were made by Strome Hedgecap Limited, Strome Offshore Limited, Strome Partners, L.P. and Strome Susskind Hedgecap, L.P. (collectively the "Series C Purchasers"), pursuant to separate Securities Purchase Agreements. In addition, warrants to purchase an aggregate of 214,593 shares of Common Stock, exercisable at $2.00 per share on or prior to December 9, 1999, were issued to the Series C Purchasers.

     The terms of the Series C Preferred Stock provided that up to 25% of the Series C Preferred Stock could be converted into Common Stock of the Company on or after 10 days from the date the registration statement registering the underlying shares is deemed effective by the Securities and Exchange Commission. Thereafter 25% could be converted on or after the 30th, 60th and 90th day on a cumulative basis. The Preferred Stock was convertible into a number of Common Shares determined by dividing the stated value of the Preferred Stock ($1,000 per share) by the closing price of the Company's Common Stock over the five day period preceding notice of conversion ("conversion price"). The conversion price could not be less than $3.46 nor more than $7.00. In the event the conversion price fell below $3.46, the difference between $3.46 and the conversion price would be paid to the holder in cash. Any shares of Series C Preferred Stock which were outstanding on December 5, 1997 would be automatically converted into shares of Common Stock based on the conversion price at that time in accordance with the above procedures.

     In July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their remaining 974 shares ($1,000 face value per share) over a two month period. The modified conversion price was the lower of (i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The terms addressing conversions below $3.46 contained in the original agreement were not modified. As a result, the Company was committed to refund a minimum of $354,694 to the Series C Purchasers, upon conversion of the remaining Series C Preferred Stock. The refund amount would increase if conversions occurred below $2.20. All shares of Series C Preferred Stock were converted into Common Stock by December 31, 1997. During fiscal 1998, the Company paid $1,391,198 in capital refunds to the Series C Purchasers. Of the total

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

refunds, $553,041 were related to conversions, occurring under the modified terms, during fiscal 1998. The balance of $838,157 related to conversions, under the original terms, during the end of fiscal 1997.

     In February 1997, the Company issued 15,000 shares of its 6% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to P.R.I.F., L.P. in consideration for $14,050,349 (net of issuance costs totaling $949,651). The Series D Preferred Stock was convertible into a number of shares of Common Stock of the Company determined by dividing the five day trading average price of the Company's Common Stock prior to conversion, discounted by 18%, into the stated value of the Preferred Shares being converted. In connection with the issuance of the Series D Preferred Stock, the Company also issued 375,000 Common Stock Purchase warrants, exercisable at $6.00 per share.

     In September 1997, the Company concluded an Exchange agreement whereby the Series D Preferred Stock were exchanged for Series F Preferred Shares. The Series F Preferred Stock provided for a limitation on the holder limiting conversion during any two week period to 800 preferred shares ($800,000). The terms also provided the Company with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on future conversions, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock. All shares of Series F Preferred Stock were redeemed for cash or converted into Common Stock by March 31, 1998. During fiscal 1998, the Company paid $2,744,000 to the Series F holder upon exercise of the cash-out option on conversions.

     In February 1997, the Company also issued 5,000 shares of its 5% Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration for $4,681,744 (net of issuance costs totaling $318,256). Dividends on the Series E Preferred accrued from the date of issuance and were payable quarterly commencing April 1, 1997 and were payable in cash or, at the Company's option and subject to certain other conditions, in shares of Common Stock of the Company.

     The Series E Preferred Stock was convertible into shares of Common Stock of the Company commencing May 11, 1997 at a conversion price of the lesser of (i) the Average Market Price for the five trading days prior to the Notice of Conversion multiplied by 85%, subject to adjustment, or (ii) $7.00, subject to adjustment.

COMMON STOCK

     Shares of the Company's common stock reserved at June 30, 1998 for possible future issuance are as follows:

Convertible preferred stock, series A.......................        11,289
Convertible preferred stock, series H.......................     5,194,805
Convertible preferred stock, series I.......................     2,077,922
Warrants -- consultants (exercisable through June 2003).....       359,000
Employee option plans (exercisable through June 2005).......       763,000
Officers and directors options (exercisable through June
  2004).....................................................     7,450,000
Warrants -- private placements (exercisable through February
  2003).....................................................     3,845,174
                                                                ----------
                                                                19,701,190
                                                                ==========

     As further discussed in Note O -- Subsequent Events, the Company has closed an Equity Line Agreement to provide additional funding through the issuance of common stock. As a result of this transaction, the Company intends to seek Stockholder approval to increase the number of authorized shares. The Company intends to reserve 15,000,000 shares of Common Stock for possible future issuance related to the Equity Line Agreement and related warrants.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

OPTIONS AND WARRANTS

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

     In September 1995, the Board of Directors granted 2,935,000 non-statutory options to directors, officers and key employees of the Company under the provisions of the 1995 Stock Option Plan. The options granted have an exercise price of a $.50 per share and are exercisable for a period of five years. The Company recognized compensation expense of $183,144 in fiscal 1996 as a result of these grants.

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

     The Company's 1997 Incentive Stock Option Plan (the "1997 Plan"), adopted February 1997, authorized the grant of options to management personnel, directors and employees for up to 3,000,000 shares of the Company's common stock. In April 1998, the 1997 Plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

     During fiscal 1997, the Company granted a total of 2,941,500 options to purchase common stock of the Company. Of these, 1,750,000 were granted to the directors of the Company. The options vested immediately and are exercisable for a period of five years. The exercise price on these options is $3.22, which was market price at the date of grant.

     During fiscal 1997, the Company also granted options to an officer and an employee, with exercise prices below market price. The total options granted were for 400,000 shares. The Company recognized an expense of $381,500 related to the granting of these options.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     In January 1998, the Company granted 50,000 options to a Director. The options vested immediately and are exercisable at $1.19 per share, which was the market price at the date of grant, for a period of five years.

     During fiscal 1998, the Company granted a total of 367,500 options to employees. The options vest over various dates and are exercisable for five years from the vesting dates. The exercise prices of these options, which represent the market price at the date of grant, range from $1.50 to $2.50 per share.

     The Company also issued 32,000 warrants during fiscal 1998 to a consultant as compensation for services provided. The warrants are exercisable at $1.00 per share for a period of five years. The Company recognized $57,530 in compensation expense on warrants issued to consultants.

     At June 30, 1998, 8,500 shares and 1,013,000 shares remain available under the 1995 Stock Option Plan and the 1997 Stock Option Plan, respectively.

STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company recognized compensation expense in the amount of $-0-, $381,500 and $499,444 in 1998, 1997 and 1996, respectively, because the exercise price of a portion of the Company's employee stock options and warrants was less than the market price of the underlying stock on the date of grant. During 1998, the Company recognized $57,530 in compensation expense on options and warrants granted to consultants pursuant to FAS 123.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option of 3 years; risk-free interest rates within a range of 5.60% to 6.00%; and a volatility factor of the expected market price of the Company's common stock of .75, .64 and .60 for 1998, 1997 and 1996, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

     For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option's or warrant's vesting period. The effect of applying Statement 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all nonvested awards. The Company's pro forma information follows:

                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Pro forma net loss..............................    $ (8,897,455)   $ (8,267,089)   $(7,420,592)
Pro forma net loss attributable to common
  stock.........................................     (11,395,807)    (18,165,828)    (8,318,218)
Pro forma loss per share........................            (.23)           (.46)          (.23)

     A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                                               NUMBER OF    WEIGHTED AVERAGE
                                                                OPTIONS      EXERCISE PRICE
                                                               ----------   ----------------
Outstanding at July 1, 1996.................................    5,135,000        $0.74
  Options granted with exercise prices equal to market......    2,559,500         3.02
  Options granted with exercise prices less than market.....      400,000         2.07
  Exercised.................................................     (199,000)        0.50
  Canceled..................................................           --           --
                                                               ----------
Outstanding at June 30, 1997................................    7,895,500        $1.59
  Granted...................................................      417,500         2.08
  Exercised.................................................     (100,000)        0.50
  Canceled..................................................           --           --
                                                               ----------
Outstanding at June 30, 1998................................    8,213,000        $1.62
                                                               ==========        =====

     The following table summarizes information about stock options outstanding at June 30, 1998:

                                                                                               WEIGHTED AVERAGE
                             NUMBER           WEIGHTED           WEIGHTED         NUMBER       EXERCISE PRICE OF
                           OUTSTANDING    AVERAGE REMAINING      AVERAGE        EXERCISABLE       EXERCISABLE
RANGE OF EXERCISE PRICE   AS OF 6/30/98   CONTRACTUAL LIFE    EXERCISE PRICE   AS OF 6/30/98        OPTIONS
-----------------------   -------------   -----------------   --------------   -------------   -----------------
    $0.30 -- $0.50          2,960,000           2.25              $0.48          2,960,000           $0.48
    $0.81 -- $1.19          1,605,500           3.45               0.96          1,605,500            0.96
    $1.50 -- $2.50          1,201,000           5.15               1.96            493,500            1.89
    $2.75 -- $4.13          2,434,500           2.66               3.25          2,308,500            3.20
        $7.13                  12,000           3.55               7.13             12,000            7.13
                           ----------                                           ----------
    $0.30 -- $7.13          8,213,000           3.03              $1.62          7,379,500           $1.54
                           ==========                                           ==========

     The weighted average fair value of each Viragen option granted in fiscal 1998 and 1997 was $1.10 and $1.51, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     A summary of the Company's warrant activity, excluding warrants issued in conjunction with the Series B, C and D Preferred Stock offerings, and related information for the years ended June 30, follows:

                                                               NUMBER OF    WEIGHTED AVERAGE
                                                                WARRANTS     EXERCISE PRICE
                                                               ----------   ----------------
Outstanding at July 1, 1996.................................    1,083,550        $ 0.99
  Granted...................................................       12,000          2.22
  Exercised.................................................     (319,229)         0.93
  Canceled..................................................      (30,000)         5.12
                                                               ----------
Outstanding at June 30, 1997................................      746,321        $ 0.87
  Granted...................................................       32,000          1.00
  Exercised.................................................     (130,565)         0.52
  Canceled..................................................      (12,500)         0.80
                                                               ----------
Outstanding at June 30, 1998................................      635,256        $ 1.06

     The following table summarizes information about stock warrants outstanding at June 30, 1998:

                                                                                               WEIGHTED AVERAGE
                           NUMBER       WEIGHTED AVERAGE                          NUMBER       EXERCISE PRICE OF
      RANGE OF           OUTSTANDING        REMAINING       WEIGHTED AVERAGE    EXERCISABLE       EXERCISABLE
   EXERCISE PRICE       AS OF 6/30/98   CONTRACTUAL LIFE     EXERCISE PRICE    AS OF 6/30/98       WARRANTS
   --------------       -------------   -----------------   ----------------   -------------   -----------------
     $0.52-$0.80           291,256             1.20              $0.53            291,256            $0.53
     $1.00-$1.18           282,000             1.14               1.16            282,000             1.16
     $1.81-$2.22            62,000             1.62               1.89             62,000             1.89
                          --------                                               --------
     $0.52-$2.22           635,256             1.22              $1.06            635,256            $1.06
                          ========                                               ========

     The weighted-average fair value of each Viragen warrant granted in fiscal 1998 and 1997 was $1.52 and $1.05, respectively.

     The fair value of VEL options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 6.09% for 1998 and 6.00% for 1996; volatility factor of the expected market price of the Company's common stock of .723 for 1998 and .600 for 1996; and an expected life of the options of 3 years.

     A summary of VEL's stock option activity, and related information for the years ended June 30 follows:

                                                        NUMBER OF                  WEIGHTED AVERAGE
                                                         OPTIONS                    EXERCISE PRICE
                                                        ---------   OPTION-PRICE   ----------------
Outstanding at July 1, 1996..........................     50,000           $7.00      $     7.00
  Granted............................................         --
  Exercised..........................................         --
  Canceled...........................................         --
                                                        --------
Outstanding at June 30, 1997.........................     50,000           $7.00      $     7.00
  Granted at market price............................     75,000            5.72            5.72
  Exercised..........................................         --              --              --
  Canceled...........................................         --              --              --
                                                        --------    ------------   ----------------
Outstanding at June 30, 1998.........................    125,000    $5.72- $7.00      $     6.23
                                                        ========
Exercisable at June 30, 1998.........................     50,000
                                                        ========
Exercisable at June 30, 1997.........................     50,000
                                                        ========

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     The weighted average remaining contractual life of options outstanding as of June 30, 1998 is five years.

     The fair value of VUSA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted: dividend yield of zero percent for all periods; risk-free interest rates of 5.75% and 6.00% for 1998 and 1997, respectively; volatility factors of .765 and .640 for 1998 and 1997, respectively; and an expected life of the option of 3 years and .01 year for 1998 and 1997, respectively.

     A summary of VUSA's stock option activity, and related information for the years ended June 30 follows:

                                                               NUMBER OF    WEIGHTED AVERAGE
                                                                OPTIONS      EXERCISE PRICE
                                                               ----------   ----------------
Outstanding at July 1, 1996.................................           --           --
  Granted below market price................................      320,000         $.01
  Exercised.................................................     (320,000)         .01
  Canceled..................................................           --           --
                                                               ----------
Outstanding at June 30, 1997................................           --
  Granted at market price...................................      125,000         $.22
  Exercised.................................................           --
  Canceled..................................................           --
                                                               ----------
Outstanding at June 30, 1998................................      125,000         $.22

     The weighted average fair value of each VUSA option granted in fiscal 1998 and 1997 was $0.05 and $0.22, respectively. There are no VUSA options exercisable at June 30, 1998. The weighted average remaining contractual life of options outstanding at June 30, 1998, is 6.77 years.

NOTE D -- LONG-TERM DEBT

     Long-term debt at June 30, 1998 and 1997 is as follows:

                                                                       JUNE 30,
                                                                ----------------------
                                                                   1998         1997
                                                                ----------    --------
Notes payable resulting from purchase of Directors &
  Officers Insurance. Notes range in term from 18 months to
  24 months, with interest rates of 8.75% and 7.00%
  respectively..............................................    $  207,272    $     --
Unsecured loan from Scotland Regional Development Authority.
  Payable quarterly over 20 years, with an effective
  interest rate of 8.68%. Note matures on August 28, 2017...       162,906     163,911
Capital lease obligations resulting from acquisition of
  equipment, with a cost totaling $213,130 capitalized from
  three to five years.......................................        81,193     120,687
                                                                ----------    --------
                                                                   451,371     284,598
Less current portion........................................      (171,277)    (45,703)
                                                                ----------    --------
                                                                $  280,094    $238,895
                                                                ==========    ========

     Scheduled maturities of long-term debt at June 30, 1998 are:
1999 -- $171,277; 2000 -- $116,025; 2001 -- $7,658; 2002 -- $2,064; and 2003 and
thereafter -- $154,347.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

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

     In March 1996, Sector completed two Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 per share. These two Offerings yielded net proceeds of approximately $5,102,000 after related cash expenses of $371,500. The Company is using these proceeds to undertake European research and pre-clinical trials activities including the construction of its laboratory and manufacturing facility in Scotland.

     Effective May 2, 1996, Sector's name was changed to Viragen (Europe) Ltd.

NOTE F -- INCOME TAXES

     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, ("Viragen") file consolidated federal and state income tax returns.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen's deferred tax liabilities and assets as of June 30, 1998 and 1997 are as follows:

                                                                        JUNE 30,
                                                                -------------------------
                                                                   1998           1997
                                                                -----------    ----------
Deferred tax liabilities
  Tax over book depreciation................................    $   118,000    $   59,000
  Other.....................................................         21,000        21,000
                                                                -----------    ----------
     Total deferred tax liabilities.........................        139,000        80,000
Deferred tax assets
  Net operating loss carryforwards..........................      9,875,000     7,985,000
  Research and development credit...........................        478,000       145,000
  Other.....................................................        249,000       579,000
                                                                -----------    ----------
     Total deferred tax assets..............................     10,602,000     8,709,000
  Valuation allowance for deferred tax assets...............     10,463,000     8,629,000
                                                                -----------    ----------
                                                                    139,000        80,000
                                                                -----------    ----------
     Net deferred taxes.....................................    $        --    $       --
                                                                ===========    ==========

     The change in the valuation allowance was a net increase of $1,834,000 for the year ended June 30, 1998.

     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which will cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

     Viragen has net operating loss carryforwards, with expiration dates, as follows:

                             AMOUNT                       EXPIRATION
                           -----------                    ----------
                           $   780,000                         1999
                               270,000                         2000
                             2,870,000                    2001-2003
                             3,120,000                    2004-2006
                            19,384,000                    2007-2013
                           -----------
                           $26,424,000
                           ===========

     In addition, tax credits of $478,000 and $145,000 for income tax purposes are being carried forward that expire in years 2001 through 2013, at June 30, 1998 and 1997, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen's net loss is as follows:

                                                                YEAR ENDED JUNE 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Tax at U.S. statutory rate..................................     (34.00)%    (34.00)%
State taxes, net of federal benefit.........................      (3.63)%     (3.63)%
Non-deductible items........................................      (2.89)%      4.46%
Change in valuation allowance...............................      40.00%      30.68%
Other.......................................................       0.52%       2.49%
                                                                 ------      ------
                                                                     --%         --%
                                                                 ======      ======

     VEL was included in Viragen's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, as Viragen, Inc.'s percentage ownership of VEL exceeded 80% only during this period. VSL files separate income tax returns in the United Kingdom. VGG files separate income tax returns in Germany.

     Deferred tax assets of VEL's U.S. operations (which files a separate U.S.tax return) at June 30, 1998 and 1997 are as follows:

                                                                        JUNE 30,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
Total deferred tax assets...................................    $1,164,700    $1,035,700
Valuation allowance for deferred tax assets.................     1,164,700     1,035,700
                                                                ----------    ----------
                                                                $       --    $       --
                                                                ==========    ==========

     At June 30, 1998, VEL has net operating and capital losses totaling approximately $3,100,000, expiring between 2000 and 2013. VSL has approximately $5,280,000 in net operating losses available to carryforward at June 30, 1998.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
U.S.........................................................    $(3,615,140)   $(4,192,302)
Foreign.....................................................     (4,240,996)      (582,943)
                                                                -----------    -----------
                                                                $(7,856,136)   $(4,775,245)
                                                                ===========    ===========

NOTE G -- TRANSACTIONS WITH RELATED PARITIES

     In June 1996, the Company loaned $50,000 to an employee. The promissory note is for a term of five years with an annual interest rate of 6.48% (the Mid-Term Applicable Federal Rate in effect at that time). Interest is to be paid semi-annually with the principal balance and unpaid interest payable on the fifth anniversary of the note.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     In November 1996, the Company forgave a $12,500 balance due to the Company by its Chief Executive Officer.

     In April 1997, the Company loaned $100,000 to a director of the Company. The secured promissory note is for a term of one year with the principal and interest payable upon maturity. The note bears interest at 8.50% per annum (the Prime Interest Rate in effect at that time). In April 1998, the director defaulted on the Note. The Company is unable to ascertain the amounts, if any, which could ultimately be realized on the promissory note. Accordingly, the entire amount due under the note with related accrued interest of approximately $10,000 has been written-off as uncollectable at year end. The Company intends to pursue collection efforts relative to this transaction.

     On July 31, 1998, the Company held its 1997 Annual Shareholders Meeting. Certain directors did not seek reelection to serve as Directors of the Company. In appreciation of their past service, the Company waived the requirement to exercise outstanding stock options within 90 days of their last day as Directors. All outstanding stock options will expire under their normal terms.

     Subsequent to June 30, 1998, certain officers and directors of the Company exercised 750,000 stock options to purchase Common Stock of the Company. The options were exercised through the issuance of Promissory Notes payable to the Company with related Pledge and Escrow Agreements. The Promissory Notes bear interest at the greater of (i) 3.5% or (ii) the Mid-Term Applicable Federal Rate (as defined in Section 1274 of the Internal Revenue Code of 1986), payable semi-annually and are secured by the underlying Common Stock purchased, which shares are being held in escrow pending payment of the related notes pursuant to the provisions of the Pledge and Escrow Agreements.

NOTE H -- IMPAIRMENT OF LONG-LIVED ASSETS

     During fiscal 1997, the Company entered into negotiations with Medicore, Inc. ("Medicore"), a former affiliate, for the sale of its land, building and related improvements located in Hialeah, Florida. Preliminary negotiations established the fair value of the land, building and improvements to be $400,000. At June 30, 1996, the land, building and improvements had a net carrying value of $716,267. In accordance with FAS 121, the Company recorded an impairment loss of $316,267, which was included as part of selling, general and administrative expenses for the year ended June 30, 1996.

     The Company and Medicore terminated discussions relating to the sale of the Company's Hialeah, Florida facilities during fiscal 1997. The Company intends to maintain this location as a research facility for the foreseeable future.

NOTE I -- LICENSE AND MANUFACTURING AGREEMENTS

     Through a fifteen-year License Agreement (the "License") granted by Viragen, Inc., VEL and its wholly-owned subsidiary, VSL, secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte-derived interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement ("Scottish Agreement") with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS. The term of the Scottish Agreement is five years with two additional five-year extension terms exercisable at the option of VSL.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

     Pursuant to the terms of the License, VSL was to prepay $2 million to VTI, within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to VTI fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The License will renew automatically for two consecutive fifteen-year terms.

     Both parties modified the License deferring the initial payment until the date when VTI transferred the processes and technology, as defined by the License, to VSL. VTI had substantially transferred the processes and technology to VSL by the end of May 1997. At that time, VTI required the initial royalty payment be made. Completion of the transfer occurred on November 1, 1997.

     The Company, through VTI, has executed an option for Southern Health SDN.BHD ("Southern"), a private Malaysian/Australian-based healthcare investment group to purchase a Manufacturing and Distribution License Agreement for Viragen's natural alpha interferon product. Upon exercise of the option, the Company is to receive a license fee of $20 million, payable in advance, and a continuing royalty of 12% of gross revenues from the sale of the licensed product. Southern has paid the Company a $200,000 option fee, $100,000 of which is non-refundable and intended to deter the costs related to due diligence, with the remaining $100,000 refundable, if the Company elects not to proceed with this transaction. The Company has deferred recognition of revenue related to the fee.

     Within the first two years of the Manufacturing and Distribution License Agreement, Southern would be required to commence construction of at least one regulatory approved manufacturing facility within the defined territory, which includes Australia, New Zealand and seven other Asian countries exclusive of China and Japan. The manufacturing facility would be built and operated in compliance with Viragen's specifications. In addition, Southern will be responsible for funding and conducting any clinical trials necessary within the defined territory.

     Pursuant to an extension granted by the Company, Southern has until December 31, 1998, to exercise the option. The Company believes that this transaction may be negatively affected by instability in Asian financial markets. Accordingly, there can be no assurance that this transaction will ultimately be successfully concluded.

NOTE J -- RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company has a contract with Viragen Research Associated Limited Partnership, ("Limited Partnership") for the Company to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. Pursuant to the contract, the Company assigned all of its patent rights to the processes and topical products to the Limited Partnership in exchange for an exclusive worldwide licensing agreement. The Limited Partnership is to receive 5% of the gross revenues of such products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of such products. The Company is not presently pursuing the development or commercialization of a topically applied product.

NOTE K -- ROYALTY AGREEMENT

     The Company has a royalty agreement with Medicore that will pay Medicore a maximum of $2,400,000 in royalties. Royalties are to be paid as follows: 5% on the first $7 million of sales of interferon and related products; 4% of the next $10 million of sales; and 3% on the next $55 million of sales up to the maximum of $2,400,000 in royalty payments. Royalties incurred in prior years under the agreement, totaling approximately $108,000, are included in Royalties Payable. This amount will be paid as the final payment under the royalty agreement. Royalties expense incurred totaled $11,901 in 1996.

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

NOTE L -- COMMITMENTS

     In November 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Base monthly rental on the property is approximately $9,975. In addition, the Company may extend the term of the lease at its option, for four-five year periods.

     In November 1996, the Company entered into a ten-year lease on property in Plantation, Florida. This facility contains the executive and administrative offices for the Company and VEL. Monthly rental on the property is approximately $15,700. The lease contains provisions for two additional five-year periods at the Company's option.

     During the years ended June 30, 1998 and 1997, the Company recognized rent expense and related charges of $290,000 and $47,000 for its Plantation, Florida property lease and $202,000 and $29,000 attributable to its Edinburgh, Scotland facility. Future minimum lease payments on the two facilities are:
1999 -- $290,009; 2000 -- $300,912; 2001 -- $307,255; 2002 -- $224,019; and 2003
and thereafter -- $1,018,252.

     The Company has entered into Employment Agreements with officers of the Company and its subsidiaries. These agreements represent a commitment by the Company to pay an aggregate amount of approximately $1,483,000 per year in salaries to these individuals.

NOTE M -- CONTINGENCIES

     In May 1997, the Company in the name of Sector Associates, Ltd. (now VEL) was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleged that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The suit was settled on July 8, 1998 for a total of $25,000. The loss arising from settlement of the suit has been accrued at June 30, 1998.

     In October 1997, the Company, the Company's President and Cytoferon Corp., a former affiliate of the President, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Case No: 97-3187-CIV-MARCUS) by a shareholder of the Company and investor in Cytoferon Corp. The suit alleges the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the specific performance delivery of 441,368 shares of common stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of their intent to refile a complaint in Circuit Court in the State of Florida. The plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks a judgement similar to that of the dismissed Federal suit.

     In March 1998, the Circuit Court granted the Company's Motion to Dismiss in this matter. Subsequently, the plaintiff filed an Amended Complaint alleging similar claims and seeking a judgement similar to that of the dismissed Federal and initial State of Florida suits. In April 1998, the Company filed a Motion to Dismiss the Plaintiff's Amended Complaint which was denied by the Court. The Company denies the

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

allegations of the complaint and intends to vigorously defend the claims with regard to this matter. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded.

NOTE N -- GEOGRAPHIC INFORMATION

     In 1997, the Company completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $4,745,000 and $7,178,000 at June 30, 1998 and 1997, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE O -- SUBSEQUENT EVENTS

     In furtherance of the Company's strategic plan to secure reliable and safe sources of human white blood cells ("leukocytes" or "buffy coats") critical to the production of both Omniferon and LeukoVAX, the Company has entered into a series of strategic alliance and supply agreements with major worldwide suppliers of blood products. During 1998, Viragen consummated agreements with the American Red Cross and America's Blood Centers, which between them annually collect a substantial majority of the U.S. blood supply, and a series of agreements covering a majority of the blood supply in Germany, with a major European supplier.

     In July 1998, the Company and VUSA entered into a strategic alliance and supply agreement with America's Blood Centers ("ABC") for the supply of human white blood cells (leukocytes). ABC is a national network of non-profit, independent community blood centers operating in 45 states. ABC members annually collect in excess of 45% of the U.S. blood supply through its member blood donation centers and mobile collection facilities. Under the terms of the ABC Agreement, the Company was granted first and preferential access to all leukocytes produced by ABC members who have elected to participate in the program. The Company has agreed to pay a fixed cost per buffy coat provided during the first two years of the ABC Agreement. Thereafter, the price may vary based upon incremental costs incurred by participating ABC members.

     In August 1998, the Company and VUSA entered into a fifteen year Agreement with the American Red Cross ("ARC") for the supply of human white blood cells. ARC collects approximately half of the U.S. blood supply. The ARC Agreement provides for the Company's purchase of buffy coats, consistent with agreed upon specifications, based on quarterly forecasts provided by the Company. Buffy coats may be paid for in cash or Common Stock of the Company at the option of ARC, with the valuation of shares paid determined by the average closing price of the Company's shares for the five days prior to the payment due date less a discount. The ARC Agreement further contains an initial price per buffy coat modified by a volume discount pricing schedule and rebate program, subject to periodic renegotiation. Upon execution of the Agreement, ARC received a Warrant to purchase 500,000 shares of Common Stock of the Company and entered into a Stockholder's Agreement and Registration Rights Agreement relating to shares underlying the Warrant and shares received, if any, in lieu of cash for buffy coat purchases. The Warrant vests over a six year period with exercise prices ranging between $5.50 per share and $11.00 per share.

     In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc. a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating therapy derived from leukocytes currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics Agreement, the Company made an initial investment by purchasing Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 200,000 shares of Common Stock of the Company exercisable at $1.00 dollar per share, representing an initial 10% equity interest in Inflammatics. The Company further obtained two options to acquire up to an additional 70% equity

                         VIRAGEN, INC. AND SUBSIDIARIES

                             JUNE 30, 1998 AND 1997

position in Inflammatics through two additional fundings to be made at the sole option of the Company. Additional funding, if any, will be made based upon the Company's evaluation of LeukoVAX clinical trial data and would be utilized to underwrite a FDA Phase III clinical trial. As part of these options, the Company may issue up to 3 million shares of its Common Stock and 300,000 additional warrants to purchase Common Stock of the Company in exchange for additional Series A Convertible shares of Inflammatics bringing the Company's total equity position in Inflammatics to 80%.

     On September 22, 1998 the Company entered into an Equity Line Financing Agreement ("Equity Line Agreement") for a maximum offering amount of $20 million over three years. Provisions of the Equity Line Agreement provide that the Company, at its option, may "Put" shares of Common Stock to the investor, following an effective Registration Statement, at a "Put Share Price" equal to the lesser of (a) 87.5% of the Market Price for such Put or (b) the difference of (i) the Market Price of such Put minus (ii) $0.225 where the Market Price is defined as the lowest Closing Bid Price during the 10 to 20 trading days (depending upon the size of the Put) following each Put.

     The amount of Common Stock that may be Put in any 30 day period, is limited to one half (1/2) of the aggregate daily reported trading volume in the outstanding Common Stock reported during the 10 trading days preceding the Put date. In addition, on each six month anniversary of the Subscription Agreement date, the Company shall issue to the Subscriber a Purchase Warrant to purchase a number of shares of Common Stock equal to 10% of the number of Put Shares issued to the Subscriber during the preceding 6 calendar months. Each Purchase Warrant shall be exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding each six month anniversary.

     In connection with the Equity Line Agreement, the Company also entered into a Placement Agent Agreement which provides for a Cash Placement Fee on the gross proceeds from the sale of the securities in any Put of: 7% on the first $5 million; 6% from $5 million to $10 million; and 3.5% for amounts in excess of $10 million. If the Company were to Put securities for the entire $20 million available under the Equity Line Agreement, the Cash Placement Fee would total 5% of the total gross proceeds derived. In addition, the Placement Agent Agreement provides for the issuance of Placement Agent Warrants to the Placement Agent equal to: (i) 7%, 6% and 3.5%, respectively, on all shares issued in connection with Put Shares at the same thresholds as the Cash Placement Fee, exercisable at 125% of the average Put Share Price of all Put Shares issued during the preceding six calendar months; and (ii) a warrant to purchase a number of Common Shares in the same percentages as above for which the subscriber has been issued a Purchase Warrant, exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding the applicable six month anniversary.

     As of the closing of the Equity Line Agreement, the Company had approximately 1,900,000 shares of Common Stock available from authorized shares. Accordingly, to utilize the total funding available under the Equity Line Agreement, the Company must obtain Stockholder approval to increase the number of authorized shares in the Company. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company intends to seek Shareholder's approval of the Equity Line Financing Agreement.