Form 10-Q/A
period 1997-12-31
VIRAGEN INC
filed 1998-10-14
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended            Six Months Ended
                                                                    December 31,                 December 31,
                                                                -------------------          -------------------
                                                                1997          1996           1997           1996
                                                                ----          ----           ----          ----
INCOME
     Interest and other income                             $   337,915    $   269,941    $   771,766    $   497,899
                                                           -----------    -----------    -----------    -----------
                                                               337,915        269,941        771,766        497,899
COSTS AND EXPENSES
     Research and development costs                            736,441        451,045      1,635,552        878,130
     Selling, general and administrative expenses            1,479,162        907,843      2,446,527      1,525,277
     Directors and officers options granted                          -         68,800              -         68,800
     Depreciation and amortization                             114,844         68,618        385,659        122,419
     Interest expense                                          198,481          5,072        454,395         16,760
                                                           -----------    -----------    -----------     ----------
                                                             2,528,928      1,501,378      4,922,133      2,611,386
                                                             ---------    -----------    -----------    -----------
     Loss before minority interest                          (2,191,013)    (1,231,437)    (4,150,367)    (2,113,487)

     Minority interest in loss of consolidated
        subsidiaries                                           779,355         41,878        877,821         69,687
                                                           -----------    -----------    -----------    -----------
              NET LOSS                                      (1,411,658)    (1,189,559)    (3,272,546)    (2,043,800)

     Deduct required dividends on convertible
     preferred stock, Series A                                     663            663          1,325          1,325
     Deduct required dividends on convertible
     preferred stock, Series B (restated for 1996)                   -      1,701,214              -      4,043,073
     Deduct required dividends on convertible
     preferred stock, Series C                                       -         82,216              -         82,216
     Deduct required dividends on convertible
     preferred stock, Series D                                       -              -        169,221              -
     Deduct required dividends on convertible
     preferred stock, Series E                                       -              -         65,418              -
     Deduct required dividends on convertible
     preferred stock, Series F                                 141,459              -        191,903              -
     Deduct required dividends on redeemable
     preferred stock, Series G                                  50,811              -         77,660              -
                                                           -----------    -----------    -----------    -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                          $(1,604,591)   $(2,973,652)   $(3,778,073)   $(6,170,414)
                                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON
     SHARE, after deduction for required
     dividends on convertible preferred stock

                                                           $     (0.03)   $     (0.08)   $     (0.08)   $     (0.16)
                                                           ===========    ===========    ===========    ===========

     Weighted average shares outstanding                    49,678,398     38,412,896     48,532,715     38,215,967
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

\

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)

                                                                  December 31,             June 30,
                                                                      1997                   1997
                                                                  ------------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                              (Unaudited)
   CURRENT LIABILITIES
      Accounts payable                                            $   256,072             $ 1,431,211
      Note payable                                                  6,480,160                       -
      Accrued expenses and other liabilities                          548,820               1,573,464
      Current portion of long-term debt                                45,703                  45,703
                                                                  -----------             -----------
         TOTAL CURRENT LIABILITIES                                  7,330,755               3,050,378

ROYALTIES PAYABLE                                                     107,866                 107,866
LONG-TERM DEBT, less current portion                                  216,076                 238,895
MINORITY INTEREST IN SUBSIDIARIES                                   1,042,279               1,920,100
REDEEMABLE 10% CUMULATIVE PREFERRED
  STOCK-SERIES G, $1.00 par value. Authorized
  4,000 shares; issued and outstanding 1,332 shares at
  December 31, 1997.                                                1,332,000                       -

STOCKHOLDERS' EQUITY
 Convertible 10% Series A cumulative preferred stock,
  $1.00 par value. Authorized 375,000 shares; issued
  and outstanding 2,650 shares. Liquidation
  preference value: $10 per share aggregating $26,500                   2,650                   2,650
 Convertible 5% Series B Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 7,445 shares at June 30, 1997                             -                   7,445
 Convertible Series C Cumulative preferred stock, $1.00
  par value. Authorized 5,000 shares; issued and
  outstanding 974 shares at June 30, 1997                                   -                     974
 Convertible 6% Series D Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 10,200 shares at June 30, 1997                            -                  10,200
 Convertible 5% Series E Cumulative preferred stock,
  $1.00 par value. Authorized issued and outstanding
  5,000 shares at June 30, 1997                                             -                   5,000
 Convertible 10% Series F Cumulative preferred stock,
  $1.00 par value. Authorized 15,000 shares; issued
  and outstanding 4,200 shares at December 31, 1997                     4,200                       -
 Common stock, $.01 par value. Authorized 75,000,000
  shares; issued 51,208,711 and 46,260,360 shares at
  December 31, 1997 and June 30, 1997, respectively,
  of which 548,777 and 386,777 shares are held as
  treasury stock at December 31, 1997 and June 30,
  1997, respectively.                                                 512,086                 462,601
 Capital in excess of par value                                    48,378,315              59,995,768
 Treasury stock                                                      (890,746)               (699,150)
 Retained deficit                                                 (34,175,732)            (27,802,624)
 Foreign currency translation adjustment                              239,419                 273,469
 Notes due from officers/directors                                   (105,667)               (101,417)
 Unrealized gain (loss) on marketable securities,
  available-for-sale                                                   12,694                 (10,612)
                                                                 ------------            ------------
         TOTAL STOCKHOLDERS' EQUITY                                13,977,219              32,144,304
                                                                 ------------            ------------
                                                                 $ 24,006,195            $ 37,461,543
                                                                 ============            ============

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                             December 31,
                                                                      1997                    1996
                                                                  -----------             ------------
OPERATING ACTIVITIES
     Net Loss                                                     $(3,272,546)            $ (2,043,800)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                385,659                  122,419
         Compensation expense on stock options
              granted to Directors and Officers                             -                   68,800
         Compensation expense on stock options
              granted to employees                                          -                  162,750
         Forgiveness of debt                                                -                   12,500
         Minority interest in loss of subsidiary                     (877,821)                 (69,687)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                              12,895                  (76,755)
         Due from employees                                            (4,372)                  40,404
         Other current assets                                         237,518                 (143,908)
         Deposit and other assets                                     (11,191)                 (36,548)
         Accounts payable                                          (1,175,139)                 564,761
         Accrued expenses and other liabilities                      (173,287)                (208,274)
                                                                  -----------             ------------
           Net cash used in operating activities                   (4,878,284)              (1,607,338)
                                                                  -----------             ------------

INVESTING ACTIVITIES
     Sale (purchase) of marketable securities,
          available-for-sale                                        1,927,844               (8,772,955)
     Additions to property, plant and
          equipment, net                                           (1,062,351)              (1,309,286)
                                                                  -----------             ------------
           Net cash provided by (used in)
               investing activities                                   865,493              (10,082,241)
                                                                  -----------             ------------




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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses totaled $3,272,546 and $2,043,800 for the six month periods ended December 31, 1997 and 1996, respectively and $4,775,245, $4,672,271 and $3,951,839 for the years ended
June 30, 1997, 1996 and 1995, respectively.

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

Dated: October 9, 1998