Form 10-Q/A
period 1998-03-31
VIRAGEN INC
filed 1998-10-14
CIK 353482

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                      ------------------------------     ----------------------------
                                                           1998             1997             1998              1997
                                                           ----             ----             ----              ----
INCOME
     Interest and other income                        $   216,886        $   361,271     $   988,652      $    859,170
                                                      -----------        -----------     -----------      ------------
                                                          216,886            361,271         988,652           859,170
COSTS AND EXPENSES
     Research and development costs                       804,799            561,427       2,440,351         1,439,557
     Selling, general and administrative expenses       1,368,405            840,434       3,814,932         2,365,711
     Directors and officers options granted                    --            218,750              --           287,550
     Depreciation and amortization                        206,358             96,076         592,017           218,495
     Interest expense                                     122,269              4,818         576,664            21,578
                                                      -----------        -----------     -----------      ------------
                                                        2,501,831          1,721,505       7,423,964         4,332,891
                                                      -----------        -----------     -----------      ------------
     Loss before minority interest                     (2,284,945)        (1,360,234)     (6,435,312)       (3,473,721)

     Minority interest in loss of consolidated
        subsidiaries                                      199,956             71,875       1,077,777           141,562
                                                      -----------        -----------     -----------      ------------
              NET LOSS                                 (2,084,989)        (1,288,359)     (5,357,535)       (3,332,159)
     Deduct required dividends on convertible
     preferred stock, Series A                                663                663           1,988             1,988
     Deduct required dividends on convertible
     preferred stock, Series B                                 --            146,750              --         4,121,898
     Deduct required dividends on convertible
     preferred stock, Series C                                 --            350,693              --           432,523
     Deduct required dividends on convertible
     preferred stock, Series D                                 --          3,442,683         169,221         3,442,683
     Deduct required dividends on convertible
     preferred stock, Series E                                 --            478,309          65,418           478,309
     Deduct required dividends on convertible
     preferred stock, Series F                             38,513                 --         230,416                --
     Deduct required dividends on redeemable
     preferred stock, Series G                              5,420                 --          83,080                --
     Deduct required dividends on redeemable
     preferred stock, Series H                            242,734                 --         242,734                --
                                                      -----------        -----------     -----------      ------------

LOSS ATTRIBUTABLE TO COMMON STOCK                     $(2,372,319)       $(5,707,457)    $(6,150,392)     $(11,809,560)
                                                      ===========        ===========     ===========      ============

BASIC AND DILUTED LOSS PER COMMON SHARE, after
       deduction for required dividends on
       convertible preferred stock                    $     (0.05)       $     (0.15)    $     (0.12)     $      (0.31)
                                                      ===========        ===========     ===========      ============

     Weighted average shares outstanding               52,342,364         38,867,643      49,766,591        38,430,023
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)


                                                                                    March 31,             June 30,
                                                                                      1998                  1997
                                                                                  ------------         ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                            $    437,925         $  1,431,211
      Note payable                                                                   3,240,080                   --
      Accrued expenses and other liabilities                                           290,808            1,573,464
      Current portion of long-term debt                                                 45,703               45,703
                                                                                  ------------         ------------
         TOTAL CURRENT LIABILITIES                                                   4,014,516            3,050,378

ROYALTIES PAYABLE                                                                      107,866              107,866
DEFERRED INCOME                                                                        200,000                   --
LONG-TERM DEBT, less current portion                                                   211,019              238,895
MINORITY INTEREST IN SUBSIDIARIES                                                      842,323            1,920,100
Series H Cumulative Convertible preferred stock,
  $1.00 par value. Authorized 500 shares; issued and outstanding
  500 shares at March 31, 1998                                                       5,047,124                   --

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding
     2,650 shares. Liquidation preference value:
     $10 per share aggregating $26,500                                                   2,650                2,650
   Convertible 5% Series B Cumulative preferred stock, $1.00 par value. Authorized 15,000 shares; issued and outstanding
     7,445 shares at June 30, 1997                                                          --                7,445
   Convertible Series C Cumulative preferred stock, $1.00 par value. Authorized 5,000 shares; issued and outstanding 974
     shares at June 30, 1997                                                                --                  974
   Convertible 6% Series D Cumulative preferred stock, $1.00 par value. Authorized 15,000 shares; issued and outstanding
     10,200 shares at June 30, 1997                                                         --               10,200
   Convertible 5% Series E Cumulative preferred stock, $1.00 par value. Authorized issued and outstanding 5,000 shares at
     June 30, 1997                                                                          --                5,000
   Common stock, $.01 par value. Authorized 75,000,000 shares;
     issued 53,316,912 and 46,260,360 shares at March
     31, 1998 and June 30, 1997, respectively, of which 606,277 and 386,777 shares are held as treasury stock at March 31, 1998
     and June 30, 1997, respectively                                                   533,168              462,601
   Capital in excess of par value                                                   45,739,303           59,995,768
   Treasury stock                                                                     (996,541)            (699,150)
   Retained deficit                                                                (36,986,712)         (27,802,624)
   Foreign currency translation adjustment                                             295,747              273,469
   Notes due from officers/directors                                                  (107,792)            (101,417)
   Unrealized gain (loss) on marketable securities,
     available-for-sale                                                                 (3,777)             (10,612)
                                                                                  ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                                  8,476,046           32,144,304
                                                                                  ------------         ------------
                                                                                  $ 18,898,894         $ 37,461,543
                                                                                  ============         ============


            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                ------------        ------------
OPERATING ACTIVITIES
     Net Loss                                                                   $ (5,357,535)       $ (3,332,159)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                               592,017             218,495
         Compensation expense on stock options granted to
             Directors and Officers                                                       --             287,550
         Compensation expense on stock options granted to
             employees                                                                    --             162,750
         Forgiveness of debt                                                              --              12,500
         Minority interest in loss of subsidiaries                                (1,077,777)          (141,562)
     Increase (decrease) relating to operating activities from:
         Accounts and notes receivable                                                    --              19,291
         Prepaid expenses                                                             66,701             (62,449)
         Due from employees and officers                                              (6,807)             39,874
         Other current assets                                                        344,832            (385,962)
         Deposit and other assets                                                    (97,034)            (47,276)
         Accounts payable                                                           (993,286)            265,077
         Deferred income                                                             200,000                  --
         Accrued expenses and other liabilities                                     (282,141)            189,190
                                                                                ------------        ------------
           Net cash used in operating activities                                  (6,611,030)         (2,774,681)
                                                                                ------------        ------------
INVESTING ACTIVITIES
     Sale (purchase) of marketable securities,
         available-for-sale                                                       10,852,380         (11,494,180)
     Additions to property, plant and equipment, net
                                                                                  (1,401,126)         (2,556,608)
                                                                                ------------        ------------
         Net cash provided by (used in) investing
         activities                                                                9,451,254         (14,050,788)
                                                                                ------------        ------------





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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operational losses and operated with a negative cash flow since its inception in December 1980. Losses totaled $5,357,535 and $3,332,159 for the nine month periods ended March 31, 1998 and 1997, respectively and $4,775,245, $4,672,271 and $3,951,839 for the years ended
June 30, 1997, 1996 and 1995, respectively.

         Working capital totaled approximately $8,898,000 at March 31, 1998, a decrease of $20,433,000 from the year end balance. This decrease was due in part to an exchange and reclassification of a convertible preferred stock series for a note payable totaling $9,720,240 of which $3,240,080 remained outstanding at March 31, 1998, and classified as a current liability, as well as cash redemptions, refunds and dividends in certain convertible preferred stock series totaling $8,967,000 and operational losses of $5,707,535 during the nine month period.

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

Dated: October 9, 1998