Form 10-Q
period 1998-09-30
VIRAGEN INC
filed 1998-11-17
CIK 353482

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

              For the quarterly period ended - September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             --------------   ----------------


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

                                 (954) 233-8746
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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
               Yes      X       No
                     -------       -------


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes              No
      -------       -------



APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01 - 56,796,591 shares at November 12, 1998.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three-month periods ended September 30, 1998 and September 30, 1997 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1998 and September 30, 1997.

2) The Consolidated Condensed Balance Sheets as of September 30, 1998 and June 30, 1998.

3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1998 and September 30, 1997.

4)       Notes to Consolidated Condensed Financial Statements as of September
         30, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                          September 30,
                                                                    --------------------------
                                                                        1998           1997
                                                                    -----------    -----------
INCOME
     Interest and other income                                      $   107,093    $   433,851
                                                                    -----------    -----------
                                                                        107,093        433,851
COSTS AND EXPENSES
     Research and development costs                                   1,056,079      1,069,724
     General and administrative expenses                              1,602,980      1,067,567
     Interest expense                                                    11,757        255,914
                                                                    -----------    -----------
                                                                      2,670,816      2,393,205
                                                                    -----------    -----------
     Loss before minority interest                                   (2,563,723)    (1,959,354)

     Minority interest in loss of consolidated
       subsidiaries                                                     165,683         98,466
                                                                    -----------    -----------
              NET LOSS                                               (2,398,040)    (1,860,888)
     Deduct required dividends on convertible preferred stock,
       Series A                                                             663            663
     Deduct required dividends on convertible preferred stock,
       Series D                                                              --        169,221
     Deduct required dividends on convertible preferred stock,
       Series E                                                              --         65,418
     Deduct required dividends on convertible preferred stock,
       Series F                                                              --         50,444
     Deduct required dividends on redeemable preferred stock,
       Series G                                                              --         26,849
     Deduct required dividends on redeemable preferred stock,
       Series H                                                         432,224             --
     Deduct required dividends on redeemable preferred stock,
       Series I                                                         205,091             --
                                                                    -----------    -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                                   $(3,036,018)   $(2,173,483)
                                                                    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE,
         After deduction for required dividends on convertible
         preferred stock                                               $  (0.06)      $  (0.05)
                                                                    ===========    ===========

       Weighted average shares outstanding                           53,299,268     47,357,382
                                                                    ===========    ===========







            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        September 30,      June 30,
                                                                             1998            1998
                                                                        -------------    ------------
ASSETS                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                             $  4,087,258    $  2,708,317
   Marketable securities, available-for-sale                                1,016,465       6,105,076
   Prepaid expenses                                                           212,031         206,995
   Due from employees                                                          63,600          60,597
   Other current assets                                                       272,111         470,353
                                                                         ------------    ------------
                  TOTAL CURRENT ASSETS                                      5,651,465       9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                          3,594,290       3,538,926
   Equipment and furniture                                                  5,501,548       5,311,327
   Construction in progress                                                    66,809          48,655
                                                                         ------------    ------------
                                                                            9,162,647       8,898,908
   Less accumulated depreciation                                           (2,906,313)     (2,744,827)
                                                                         ------------    ------------
                                                                            6,256,334       6,154,081

Investment in Inflammatics, Inc.                                            1,254,335              --

DEPOSITS AND OTHER ASSETS                                                     204,994         189,806
                                                                         ------------    ------------
                                                                         $ 13,367,128    $ 15,895,225
                                                                         ============    ============















            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS-(CONTINUED)

                                                                           September 30,     June 30,
                                                                               1998            1998
                                                                           -------------    -----------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts payable                                                      $    684,687    $    829,661
      Accrued expenses and other liabilities                                     349,875         708,005
      Current portion of long-term debt                                          171,277         171,277
                                                                            ------------    ------------
         TOTAL CURRENT LIABILITIES                                             1,205,839       1,708,943

ROYALTIES PAYABLE                                                                107,866         107,866
DEFERRED INCOME                                                                  200,000         200,000
LONG-TERM DEBT, less current portion                                             242,664         280,094

MINORITY INTEREST IN SUBSIDIARIES                                                360,253         525,936

SERIES H cumulative convertible preferred stock, $1.00 par
       value.  Authorized 500 shares; issued and outstanding 388
       and 500 shares at September 30, 1998 and June 30, 1998,
       respectively                                                            4,073,487       5,146,851
SERIES I cumulative convertible preferred stock, $1.00 par
       value. Authorized 500 shares; issued and outstanding
       175 and 200 shares at September 30, 1998 and
       June 30, 1998, respectively                                             1,820,530       2,039,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding
     2,650 shares. Liquidation preference value: $10 per share
     aggregating $26,500                                                           2,650           2,650
   Common stock, $.01 par value. Authorized 75,000,000 shares;
     issued 55,388,250 and 53,416,912 shares at September 30, 1998 and June 30, 1998, respectively, of which 733,277 and
     606,277 shares are held as treasury stock on September 30,
     1998 and June 30, 1998, respectively                                        553,598         534,168
   Capital in excess of par value                                             48,067,684      45,686,143
   Treasury stock                                                             (1,171,447)       (996,541)
   Retained deficit                                                          (42,157,401)    (39,624,889)
   Accumulated other comprehensive income                                        362,773         284,990
   Notes due from officers/directors                                            (301,368)             --
                                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                            5,356,489       5,886,521
                                                                            ------------    ------------

                                                                            $ 13,367,128    $ 15,895,225
                                                                            ============    ============

            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                           1998           1997
                                                        -----------    -----------
OPERATING ACTIVITIES
     Net Loss                                           $(2,398,040)   $(1,860,888)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                      154,967        270,815
         Compensation expense on stock options              355,312             --
         Minority interest in loss of subsidiary           (165,683)       (98,466)
     Increase (decrease) relating to operating
         activities from:
         Prepaid expenses                                    (5,036)        32,122
         Due from employees and officers                     (4,371)        (2,765)
         Other current assets                               198,242        (64,904)
         Investment in Inflammatics, Inc.                   115,665             --
         Deposit and other assets                           (15,188)          (294)
         Accounts payable                                  (144,974)      (596,901)
         Accrued expenses and other liabilities            (362,537)        31,675
                                                        -----------    -----------
           Net cash used in operating activities         (2,271,643)    (2,289,606)

INVESTING ACTIVITIES
     Sale (Purchase) of marketable securities,
         available-for-sale, net                          5,100,357     (4,640,299)
     Purchase of equity in Inflammatics, Inc.            (1,100,000)            --
     Purchase of property, plant and
         equipment, net                                    (257,220)      (584,751)
                                                        -----------    -----------
         Net cash provided by (used in) investing
           activities                                   $ 3,743,137    $(5,225,050)





            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  September 30,
                                                              1998           1997
                                                          ------------    ------------
FINANCING ACTIVITIES
     Payments on long-term debt                           $    (40,843)   $    (10,158)
     Purchase of treasury stock                               (174,906)
     Payment on preferred dividends                               (835)       (518,808)
     Refund of paid in capital                                      --        (838,157)
     Redemption of preferred stock, series G                        --        (667,000)
     Proceeds from exercise of warrants                             --          67,894
     Proceeds from exercise of options                          50,000              --
                                                          ------------    ------------
       Net cash (used in) provided by financing
       activities                                             (166,584)     (1,966,229)

Effect of exchange rate fluctuations on cash                    74,031        (125,331)
                                                          ------------    ------------

Increase (decrease) in cash                                  1,378,941      (9,606,216)

Cash and cash equivalents at beginning of period             2,708,317      12,873,301
                                                          ------------    ------------

Cash and cash equivalents at end of period                $  4,087,258    $  3,267,085
                                                          ============    ============


            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., and its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc., and Viragen Technology, Inc., and its majority owned subsidiaries Viragen U.S.A., Inc., and Viragen (Europe) Ltd., including its wholly-owned subsidiaries Viragen (Scotland) Ltd. and Viragen (Germany) GmbH, collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

         The Company owns a 10% equity interest in Inflammatics, Inc. ("IFM"), a biopharmaceutical company currently in the research and development stages. While the Company has the option to increase its ownership up to 80%, the financial accounts of IFM are not consolidated with those of the Company. Accordingly, the Company accounts for its investment in IFM in accordance with EITF 85-12.

         Certain reclassifications have been made to the fiscal 1998 Financial Statements to conform to the September 30, 1998 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1998 and September 30, 1997 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended June 30, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - CAPITAL STOCK CONTINGENCY

         In October 1997, the Company, the Company's President and Cytoferon Corp, a former affiliate of the President were named as defendants in a civil action brought in the

United States District Court for the southern District of Florida (Case No:
97-3187-CIV-MARCUS) by a shareholder of the Company and investor in Cytoferon Corp. The suit alleges the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the specific performance delivery of 441,368 shares of common stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

         In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of their intent to refile a complaint in Circuit Court in the State of Florida. The Plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock.

         In March 1998, the Circuit Court granted the Company's Motion to Dismiss in this matter. Subsequently, the plaintiff filed an Amended Complaint alleging breach of contract, fraud, violation of Florida's RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. In April 1998, the Company filed a Motion to Dismiss the Plaintiff's Amended Complaint which was denied by the Court. The Company denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded.

NOTE D - COMPREHENSIVE LOSS

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                 1998            1997
                                                 ----            ----

Net Loss                                      (2,398,040)     (1,860,888)
Other comprehensive income (expense)
  Currency translation adjustment                 70,618        (120,476)
  Net unrealized gain on
    marketable securities                          7,165              --
                                              ----------      ----------
Total comprehensive loss                      (2,320,257)     (1,981,364)
                                              ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected Product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-3, as filed with the Securities and

Exchange Commission on November 3, 1998 (Registration No. 333-65199). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

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

         The Company has incurred operational losses and operated with a negative cash flows since its inception in December 1980. Losses have totaled $2,398,040, $7,856,136, and $4,775,245, for the three month period ended
September 30, 1998 and fiscal years ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled approximately $4,446,000 on September 30, 1998, a decrease of $3,397,000 from the previous year end balance. This decrease was due in part to cash disbursement totalling $1,100,000 for the purchase of an equity interest in Inflammatics, Inc., as well as additions to property, plant and equipment of approximately $257,000, and operational losses of $1,927,000.

         In April 1998, the Company entered into an option agreement with Southern Health SDN.DHD ("Southern") a private Malaysian/Australian-based healthcare investment group. The option agreement provided Southern the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998, an exclusive private-label Manufacturing and Distribution License for the Company's proprietary production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern has paid the Company a $200,000 option fee, $100,000 of which is non refundable and intended to defer the costs of related due diligence with the remaining $100,000 refundable if the Company elects not to proceed with this transaction. There can be no assurance that this transaction will ultimately be successfully concluded. Also, the Company believes that this transaction may be negatively affected by instability in Asian financial markets.

         While subject to significant limitation, the Company at September 30, 1998 has available approximately $28 million in net tax operating loss carryforwards expiring between 1999 and 2013, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of its OMNIFERON(TM) and/or LeukoVAX products. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         On September 22, 1998 the Company entered into an Equity Line Financing Agreement ("Equity Line Agreement") for a maximum offering amount of $20 million, subsequently reduced to $15 million, over three years. Provisions of the Equity Line Agreement provide that the Company, at its option, may ("Put") shares of Common Stock to the investor, following an effective Registration Statement, at a "Put Share Price" equal to the lesser of (a) 87.5% of the Market Price for such Put or (b) the difference of (i) the Market Price of such Put minus (ii) $0.225 where the Market Price is defined as the lowest Closing Bid Price during the 10 to 20 trading days (depending upon the size of the Put) following each Put.

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

         In connection with the Equity Line Agreement, the Company also entered into a Placement Agent Agreement which provides for a Cash Placement Fee on the gross proceeds from the sale of the securities in any Put of: 7% on the first $5 million; 6% from $5 million to $10 million; and 3.5% for amounts in excess of $10 million. If the Company were to Put securities for the entire $15 million available under the Equity Line Agreement, the Cash Placement Fee would total 5.5% of the total gross proceeds derived. In addition, the Placement Agent Agreement provides for the issuance of Placement Agent Warrants to the Placement Agent equal to: (i) 7%, 6% and 3.5%, respectively, on all shares issued in connection with Put Shares at the same thresholds as the Cash Placement Fee, exercisable at 125% of the average Put Share Price of all Put Shares issued during the preceding six calendar months; and (ii) a warrant to purchase a number of Common Shares in the same percentages as above for which the subscriber has been issued a Purchase Warrant, exercisable at 108% of the lowest closing bid price for the 10 trading days immediately, preceding the applicable six month anniversary.

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

         Additional funding will be required to complete the clinical trial process relating to OMNIFERON both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements in the EU include: preclinical, Phase I and Phase II trials -- $1.5-$2.0 million and Phase III studies -- $12-$14 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

         In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating white blood cell (leukocyte) preparation currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

         Under the terms of the Inflammatics Agreement, the Company made an initial investment in the form of Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 150,000 shares of the Company's Common Stock at $1.00 dollar per share. The Company further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. The Company also paid $100,000 and issued warrants to purchase 50,000 shares of the Company's Common Stock at $1.00 per share, as a finders fee.

         Additional funding, if any, will be made based upon the evaluation of LeukoVAX clinical trial data and will be utilized to underwrite a Phase III clinical trial. The Agreement also provides for the Company to issue up to 3 million shares of its Common Stock and warrants to acquire 300,000 shares, at the then current market price, of the Company's Common Stock, in exchange for additional Series A Convertible shares of Inflammatics, if all funding phases are completed.

         The investment in IFM was initially capitalized at $1,370,000, which consisted of the $1,000,000 paid to IFM, the $100,000 cash finders fee, and $270,000 in costs associated with the warrants issued, pursuant to FAS 123.

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

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized during the quarter ended September 30, 1998 or the fiscal years ended June 30, 1998 or 1997, respectively. The termination of sales revenue was due to patients previously enrolled under the Company's State of Florida HRS 499 program, the Company's only sources of sales revenue, completing their course of treatments in fiscal 1996. The Company discontinued enrollment of new patients in its 499 Program (with the exception of certain limited enrollments approved by HRS for humanitarian purposes including an HIV/AIDS study conducted at no charge to patients) and all revenues under this program ceased in March 1996. The Company has no other source of revenues from the sale of its products unless or until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. At the present time, the Company has no pending application relative to OMNIFERON, the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company commenced pre-clinical trials in the EU in March 1998 and intends to commence clinical trials in the EU during the first calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled approximately $1,056,000 for the first quarter of fiscal 1999 compared to $1,070,000 for the same period of the previous year. The decrease of $14,000 included a decrease in laboratory supplies expense of $194,100, and an increase in research related salaries and support fees of $25,700. The Company also recognized an additional $116,000 in research and development expenses incurred by IFM associated with the clinical testing of LeukoVax.

         The decrease in lab supplies expense is representative of the decreased development activity, related to Omniferon, being performed domestically, as the technology transfer was deemed completed in November 1997. Research and development costs, however, will continue to increase in the following periods as the Company commences clinical trials of Omniferon.

         General and administrative expenses totaled approximately
$1,603,000 for the quarter ended September 30, 1998, an increase of approximately $535,000 from the same period of the preceding year. This increase reflects an increase in administrative salaries and support fees of $132,500 due to the addition of administrative staff in the Company's Scottish laboratory and manufacturing facility, increased administrative staff in the Company's Florida facility and domestic salary increases. Also, the Company waived a 90-day expiration provision on stock options held by three directors who were not re-elected to the Board of Directors. Accordingly, the Company recognized $324,500 in compensation expense, pursuant to the provisions of FAS 123.

         The Company also incurred an increase in accounting and legal fees associated with increased operations totalling $180,500 over the same period in the prior year. The increased activities include strategic contract negotiations, patent investigations, and defense of pending litigation. The increased expenses are offset by a decrease in insurance costs of $30,000 from the prior year due to favorable rates obtained on policy renewals.

         Management anticipates operational losses will continue increasing, as the Company commences clinical trials of Omniferon and continues investigating business opportunities.

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

         The Company will utilize both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth fiscal quarter of 1998. Due to the limited size of the Company's administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by March 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $50,000 to $70,000, including projected hardware replacements indicated. Funding for the evaluation and corrective phases will be provided from general working capital.

         The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its current and planned future operations to discuss and evaluate their own compliance programs. After evaluation of the third party responses, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

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

PART II - OTHER INFORMATION

Item 4.      Results of Votes of Security Holders

         On July 31, 1998, the Company held a shareholders meeting in Davie, Florida to vote on: (i) the election of directors (ii) to ratify an Amendment to the 1997 Stock Option Plan and (iii) ratification of the appointment of independent auditors. With 79.6% of the outstanding shares voting either by proxy or in person, the proposals passed with the following votes:

             NAMES OF DIRECTORS                        FOR            AGAINST        ABSTAIN       NO VOTES
             ------------------                        ---            -------        -------       --------
CLASS A
-------
Sidney Dworkin                                      41,458,396          18,598                    10,785,056
Charles J. Simons                                   41,304,154         172,840                    10,785,056

CLASS B
-------
Robert H. Zeiger                                    41,465,665          11,325                    10,785,056
Peter D. Fischbein                                  41,383,743          93,251                    10,785,056
Dennis W. Healey                                    41,470,212           6,782                    10,785,056

CLASS C
-------
Gerald Smith                                        40,984,126         492,868                    10,785,056
Carl N. Singer                                      40,957,800         519,194                    10,785,056

Proposal to ratify an amendment
     to the 1997 Stock Option
     Plan, increasing the number
     of shares included in the Plan
     from 3,000,000 shares to
     4,000,000 shares.                              39,111,072       2,526,799      267,534       10,805,230

Proposal to ratify the appointment of
     independent auditors                           41,614,366         241,272       69,941       10,785,056


Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        (11)   Computation of Per Share Earnings

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

Dated: November 12, 1998