Form 10-Q
period 1998-12-31
VIRAGEN INC
filed 1999-02-16
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(MARK ONE)

( X )         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended - December 31, 1998

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  ( X )    No  (   )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  (   )    No  (   )

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01  -  61,686,393  shares at February 12, 1999.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and six months ended December 31, 1998 and 1997 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

    (1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1998 and 1997.

    (2) The Consolidated Condensed Balance Sheets as of December 31, 1998 and June 30, 1998.

    (3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1998 and 1997.

    (4) Notes to Consolidated Condensed Financial Statements as of December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 11 - Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                       ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
INCOME
     Interest and other income                         $     62,285      $    337,915      $    169,378      $    771,766
                                                       ------------      ------------      ------------      ------------
                                                             62,285           337,915           169,378           771,766
COSTS AND EXPENSES
     Research and development costs                       1,487,956           857,956         2,544,035         1,927,680
     General and administrative expenses                  1,300,462         1,472,491         2,903,442         2,540,058
     Interest expense                                         9,691           198,481            21,448           454,395
                                                       ------------      ------------      ------------      ------------
                                                          2,798,109         2,528,928         5,468,925         4,922,133
                                                       ------------      ------------      ------------      ------------
     Loss before minority interest                       (2,735,824)       (2,191,013)       (5,299,547)       (4,150,367)

     Minority interest in loss of consolidated
             subsidiaries                                   318,125           779,355           483,808           877,821
                                                       ------------      ------------      ------------      ------------
              NET LOSS                                   (2,417,699)       (1,411,658)       (4,815,739)       (3,272,546)
     Deduct required dividends on convertible
       preferred stock, Series A                                663               663             1,325             1,325
     Deduct required dividends on cvertible
       preferred stock, Series D                                 --                --                --           169,221
     Deduct required dividends on convertible
       preferred stock, Series E                                 --                --                --            65,418
     Deduct required dividends on convertible
       preferred stock, Series F                                 --           141,459                --           191,903
     Deduct required dividends on redeemable
       preferred stock, Series G                                 --            50,811                --            77,660
     Deduct required dividends on redeemable
       preferred stock, Series H                            206,428                --           638,652                --
     Deduct required dividends on redeemable
       preferred stock, Series I                             97,615                --           302,706                --
                                                       ============      ============      ============      ============
LOSS ATTRIBUTABLE TO COMMON STOCK                      $ (2,722,405)     $ (1,604,591)     $ (5,758,422)     $ (3,778,073)
                                                       ============      ============      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE,
         after deduction for required dividends on
       convertible preferred stock                     $      (0.05)     $      (0.03)     $      (0.10)     $      (0.08)
                                                       ============      ============      ============      ============

     Weighted average shares outstanding                 57,147,051        49,678,398        55,223,160        48,532,715
                                                       ============      ============      ============      ============


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  December 31,       June 30,
                                                      1998             1998
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                     $  2,387,952      $  2,708,317
   Marketable securities, available-for-sale          303,187         6,105,076
   Prepaid expenses                                   400,260           206,995
   Due from employees                                  63,321            60,597
   Other current assets                               149,973           470,353
                                                 ------------      ------------
                  TOTAL CURRENT ASSETS              3,304,693         9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                  3,574,867         3,538,926
   Equipment and furniture                          5,488,830         5,311,327
   Construction in progress                           162,328            48,655
                                                 ------------      ------------
                                                    9,226,025         8,898,908
   Less accumulated depreciation                   (3,055,852)       (2,744,827)
                                                 ------------      ------------
                                                    6,170,173         6,154,081

Investment in Inflammatics, Inc.                      914,294                --

DEPOSITS AND OTHER ASSETS                              66,830           189,806
                                                 ============      ============
                                                 $ 10,455,990      $ 15,895,225
                                                 ============      ============


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -(CONTINUED)

                                                                                            December 31,       June 30,
                                                                                               1998             1998
                                                                                           ------------      ------------
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accounts payable                                                                     $    689,536      $    829,661
      Accrued expenses and other liabilities                                                    324,938           708,005
      Current portion of long-term debt                                                         171,277           171,277
                                                                                           ------------      ------------
         TOTAL CURRENT LIABILITIES                                                            1,185,751         1,708,943

ROYALTIES PAYABLE                                                                               107,866           107,866
DEFERRED INCOME                                                                                 200,000           200,000
LONG-TERM DEBT, less current portion                                                            194,925           280,094

MINORITY INTEREST IN SUBSIDIARIES                                                               703,709           525,936

SERIES H cumulative convertible preferred stock, $1.00 par
    Value. Authorized 500 shares; issued and outstanding 156
    and 500 shares at December 31, 1998 and June 30, 1998,
    respectively                                                                              1,682,389         5,146,851
SERIES I cumulative convertible preferred stock, $1.00
    par Value. Authorized 500 shares; issued and
    outstanding 86 and 200 shares at December 31, 1998
    and June 30, 1998, respectively                                                             912,462         2,039,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding
      2,650 shares. Liquidation preference value: $10 per share
      aggregating $26,500                                                                         2,650             2,650
    Common stock, $.01 par value. Authorized 75,000,000 shares;
      issued 60,720,815 and 53,416,912 shares at December 31,
      1998 and June 30, 1998, respectively, of which 845,277
      and 606,277 shares are held as treasury stock on
      December 31, 1998 and June 30, 1998, respectively                                         607,206           534,168
    Capital in excess of par value                                                           51,011,034        45,686,143
    Treasury stock                                                                           (1,277,523)         (996,541)
    Retained deficit                                                                        (44,657,636)      (39,624,889)
    Accumulated other comprehensive income                                                      247,520           284,990
    Notes due from officers/directors                                                          (464,363)               --
                                                                                           ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                                           5,468,888         5,886,521
                                                                                           ------------      ------------
                                                                                           $ 10,455,990      $ 15,895,225
                                                                                           ============      ============


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
OPERATING ACTIVITIES
     Net Loss                                                       $(4,815,739)     $(3,272,546)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                  313,215          385,659
         Compensation expense on stock options                          414,313               --
         Bonus to directors                                               2,500               --
         Minority interest in loss of subsidiary                       (483,808)        (877,821)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                              (193,265)          12,895
         Due from employees and officers                                (10,087)          (4,372)
         Other current assets                                           320,380          237,518
         Investment in Inflammatics, Inc.                               514,706               --
         Deposit and other assets                                       122,976          (11,191)
         Accounts payable                                              (140,125)      (1,175,139)
         Accrued expenses and other liabilities                        (386,216)        (173,287)
                                                                    -----------      -----------
           Net cash used in operating activities                     (4,341,150)      (4,878,284)

INVESTING ACTIVITIES
     Sale of marketable securities,
         available-for-sale, net                                      5,806,566        1,927,844
     Purchase of equity in Inflammatics, Inc.                        (1,100,000)              --
     Purchase of property, plant and equipment, net                    (329,307)      (1,062,351)
                                                                    -----------      -----------
     Net cash provided by investing activities                        4,377,259          865,493


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                  (UNAUDITED)

                                                           Six Months Ended
                                                             December 31,
                                                     ------------------------------
                                                         1998              1997
                                                     ------------      ------------
FINANCING ACTIVITIES

     Payments on long-term debt                      $    (85,169)     $    (22,819)
     Purchase of treasury stock                          (280,982)          (21,884)
     Proceeds from exercise of options and
       warrants                                            50,000            67,894
     Payment on preferred dividends                            --          (928,473)
     Refund of paid in capital                                 --        (1,391,198)
     Payments on note payable                                  --        (3,240,081)
     Redemption of preferred stock, Series G                   --        (2,405,000)
                                                     ------------      ------------
     Net cash used in financing activities               (316,151)       (7,941,561)

Effect of exchange rate fluctuations on cash              (40,323)          (34,050)
                                                     ------------      ------------

Decrease in cash                                         (320,365)      (11,988,402)

Cash and cash equivalents at beginning of period        2,708,317        12,873,301
                                                     ------------      ------------

Cash and cash equivalents at end of period           $  2,387,952      $    884,899
                                                     ============      ============


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc., Viragen Technology, Inc., and Florida Capital Enterprise Corp., and its majority-owned subsidiaries Viragen U.S.A., Inc., and Viragen (Europe) Ltd., including its wholly-owned subsidiaries Viragen (Scotland) Ltd. and Viragen (Germany) GmbH, collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

         The Company owns a 10% equity interest in Inflammatics, Inc. ("IFM"), a biopharmaceutical company currently in the research and development stage. While the Company has the option to increase its ownership up to 80%, the financial accounts of IFM are not consolidated with those of the Company. Accordingly, the Company accounts for its investment in IFM in accordance with EITF 85-12.

         Certain reclassifications have been made to the fiscal 1998 Financial Statements to conform to the December 31, 1998 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 1998 and 1997 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

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

         In December 1998, the U.S. District Court awarded the Company attorneys' fees and expenses under Rule 11 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act. While there can be no assurance as to the amount, if any, to be ultimately recovered by the Company, the Company has submitted to the Court a request for reimbursement of litigation related costs of approximately $75,000.

         In November 1997, the plaintiff in this litigation filed a Notice of Voluntary Dismissal with the Federal Court concurrently notifying the Company of their intent to refile a complaint in Circuit Court in the State of Florida. The Plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. The plaintiff is claiming that he is entitled to additional shares of Common Stock of the Company under a consulting agreement, that the Company's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for the Company which would have entitled Cytoferon Corp. to additional shares and for misrepresentations in connection with the previous Cytoferon financings.

         In March 1998, the Circuit Court granted the Company's Motion to Dismiss in this matter. Subsequently, the plaintiff filed an Amended Complaint alleging breach of contract, fraud, violation of Florida's RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. In April 1998, the Company filed a Motion to Dismiss the Plaintiff's Amended Complaint, which was denied by the Court. The Company denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded.

NOTE D - COMPREHENSIVE LOSS

                                                Three Months Ended                Six Months Ended
                                                   December 31,                     December 31,
                                          ----------------------------      ----------------------------
                                              1998             1997             1998             1997
                                          -----------      -----------      -----------      -----------
                                          $(2,417,699)     $(1,411,658)     $(4,815,739)     $(3,272,546)
Net loss
Other comprehensive income (expense):
     Currency translation adjustment         (110,941)          86,426          (40,323)         (34,050)
     Net unrealized gain on
       marketable securities                   (4,312)          23,306            2,853           23,306
                                          -----------      -----------      -----------      -----------

Total comprehensive loss                  $(2,532,952)     $(1,301,926)     $(4,853,209)     $(3,283,290)
                                          ===========      ===========      ===========      ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected Product clinical trial commencement dates, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-3, as filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-65199). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Stockholders.

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

         The Company's future success depends to a large extent on its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any current or future patent, if any, owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

         The Company has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $4,815,739 and $3,272,546, for the six month periods ended December 31, 1998 and 1997, respectively, and $7,856,136 and $4,775,245, for fiscal years ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled approximately $2,119,000 on December 31, 1998, a decrease of $5,723,000 from the previous year end balance. This decrease was due in part to cash disbursements totaling $1,100,000 for the purchase of an equity interest in Inflammatics, Inc., as well as additions to property, plant and equipment of approximately $329,000, and operational losses of $4,815,739.

         In April 1998, the Company entered into an option agreement with Southern Health SDN.DHD ("Southern") a private Malaysian/Australian-based healthcare investment group. The option agreement initially provided Southern the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998 and then to March 31, 1999, an exclusive private-label Manufacturing and Distribution License, covering Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand, for the Company's proprietary production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern has paid the Company a $200,000 option fee, $100,000 of which is non-refundable and intended to defer the costs of related due diligence with the remaining $100,000 refundable, if the Company elects not to proceed with this transaction. There can be no assurance that this transaction will ultimately be successfully concluded. Also, the Company believes that this transaction has been, and may continue to be, negatively affected by instability in Asian financial markets.

         While subject to significant limitation, the Company at December 31, 1998 has available approximately $31 million in net tax operating loss carryforwards expiring between 1999 and 2013, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of its OMNIFERON(TM) and/or LEUKOVAX products. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

         In October 1998, the Company filed a registration statement with the Securities and Exchange Commission ("SEC"), amended in November 1998, to register shares underlying the Equity Line Agreement. The SEC raised certain issues regarding the structure of the transaction making it unlikely that the transaction, as initially structured, would be approved. Accordingly, the Company intends to withdraw this registration statement. The Company is in the process of evaluating documentation relative to the structuring of a new Equity Line financing with the same investor.

         To fully utilize the funding available under an Equity Line Agreement, or similarly structured financing dependent upon the issuance of Common Stock, the Company must obtain stockholder approval to increase the number of authorized shares in the Company. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company must obtain stockholder approval of any Equity Line Financing Agreement or similar transaction.

         In February 1999, the Company entered into a preliminary agreement for funding up to $9 million through the issuance of a series of 8% Redeemable Convertible Notes. While there can be no assurances as to the successful closing of the transaction, the transaction provides for up to three tranches of $3 million each with the initial tranch expected to be funded on or before March 12, 1999. The Company has agreed to file a registration statement within 30 days, following the initial funding, registering the shares underlying the Notes, related warrants and finders warrants.

         The agreement further provides that following the initial $3 million tranch, the Notes are convertible into common stock of the Company, one third, on the later of the day following the effective date of the related registration or 120 days following the initial funding ("Conversion Date"), and an additional one-third on the following 30th and 60th day, respectively. The Notes are convertible at a conversion price which is the lesser of the average of the closing bid prices of the Company's common stock during the five (5) trading days prior to the funding date or the lowest closing bid price of the Company's common stock for the ten (10) trading days immediately preceding each Conversion Date. The investor is also entitled to receive additional Re-Set shares on the 30th, 60th and 90th day following the Conversion Date. On each of the three Re-Set dates, the investor is entitled to receive shares representing an additional 20%, 22% and 24%, respectively on the shares being converted. In the event the market price of the common stock were to increase beyond these thresholds, no additional shares would be issuable.

         Notes issued by the Company may be prepaid prior to conversion at 120% of the Note balance being prepaid, plus related accrued interest.

         On the closing date, the Company will issue five (5) year common stock purchase warrants exercisable at 120% of the market price at closing representing 40% of the total common shares issuable by dividing the Note principal by the market price at the time of closing. If the Company does not elect to prepay the Notes prior to conversion, one-half of these warrants will be cancelled and returned to the Company.

         The Company will pay a 6% placement fee for amounts funded upon the issuance of the Notes. In addition, the placement agent will receive warrants representing 5% of the total common shares issuable by dividing the Note principal by the market price at the time of closing.

         Management believes that the Company's OMNIFERON product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand and available under its pending Redeemable Convertible Note financing and modified Equity Line Agreement, currently under evaluation, will provide the Company with the funds necessary for at least the next fiscal year to continue its current level of operations, focused on current development and production scale-up projects relating to OMNIFERON in the Company's laboratory and manufacturing facility in Scotland, including EU preclinical trials currently being conducted and the commencement of clinical trials. Clinical trials in the EU are scheduled to commence in the first quarter of calendar 1999.

         Additional funding will be required to complete the clinical trial process relating to OMNIFERON both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements related to approval of the Company's Omniferon product for Hepatitis C, the first approval being sought by the Company, include: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; and joint research and development projects -- $4 million. Additional funding will be required to complete Phase III studies, such funding will also be utilized for continued product development, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

         Currently, the Company believes that its foreign currency risk is not material. At the present time, the Company does not have sales revenue or related receivables. Also, the Company does not purchase foreign currencies on a regular basis. Transfer of funds to its foreign subsidiaries are performed infrequently, in large sums, at the then-cnrrent exchange rate.

         The Company was not impacted by the EU's adoption of the "Euro" currency. The Company's foreign operations are located in Edinburgh, Scotland, and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

         In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company headquartered in Philadelphia, PA. Inflammatics has focussed on the development of therapeutic drugs for autoimmune disorders. Its lead product is LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

         Under the terms of the Inflammatics Agreement, the Company made an initial investment in the form of Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 150,000 shares of the Company's Common Stock at $1.00 dollar per share. The Company further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. The first additional funding, subject to the Company's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of Common Stock, the issuance of 300,000 Common Stock purchase warrants exercisable at $1.00 through August 14, 2003 and the underwriting of Phase III clinical trials in exchange for an additional 36.3% equity interest. The second additional funding, subject to the Company's further evaluation of clinical trial results, provides for the issuance of 2,000,000 shares of Common Stock in exchange for an additional 33.3% equity interest.

         The investment in IFM was initially capitalized at $1,370,000, which consisted of the $1,000,000 paid to IFM, the $100,000 cash finders fee, and $270,000 in costs associated with the warrants issued, pursuant to FAS 123. During the quarter, the Company capitalized an additional $59,000 in costs associated with warrants issued in the IFM transaction.

         The Company commenced preclinical trials with OMNIFERON in the EU in March 1998. These trials were concluded in December 1998, with receipt of the final preclinical study results expected in March 1999. The Company intends to commence clinical trials in the EU during the second calendar quarter of 1999 and eventually submit an Investigational New Drug

Application to the U.S. FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials. Subject to the successful closing of the pending Redeemable Convertible Note financing and an Equity Line Agreement, as previously discussed, such fundings are considered sufficient to fund the Company's operations through and including Phase III clinical trials.

         In November 1998, Viragen established Florida Capital Enterprise Corp. ("FCEC"), a wholly owned subsidiary, to participate in a $150 million insurance company premium tax credit investment program in the State of Florida. FCEC has been certified as a Certified Capital Company ("CAPCO") under Section 288.99, Florida Statutes. FCEC is one of fifteen CAPCOs qualified to seek an allocation from $150 million anticipated to be provided this year by participating insurance companies. The insurance companies would otherwise pay these funds to the State of Florida as a tax on premiums collected on insurance policies written in Florida. Under the program, each insurance company may obtain a dollar for dollar premium state tax credit, up to $15 million, for each dollar they invest in a CAPCO. The insurance companies will provide funding to the qualified CAPCOs in return for offsetting tax credits. The CAPCOs must invest these funds in qualified Florida businesses, thereby spurring economic development and job growth within the state. The allocations of funds to the CAPCOs will occur in April 1999.

         The program is a potential opportunity for Viragen to obtain investment capital that is necessary for future growth and development. Management believes Viragen is ideally qualified as an investment candidate under the CAPCO statutes and the Company intends to seek capital from FCEC and possibly other CAPCOs immediately following allocations in April. While there can be no assurance that FCEC will ultimately receive any premium tax credit allocations under the program or that Viragen will obtain any investment capital from FCEC or other CAPCOs, management intends to vigorously pursue financing under this innovative program since it may potentially provide Viragen with a more cost-effective and less dilutive method to finance the Company.

         In November 1998, the Company signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for OMNIFERON. AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The agreement calls for AGC to purchase a minimum of $20 million of OMNIFERON over five years commencing with, and subject to, AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and the Company's receipt of the requisite regulatory approval, following successful completion of Phase I Clinical Studies, to export OMNIFERON from its commercial manufacturing facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. These minimums increase significantly upon the Company obtaining regulatory approval for commercialization of OMNIFERON in the United States and/or Europe.

         Under the terms of the agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of OMNIFERON in its designated territories and all subsequent sales, marketing and distribution activities. The agreement also calls for AGC to build, own and operate, at its own expense, a GMP pharmaceutical distribution facility in a mutually agreeable location within the territory. It is expected that AGC will initially focus on the Company's natural alpha interferon for hepatitis B and C, diseases which are at epidemic proportions in the designated territories.

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized during the three month periods or six month periods ended December 31, 1998 or 1997, or the fiscal years ended June 30, 1998 or 1997, respectively. The Company has no source of revenues from the sale of products unless or until it receives the necessary regulatory approvals from the U.S. Food and Drug Administration ("FDA") and/or comparable European authorities. At the present time, the Company has no pending application relative to OMNIFERON, the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company commenced and concluded preclinical trials in the EU during calendar 1998 and intends to commence clinical trials in the EU during the second calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled approximately $2,544,000 for the first six months of fiscal 1999 compared to $1,928,000 for the same period of the previous year. The increase of $616,000 (32%) included an increase in research related salaries and support fees of $78,000 and an increase in equipment maintenance costs of $73,000. The Company also recognized an additional $515,000 in research and development expenses incurred by IFM associated with the clinical testing of LEUKOVAX. These increases were offset by a decrease in consolidated lab supplies expense of $120,000.

         The decrease in lab supplies expense is representative of the decreased development activity, related to OMNIFERON, being performed domestically, as the technology transfer was deemed completed in November 1997. Research and development costs, however, will continue to increase in the following periods as the Company commences clinical trials of OMNIFERON. See Liquidity and Capital Resources above.

         Research and development costs increased by $630,000 during the second fiscal quarter, an increase of 73% over the second quarter of the prior year. This increase included an increase in research related salaries and support fees of $82,000, an increase in equipment maintenance costs of $48,000 and an increase in lab supplies expense of $74,000. These increases were attributable primarily to expanded process scale-up projects in the Company's Scottish facility. This increase between the periods also included $399,000 attributable to expenses incurred related to clinical testing of LEUKOVAX.

         General and administrative expenses totaled approximately $2,903,000 for the six months ended December 31, 1998, an increase of approximately $363,000 from the same period of the preceding year. This increase reflects an increase in administrative salaries and support fees of $153,000 due to the addition of administrative staff in the Company's Scottish laboratory and manufacturing facility, increased administrative staff in the Company's Florida facility and domestic salary increases. Also, the Company waived a 90-day expiration provision on stock options held by three directors who were not re-elected to the Board of Directors. Accordingly, the Company recognized $324,500 in compensation expense, pursuant to the provisions of FAS 123. The increased expenses are offset by a decrease in insurance costs of $47,000 from the prior year due to favorable rates obtained on policy renewals.

         General and administrative expenses decreased $172,000 during the second fiscal quarter when compared to the previous year. This decrease reflected a decrease in legal fees, primarily due to fees incurred in the prior year related to negotiations attributable to the Company's investment in IFM not incurred during the current year, of $142,000 and a decrease in insurance costs of $28,000 during the same period. These decreases were offset in part by an increase in administrative salaries of $59,000.

         General and administrative expenses are expected to remain relatively stable or possibly decline over the next year as the Company has no plans to add to its administrative staff or related costs and expects, while there can be no assurance, that legal fees associated with litigation (see Note C of Notes to Consolidated Condensed Financial Statements) are expected to decline as the litigation nears conclusion.

         The significant decrease in interest expense, which was realized during the current fiscal period, is attributable to the payment-in-full of a $9,720,241 Promissory Note during the prior year.

         Management anticipates operational losses will continue increasing, as the Company commences clinical trials of OMNIFERON and continues investigating business opportunities.

YEAR 2000

         The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon which the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Products produced for planned clinical trials and eventually for commercial scale production.

         The Company will utilize both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth fiscal quarter of 1998. Due to the limited size of the Company's administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by March 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $50,000 to $70,000, including projected hardware replacements indicated. Funding for the evaluation and corrective phases will be provided from general working capital.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

         The Company has received correspondence from the NASDAQ Stock Market expressing concern that the Company's Common Stock has failed to maintain a closing bid price of greater than $1.00 for a specified period of time in accordance with NASDAQ Marketplace Rule 4450 (a) 5). NASDAQ has indicated that the Company has been provided with a 90-day period, period ending March 16, 1999, to regain compliance with Marketplace Rule 4450 (a) (5) by demonstrating compliance for a minimum of ten consecutive days of the minimum closing bid price requirement. In the event of non-compliance, the Company is afforded with the right to request a hearing to present its basis for compliance with applicable maintenance listing requirements. Failure to demonstrate long term compliance may result in the delisting of the Company's Common Stock from NASDAQ.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (11) Computation of Per Share Earnings
             (12) Financial Data Schedule (for SEC use only)

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

Dated: February 12, 1999