Form 10-K405/A
period 1998-06-30
VIRAGEN INC
filed 1999-04-07
CIK 353482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-10252

                             ---------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form S-3, File No. 333-50429, dated April 17,
1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1998

                                                                        PAGE
                                                                        ----
                                   PART I

 Item 1.  Business....................................................    1

 Item 2.  Properties..................................................   11

 Item 3.  Legal Proceedings...........................................   11

 Item 4.  Submission of Matters to a Vote of Security Holders.........   12

                                  PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12

 Item 6.  Selected Financial Data.....................................   13

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13

 Item 8.  Financial Statements and Supplementary Data.................   21

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   21

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   21

Item 11.  Executive Compensation and Employment Agreements............   24

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29

Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV

Item 14.  Exhibits and Reports on Form 8-K............................   32

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

     In addition to cost reimbursement for buffy coats provided, the ABC Agreement provides for a royalty payment to be paid for each buffy coat provided under this Agreement. The royalty to be paid is based on the higher of: (i) a percentage of net revenues realized by the Company, (ii) the estimated net revenues that could have been realized, based on the sale of Omniferon, utilizing the buffy coats provided, or (iii) a fixed dollar amount per buffy coat. No minimum order requirement exists under the ABC Agreement, however, the parties have agreed that prior to the date that a New Drug Approval application becomes approved by the FDA, the parties will negotiate in good faith to reach an Agreement on a minimum buffy coat purchase commitment.

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

     The amount of Common Stock that may be Put in any 30 day period, is limited to one half ( 1/2) of the aggregate daily reported trading volume in the outstanding Common Stock reported during the 10 trading days preceding the Put date. In addition, on each six month anniversary of the Subscription Agreement date, the Company shall issue to the Subscriber a Purchase Warrant to purchase a number of shares of Common Stock equal to 10% of the number of Put Shares issued to the Subscriber during the preceding 6 calendar months. Each Purchase Warrant shall be exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding each six month anniversary.

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

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein, which serves to enhance the body's immune response to certain viral infections. The Company believes interferons can arrest the progress of certain viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

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

     The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of the Company's Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract titled Stabilization of Relapsing-Remitting and Progression Multiple Sclerosis with Natural Interferon Alpha: A Preliminary Trial was published in the Annals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and the Company titled Natural Alpha Interferon in Multiple Sclerosis: Results of Three Preliminary Series appearing in the Journal of International Medical Research in 1996.

  Chronic Myelogenous Leukemia

     Chronic Myelogenous Leukemia ("CML") is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive cytogenetic abnormality, the Philadelphia Chromosome. The current treatment for CML is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of Leukemia cells as well as the number of bone marrow cells having the Philadelphia Chromosome.

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

     In March 1996, the Company in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida of Viragen's natural human alpha interferon product, Alpha Leukoferon, for the treatment of HIV/ AIDS in hemophiliacs. The Company entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to the Company $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, pursuant to which 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. A report by a contract research organization detailing the final results of this study is expected in April 1999.

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

PATENTS

     The Company believes its production techniques are unique and are capable of yielding a superior quality product while reducing production costs which may enable the Company, subject to regulatory approval, to offer Omniferon at a price competitive with the recombinant interferons currently being marketed. The Company recently filed two patent applications relative to certain production techniques currently under development. The Company has also submitted several foreign patent applications relating to Natural Interferon for topical use, several of which have been granted.

     Under a License Agreement between the Company and its majority owned subsidiary, Viragen (Europe) Ltd. ("VEL") (initially with VEL's wholly owned subsidiary Viragen (Scotland) Ltd.) dated July 12, 1995, VEL was granted exclusive rights to the Company's proprietary technologies, including those technologies covered by patent, for all countries comprising the European Union. In addition, the Agreement granted VEL the non-exclusive rights to the Company's technology throughout the world, excluding the United States and its territories. The Agreement provides that VEL will pay the Company a royalty ranging from 10% to 5% sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. The minimum royalty payment has been deferred by the Company until such time as VEL has the necessary cash flow to meet this payment. This Agreement has an initial term of 15 years, which automatically renews for two successive 15-year periods.

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

REGULATION

  United States and European Union

     The Company's activities and the Products and processes resulting from such activities are subject to substantial government regulation in the United States at both state and federal levels and within the EU member nations. The manufacturing, advertising and sale of biologic substances and pharmaceutical products are regulated by, and requires the approval of, the FDA, EU, state and local agencies. The Company followed strict production and distribution procedures under State of Florida HRS guidelines relating to its limited distribution of its Alpha Leukoferon within the State of Florida. The FDA has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of the Products. Obtaining FDA and/or EU approval for commercialization of any new product can take significant time and capital since it involves extensive testing procedures and often lengthy clinical trials including the measurement of product safety, toxicity, and efficacy, if any, under specific protocols. The process of obtaining FDA and/or EU regulatory approval initially includes extensive animal testing to demonstrate product safety and preferred dosages. Subsequent human tests are then undertaken to show the same and to document such findings as effectiveness, toxicity and side effects. Biostatistical analysis of data is then gathered in such studies, followed by the submission of all information and data to the regulatory authorities.

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

     During fiscal 1998, the Company was notified that due to concerns over the possible presence of New Varient Creutzfeld-Jacob disease ("nvCJD") also known as Mad Cow disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the European regulatory authorities were satisfied that the risk of nvCJD contamination had been minimized. The Company has received approval from Scottish and U.K. regulatory authorities for it to proceed using blood supply collected in Germany. The Company intends to utilize leukocytes produced in Germany under its German Red Cross contractual arrangements as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production if needed.

     Under the terms of the agreement with the German Red Cross, the Company's subsidiary, Viragen (Germany) GmbH ("VGG"), will have the right to receive on a preferential basis leukocytes produced by the German Red Cross in Germany. VGG has a right to receive on such a preferential basis 1,000,000 buffycoats per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, VGG may determine its annual order quantity up to 1,000,000 buffycoats. After the initial two-year period, the annual order quantity will be 1,000,000 buffycoats plus or minus 15 %. In consideration for providing such buffycoats, the German Red Cross will be compensated based on a percentage of sales of Omniferon attributable to VGG buffycoats. The German Red Cross will also be entitled to receive priority distributions of Omniferon from German sourced leukocytes. Leukocytes provided by the German Red Cross may be used at the Company's Scottish facility, while processing to separate the leukocytes from whole blood donations will be undertaken in Germany at the facilities of the German Red Cross.

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

     Pursuant to the License and Manufacturing Agreement, VSL, VEL and the Company are providing SNBTS with full access to the proprietary technology and specialized equipment, providing suitable training as needed to SNBTS personnel and defraying all costs associated with securing permits and regulatory approvals, augmenting SNBTS facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation substantiating compliance with EU regulatory requirements. SNBTS will receive compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. For products manufactured for use in clinical trials, SNBTS is entitled to cost plus 25 %, for sales prior to obtaining new drug application approval, cost plus 40%, and for sales following such approval, cost plus 50%. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices. The Company has further agreed to compensate SNBTS for the provision of process documentation for further production facilities established by the Company.

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

                                                              HIGH     LOW
                                                              -----   -----
1997-1998
First Quarter ended 09/30/97................................  $   3   $2 5/32
Second Quarter ended 12/31/97...............................  2 1/4   1 3/32
Third Quarter ended 03/31/98................................  2 3/4   12 3/32
Fourth Quarter ended 06/30/98...............................  2 3/4   12 5/32

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

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                  YEAR ENDED JUNE 30,
                          -------------------------------------------------------------------
                             1998          1997          1996          1995          1994
                          -----------   -----------   -----------   -----------   -----------
Revenues................  $     1,143   $     1,404   $       739   $       722   $       677
Net loss................       (7,856)       (4,775)       (4,672)       (3,952)       (1,083)
Loss attributable to
  Common Stock..........      (10,354)      (14,674)       (5,570)       (3,955)       (1,087)
Loss per average Common
  Share.................         (.21)         (.37)         (.15)         (.12)         (.06)
Weighted average Shares
  outstanding...........   50,502,503    39,134,631    36,198,302    32,137,693    18,686,751

                        CONSOLIDATED BALANCE SHEET DATA

                                                          YEAR ENDED JUNE 30,
                                             ---------------------------------------------
                                              1998      1997      1996      1995     1994
                                             -------   -------   -------   ------   ------
Working capital............................  $ 7,842   $29,331   $18,266   $1,614   $  795
Total assets...............................   15,895    37,462    20,617    3,330    2,744
Long-term debt.............................    7,466       239       116      857      976
Stockholder's equity.......................    5,887    32,144    17,275    1,698      546

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

     The Series F Preferred Stock provided for a limitation on the holder limiting conversion during any two-week period of $800,000 including accrued and unpaid dividends. The terms also provided the Company with a cash-out option at the face amount being converted plus 12% if the Conversion Price is below $2.00 per share. In consideration for the holder of the Series D Preferred Stock agreeing to a limitation on the speed of future conversion, the Company agreed to increase the dividend rate from 6% for the Series D Preferred Stock to 10% for the Series F Preferred Stock. During the third fiscal quarter of 1998, the remaining Series F Preferred Stock outstanding totaling 4,200 shares ($4,200,000), was converted (1,750 shares) or redeemed through cash payments (2,450 shares).

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

     In April 1998, the Company entered into an option agreement with Southern Health SDN.DHD ("Southern") a private Malaysian/Australian-based healthcare investment group. The option agreement provides Southern the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998, an exclusive private-label Manufacturing and Distribution License for the Company's proprietary production process covering Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern has paid the Company a $200,000 option fee, $100,000 of which is non refundable and intended to defer the costs of related due diligence with the remaining $100,000 refundable if the Company elects not to proceed with this transaction. There can be no assurance that this transaction will ultimately be successfully concluded. Also, the Company believes that this transaction may be negatively affected by instability in Asian financial markets.

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

     The amount of Common Stock that may be Put in any 30 day period, is limited to one half ( 1/2) of the aggregate daily reported trading volume in the outstanding Common Stock reported during the 10 trading days preceding the Put date. In addition, on each six month anniversary of the Subscription Agreement date, the Company shall issue to the Subscriber a Purchase Warrant to purchase a number of shares of Common Stock equal to 10% of the number of Put Shares issued to the Subscriber during the preceding 6 calendar months. Each Purchase Warrant shall be exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding each six month anniversary.

     In connection with the Equity Line Agreement, the Company also entered into a Placement Agent Agreement which provides for a Cash Placement Fee on the gross proceeds from the sale of the securities in any Put of: 7% on the first $5 million; 6% from $5 million to $10 million; and 3.5% for amounts in excess of $10 million. If the Company were to Put securities for the entire $20 million available under the Equity Line Agreement, the Cash Placement Fee would total 5% of the total gross proceeds derived. Even if no Put rights are exercised, the Company must pay the Placement Agent $100,000 during any Six Month Period. If Put Rights are exercised during any Six Month Period but the Placement Agent Fees for such period, calculated in accordance with the formula stated above, do not equal $100,000, the Company must pay the Placement Agent the difference between the amount of fees the Placement Agent receives during the Six Month Period and $100,000. If the Company were to cancel the Equity Line Agreement, without Putting any shares, the Company must pay the Placement Agent up to $200,000. These amounts exclude any proceeds received from the exercise of the Warrants. In addition, the Placement Agent Agreement provides for the issuance of Placement Agent Warrants to the Placement Agent equal to: (i) 7%, 6% and 3.5%, respectively, on all shares issued in connection with Put Shares at the same thresholds as the Cash Placement Fee, exercisable at 125% of the average Put Share Price of all Put Shares issued during the preceding six calendar months; and (ii) a warrant to purchase a number of Common Shares in the same percentages as above for which the subscriber has been issued a Purchase Warrant, exercisable at 108% of the lowest closing bid price for the 10 trading days immediately preceding the applicable six month anniversary.

     If a registration statement covering the Put Shares, the Warrant Shares or the Placement agent Shares (collectively the "Registrable Securities") becomes ineffective or does not cover a sufficient number of Registrable Securities (the "Ineffective Period"), the Company is obligated to pay the holders of the Registrable Securities at the holders' option either (i) a fee of between 1% and 5% of the amount calculated by multiplying the number of Registrable Securities by the trading price of the Company's Common Stock the day before the Ineffective Period for each month the registration statement is ineffective (the "Ineffective Fee"), or (ii) a number of shares of the Company's Common Stock equal to the amount of the cash purchase fee divided by the lowest Closing Bid Price for the 10 trading days immediately preceding the last trading day of the month in which the Ineffective Period began. The Company is also obligated to issue the holders of the Registrable Securities additional shares of Common Stock if the Closing Bid Price for the Company's Common Stock during the ten trading days immediately after an Ineffective Period is less than the Closing Bid Price before the Ineffective Period.

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

     Additional funding will be required to complete the clinical trial process relating to Omniferon both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements related to approval of the Company's Omniferon product for hepatitis C, the first approval being sought by the Company, include: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; and joint research and development projects -- $4 million. Additional funding will be required to complete Phase III studies in the U.S., such funding will also be utilized for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to the Company's operations.

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

     Under the terms of the Inflammatics Agreement, the Company made an initial investment in the form of Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 200,000 shares of the Company's Common Stock at $1.00 dollar per share. The Company further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. The first additional funding, subject to the Company's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of Common Stock, the issuance of 300,000 Common Stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding, subject to the Company's further evaluation of clinical trial results, provides for the issuance of 2,000,000 shares of Common Stock in exchange for an additional 33.3% equity interest.

     Currently, the Company believes that its foreign currency risk is not material. At the present time, the Company does not have sales revenue or related receivables. Also, the Company does not purchase foreign currencies on a regular basis. Transfers of funds to its foreign subsidiaries are performed infrequently, in large sums, at the then-current exchange rates.

     The Company commenced preclinical trials with Omniferon in the EU in March 1998 and intends to commence clinical trials in the EU during the second calendar quarter of 1999, with plans to eventually submit an Investigational New Drug Application to the US FDA. Following the successful completion of the Phase I clinical trial, the Company believes it will be in a position to export its Omniferon product on a limited basis to certain approved countries and commence distribution under the AGS Agreement. In addition, successful completion of the Phase I studies in the EU is expected to provide further opportunity for the Company to attract intermediate and long-term financing or potential strategic alliance partners. While the proposed funding under an Equity Line Agreement is considered adequate to complete the clinical trial process in the EU, absent near term sales revenues, for which there can be no assurance, additional funding would be required to complete the clinical trial process in the U.S.

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

     Research and development costs totaled $3,866,267, for fiscal 1998 compared to $2,168,914 for the previous year. This increase reflects the overall increase in research activities being conducted between the periods both in the U.S. and Scotland, related primarily to the scale-up of the Company's manufacturing technology in its Scottish manufacturing facility. Components of this increase included increases in laboratory supplies expense of $466,900, increases in research related salaries and support fees of $440,100, an increase in research related scientific professional fees paid to SNBTS of $200,100, increased consulting and outside laboratory testing of $208,400, and increased travel related expenses associated with the transfer of technology and process development between the Company's Florida and Scottish facilities. Research and development costs associated with Omniferon process development projects are expected to increase during the next fiscal year as process scale-up research nears completion. While process development costs are expected to decline in the following fiscal year, these reductions will be offset by costs associated with clinical trial expenditures. See Liquidity and Capital Resources above.

     Selling, general and administrative expenses totaled $5,429,345 for fiscal 1998, reflecting an increase of $1,470,677 (37%) over the preceding year. This increase included increases in administrative salaries and related taxes of $599,400, due primarily to the addition of administrative staff in the Company's Florida facility and domestic salary increases. The Company also recognized increases in rent expense commencing in August 1997 related to its new administrative facility in Plantation, Florida and the expansion of leased space in its Scottish manufacturing facility. Rent expense for the Company's facilities increased by $393,600 over the prior year. Legal fees between the periods have increased by $559,000, due to increases in fees associated with research of technology patents of $111,300, expanded efforts in collaborative agreements and general contractual transactions both domestically and in Europe of $211,200 and increased costs associated with litigation of $222,900. The Company also recognized $109,900 in bad debt expense attributable to a Director loan with related accrued interest (see Item 13 "Certain Relationships and Related Transactions"). These increases were offset by compensation expense in the prior year of $396,500 attributable to the issuance of options, which was not incurred in fiscal 1998, and a decrease of $250,391 in losses on the settlement of litigation. During the prior year, the Company settled threatened litigation for $288,245. The potential litigation stemmed from allegations of a former Cytoferon Corp. shareholder claiming compensation due under a consulting agreement entered into with Cytoferon Corp. While Cytoferon Corp. and the Company denied any wrong doing in this matter, it was believed that the settlement, through the issuance of treasury shares, would prove less costly to the Company. The Company has also experienced increased travel costs attributable to administrative support functions related to the establishment of the Company's Scottish facility. General and administration expenses are expected to remain relatively stable or possibly decline over the next fiscal year, as the Company has no plans to add to its administrative staff and related costs. The Company also expects, while there can be no assurance, that legal fees associated with litigation and due diligence efforts may decline.

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

     The Company also recognized increases in insurance expenses associated with employee related insurance coverage and increased liability coverages of $128,000, increased travel related costs of $109,000, primarily attributable to administrative support related to the establishment of the Company's Scottish facility, increased building and equipment leasing costs of $105,000 and additional fees associated with the Company's listing on the NASDAQ National Market of approximately $73,000. These increases were offset by the reduction in officer loans forgiven in the prior year of $282,000 and a loss recognized on the valuation of the Company's Florida laboratory facilities of $316,000 pursuant to FAS 121 in fiscal 1996.

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

     The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its current and planned future operations to discuss and evaluate their own compliance programs. After evaluation of third party responses during the quarter ended March 31, 1999, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                               SERVED AS
                                                                             OFFICER AND/OR
                                                                                DIRECTOR
NAME                     AGE            POSITION WITH THE COMPANY                SINCE        CLASS
----                     ---            -------------------------            --------------   -----
Gerald Smith...........  68    Chairman of the Board and President                1994          C
                                                                                  1993
Robert Zeiger..........  54    Chief Executive Officer and Director               1995          B
Dennis W. Healey.......  50    Chief Financial Officer and Treasurer              1980          B
                               Director, Executive Vice President And             1984
                                 Secretary                                        1993
                                                                                  1994
Dr. Jay Sawardeker.....  60    Chief Operating Officer and Executive Vice-        1996
                                 President -- Technical Affairs
Charles F. Fistel......  37    Executive Vice President                           1994
Dr. Joseph P. Morris...  45    Vice President -- Research and Development         1995
Robert C. Rech.........  34    Senior Vice President                              1997
Carl N. Singer.........  80    Director                                           1997          C
Peter D. Fischbein.....  58    Director                                           1981          B
Sidney Dworkin,
  Ph.D. ...............  77    Director                                           1994          A
Charles J. Simons......  80    Director                                           1998          A
Jose I. Ortega.........  26    Controller                                         1996

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

     Dr. Jay Sawardeker, the Company's Chief Operating Officer, joined the Company in 1996 as Executive Vice President, Technical Affairs. For over 25 years, Dr. Sawardeker has served in various pharmaceutical senior technical management capacities, primarily with the Glaxo Holdings organization. From 1991 to 1995, he served as Corporate Vice President -- Worldwide Quality Assurance for Glaxo Holdings. Prior thereto, he served as Corporate Vice
President -- Technical Operations of Glaxo Latin America from 1989 to 1990; Vice President -- Manufacturing of Glaxo, Inc. from 1987 to 1988; and Vice
President -- Quality Assurance of Glaxo, Inc. Dr. Sawardeker also previously served as Director of QA for the Whitehall Laboratories division of American Home Products from 1977 to 1981 and Group Manager of QA for the Ortho Pharmaceutical division of Johnson & Johnson from 1967 to 1977.

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

     Robert Rech joined Viragen as Senior Vice President in May 1997. Mr. Rech is responsible for the Company's relationships with the healthcare/life science investment community and its acquisition and strategic alliance activities. From 1988 to 1997, Mr. Rech served in various capacities in the Investment Banking Department at the Sumitomo Bank, Limited New York, NY, most recently as Vice President and Deputy Head of North American Operations. Mr. Rech provided the bank's clients with advisory services primarily relating to mergers, acquisitions and strategic alliances in the biotechnology area. During his last four years at Sumitomo, Mr. Rech advised North American life science and Japanese pharmaceutical/ medical device companies with respect to cross-border strategic alliances.

     Carl N. Singer was elected a Director in August 1997 and also serves as Chairman of the Executive Committee of the Board of Directors. Since 1981, Mr. Singer has served as Chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Singer has served as a Director, President and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

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

     Charles J. Simons was elected to the Board of Directors in July 1998 and serves as Chairman of the Audit, Finance and Compensation Committee of the Board of Directors. Mr. Simons has been a Director of Renex Corp. since its inception in July 1993. Mr. Simons is the Chairman of the Board of G.W. Plastics, Inc., a plastics manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as Vice Chairman, Executive Vice President and as a Director. Mr. Simons is a Director of Arrow Air, Inc., a cargo air carrier; Bessemer Trust of Florida, an investment management firm; Calspan Corporation, an aerospace company; and a number of private companies. He was also a Director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is the Chairman of the Board of the Matthew Thornton Health Plan. From 1985 until 1992, he was a Director of General Development Corp., now known as Atlantic Gulf Development Corp., a real estate development company, and became Chairman of the Board and Chief Executive Officer just prior to that company's Chapter 11 bankruptcy filing in April 1990. Mr. Simons resigned all positions prior to that company's emergence from bankruptcy in 1991.

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

                                                                                                                  ALL
                                                                OTHER       RESTRICTED                           OTHER
      NAME AND PRINCIPAL                                        ANNUAL        STOCK      OPTIONS/      LTIP     COMPEN-
           POSITION             YEAR    SALARY     BONUS     COMPENSATION     AWARDS     SARS (#)    PAYOUTS     SATION
      ------------------        ----   --------   --------   ------------   ----------   ---------   --------   --------
Gerald Smith..................  1998   $263,000
  Chairman of                   1997    175,885                                          1,050,000
  Board and President(1)        1996    154,615   $225,000     $14,000                   1,600,000
Robert H. Zeiger..............  1998    111,347
  CEO and Director(2)           1997     65,250     12,500       5,000                      50,000
                                1996     66,653                                            100,000
Dennis W. Healey..............  1998    240,500
  Exec. V.P., Treas.,           1997    163,345                                            350,000
  CFO and Director(3)           1996     78,653     37,500       8,500                     500,000
Charles F. Fistel.............  1998    150,000
  Exec. V.P. and Director(4)    1997    138,886                                            300,000
                                1996    110,000                  6,000                     110,000
Jay Sawardeker................  1998    148,470
  Exec. V.P., and Director (5)  1997    113,462                                            200,000
                                1996                                                       250,000

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

                                        NUMBER OF      % OF TOTAL
                                        SECURITIES    OPTIONS/SARS
                                        UNDERLYING     GRANTED TO    EXERCISE OR
                                       OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                    GRANTED(#)    FISCAL YEAR    ($/SHARES)       DATE
----                                   ------------   ------------   -----------   ----------
Gerald Smith.........................         --             --            --              --
Robert H. Zeiger.....................         --             --            --              --
Dennis W. Healey.....................         --             --            --              --
Charles F. Fistel....................         --             --            --              --
Jay Sawardeker.......................         --             --            --              --

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

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1998 FISCAL YEAR END OPTION VALUES

                                                                                            VALUE OF UNEXERCISED
                                          VALUE REALIZED                                   IN THE MONEY OPTIONS AT
                                           MARKET PRICE       NUMBER OF UNEXERCISED         FY-END (BASED ON FY-
                              SHARES       AT EXERCISE          OPTIONS AT FY-END         PRICE OF $1.87 END/SHARE)
                             ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
NAME                        ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith..............      --             $--          2,700,000                    $2,235,500       $
Robert H. Zeiger..........      --              --          1,050,000                       910,000
Dennis W. Healey..........      --              --            900,000                       728,500
Charles F. Fistel.........      --              --            710,000                       621,700
Jay Sawardeker............      --              --            250,000       200,000          17,500        56,000

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

     On January 27, 1997 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1997 Stock Option Plan" (the "97 Plan"), containing terms and provisions similar to the 95 Plan. The 97 Plan was submitted to the Stockholders for approval at the Annual Meeting of Stockholders held on February 28, 1997 at which time the Plan was ratified. On April 24, 1998 the Board of Directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Plan reserving an additional 1,000,000 shares of Common Stock for issuance under the 1997 Plan, thereby reserving an aggregate of 4,000,000 shares of Common Stock for issuance pursuant to options granted under the 1997 Plan. On July 31, 1998, the stockholders ratified this amendment to the 1997 Plan.

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

                                                               BENEFICIAL     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1)     CLASS(2)
------------------------------------                          ------------    ----------
Gerald Smith................................................   3,000,000(3)       5.3%
Robert H. Zeiger............................................   1,050,000(4)       1.9
Carl N. Singer..............................................   1,664,541(5)       3.1
Dennis W. Healey............................................   1,025,000(6)       1.9
Peter D. Fischbein..........................................     450,000(7)       0.8
Sidney Dworkin, Ph.D........................................     375,244(8)       0.7
Charles J. Simons...........................................      35,000          0.1
Officers & Directors as a Group (12 persons)................   9,580,240         15.7

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

          (xxviii) Employment Agreement between Dennis W. Healey and the Company dated April 8, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10) (xxvii) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 SB-2, Part II, Item 27(10)(xxvii))

          (xxix) Promissory Note between the Company and Gerald Smith dated April 18, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxviii))

          (xxx) Employment Agreement between Charles F. Fistel and the Company dated July 1, 1994 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part V, Item 14(a)(10) (xxix)) as amended by Modified Employment Agreement dated December 15, 1994 (incorporated by reference to the Company's 1995 Form SB-2, Part II, Item 27(10)(xxix))

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

          (lviii) Cooperation and Supply Agreement between the Company, Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, except for related exhibits filed herein) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

          (lix) Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

          (lx) Agreement between the Company and the American Red Cross dated August 18, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, except for related exhibits filed herein) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

          (lxi) Strategic Alliance Agreement between the Company and Inflammatics, Inc. and Inflammatics Inc. Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998)

          (lxii) Common Stock Private Equity Line Subscription Agreement, Registration Rights Agreement, Private Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998)

          (lxiii) Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998.

          (lxiv) Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998.

          (lxv) Dennis W. Healey Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998.

          (lxvi) Dennis W. Healey Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998.

          (lxvii) Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998.

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

                                          VIRAGEN, INC.

                                          By:     /s/ DENNIS W. HEALEY
                                            ------------------------------------
                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer
                                                Principal Financial Officer

Dated: April 5, 1999

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

                      NAME                                     TITLE                       DATE
                      ----                                     -----                       ----

                /s/ GERALD SMITH                  Chairman of the Board of            April 5, 1999
------------------------------------------------    Directors, Principal Executive
                  Gerald Smith                      Officer and President

                                                  Chief Executive Officer and         April 5, 1999
------------------------------------------------    Director
                Robert H. Zeiger

               /s/ CARL N. SINGER                 Director and Chairman of the        April 5, 1999
------------------------------------------------    Executive Committee
                 Carl N. Singer

              /s/ DENNIS W. HEALEY                Executive Vice President,           April 5, 1999
------------------------------------------------    Treasurer, Principal Financial
                Dennis W. Healey                    Officer and Director

             /s/ CHARLES J. SIMONS                Director and Chairman of the        April 5, 1999
------------------------------------------------    Audit, Finance and
               Charles J. Simons                    Compensation Committee

             /s/ PETER D. FISCHBEIN               Director                            April 5, 1999
------------------------------------------------
               Peter D. Fischbein

               /s/ SIDNEY DWORKIN                 Director                            April 5, 1999
------------------------------------------------
                 Sidney Dworkin

               /s/ JOSE I. ORTEGA                 Controller and Principal            April 5, 1999
------------------------------------------------    Accounting Officer
                 Jose I. Ortega

                              FORM 10-K -- ITEM 8

                         VIRAGEN, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:

Report of Independent Certified Public Accountants..........   F-1
Consolidated balance sheets -- June 30, 1998 and 1997.......   F-2
Consolidated statements of operations -- Years ended June
  30, 1998, 1997 and 1996...................................   F-3
Consolidated statements of stockholders' equity -- Years
  ended June 30, 1998, 1997 and 1996........................   F-4
Consolidated statements of cash flows -- Years ended June
  30, 1998, 1997 and 1996...................................   F-9
Notes to consolidated financial statements..................  F-11

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

                                          /s/ ERNST & YOUNG LLP

Miami, Florida
September 18, 1998

                         VIRAGEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 2,708,317   $12,873,301
  Marketable securities, available-for-sale.................    6,105,076    18,541,616
  Prepaid expenses..........................................      206,995       237,569
  Due from employees........................................       60,597        53,980
  Other current assets......................................      470,353       674,992
                                                              -----------   -----------
         Total Current Assets...............................    9,551,338    32,381,458
PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements...........................    3,538,926     3,011,044
  Equipment and furniture...................................    5,311,327     3,909,182
  Construction in progress..................................       48,655       370,364
                                                              -----------   -----------
                                                                8,898,908     7,290,590
  Less accumulated depreciation.............................   (2,744,827)   (2,252,392)
                                                              -----------   -----------
                                                                6,154,081     5,038,198
DEPOSITS AND OTHER ASSETS...................................      189,806        41,887
                                                              -----------   -----------
                                                              $15,895,225   $37,461,543
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   829,661   $ 1,431,211
  Accrued expenses and other liabilities....................      708,005     1,573,464
  Current portion of long-term debt.........................      171,277        45,703
                                                              -----------   -----------
         Total Current Liabilities..........................    1,708,943     3,050,378
ROYALTIES PAYABLE...........................................      107,866       107,866
DEFERRED INCOME.............................................      200,000            --
LONG-TERM DEBT, less current portion........................      280,094       238,895
MINORITY INTEREST...........................................      525,936     1,920,100
Series H cumulative convertible preferred stock, $1.00 par
  value. Authorized 500 shares; issued and outstanding 500
  shares at June 30, 1998...................................    5,146,851            --
Series I cumulative convertible preferred stock, $1.00 par
  value. Authorized 200 shares; issued and outstanding 200
  shares at June 30, 1998...................................    2,039,014            --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative preferred stock, $1.00
  par value. Authorized 375,000 shares; issued and
  outstanding 2,650 shares Liquidation preference value: $10
  per share, aggregating $26,500............................        2,650         2,650
Convertible 5% Series B cumulative preferred stock, $1.00
  par value. Authorized 15,000 shares; issued and
  outstanding 7,445 at June 30, 1997........................           --         7,445
Convertible Series C preferred stock, $1.00 par value.
  Authorized 5,000 shares; issued and outstanding 974 shares
  at June 30, 1997..........................................           --           974
Convertible 6% Series D cumulative preferred stock, $1.00
  par value. Authorized 15,000 shares; issued and
  outstanding 10,200 shares at June 30, 1997................           --        10,200
Convertible 5% Series E cumulative preferred stock, $1.00
  par value. Authorized, issued and outstanding 5,000 shares
  at June 30, 1997..........................................           --         5,000
Common stock, $.01 par value. Authorized 75,000,000 shares;
  issued 53,416,912 and 46,260,360 shares at June 30, 1998
  and 1997, respectively, of which 606,277 shares and
  386,777 shares are held as treasury stock at June 30, 1998
  and 1997, respectively....................................      534,168       462,601
Capital in excess of par value..............................   45,686,143    59,995,768
Treasury stock..............................................     (996,541)     (699,150)
Retained deficit............................................  (39,624,889)  (27,802,624)
Foreign currency translation adjustment.....................      287,081       273,469
Note due from director......................................           --      (101,417)
Unrealized loss on marketable securities,
  available-for-sale........................................       (2,091)      (10,612)
                                                              -----------   -----------
         Total Stockholders' Equity.........................    5,886,521    32,144,304
                                                              -----------   -----------
                                                              $15,895,225   $37,461,543
                                                              ===========   ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------
INCOME
  Revenues............................................  $         --   $         --   $   229,967
  Research subsidy....................................            --             --       330,000
  Interest and other income...........................     1,143,112      1,403,610       179,069
                                                        ------------   ------------   -----------
                                                           1,143,112      1,403,610       739,036
COST AND EXPENSES
  Cost of goods sold..................................            --             --       178,368
  Research and development costs......................     3,866,267      2,168,914     1,503,434
  Selling, general and administrative expenses........     5,429,344      3,958,668     3,549,464
  Depreciation and amortization.......................       506,934        281,920       200,209
  Interest expense....................................       590,867         30,713        92,576
                                                        ------------   ------------   -----------
                                                          10,393,412      6,440,215     5,524,051
                                                        ------------   ------------   -----------
Loss before minority interest.........................    (9,250,300)    (5,036,605)   (4,785,015)
Minority interest in loss of consolidated
  subsidiaries........................................     1,394,164        261,360       112,744
                                                        ------------   ------------   -----------
          NET LOSS....................................    (7,856,136)    (4,775,245)   (4,672,271)
Deduct required dividends on convertible preferred
  stock, Series A.....................................         2,823         20,760         2,650
Deduct required dividends on convertible preferred
  stock, Series B.....................................            --      4,441,676       894,976
Deduct required dividends on convertible preferred
  stock, Series C.....................................            --        844,960            --
Deduct required dividends on convertible preferred
  stock, Series D.....................................       169,221      3,619,407            --
Deduct required dividends on convertible preferred
  stock, Series E.....................................       127,918        971,936            --
Deduct required dividends on convertible preferred
  stock, Series F.....................................       524,416             --            --
Deduct required dividends on convertible preferred
  stock, Series G.....................................       708,139             --            --
Deduct required dividends on convertible preferred
  stock, Series H.....................................       733,681             --            --
Deduct required dividends on convertible preferred
  stock, Series I.....................................       232,154             --            --
                                                        ------------   ------------   -----------
LOSS ATTRIBUTABLE TO COMMON STOCK.....................  $(10,354,488)  $(14,673,984)  $(5,569,897)
                                                        ============   ============   ===========
LOSS PER COMMON SHARE, after deduction for required
  dividends on convertible preferred stock............  $      (0.21)  $      (0.37)  $     (0.15)
                                                        ============   ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    50,502,503     39,134,631    36,198,302
                                                        ============   ============   ===========

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                               SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                               ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at July 1, 1995......   $3,450      $    --     $   --      $    --     $    --     $    --    $353,555   $18,406,086
Issuance of common stock to
  consultants (59,600
  shares)....................                                                                               596        44,700
Exercise of warrants by
  consultants (772,028
  shares)....................                                                                             7,719       451,945
Compensation expense on
  directors, officers, and
  employees options..........                                                                                         183,144
Exercise of warrants from
  private placement (358,912
  shares)....................                                                                             3,589       183,212
Exercise of warrants by
  directors (50,000
  shares)....................                                                                               500        14,500
Exercise of warrants by
  management, officers and
  employees (1,293,500
  shares)....................                                                                            12,935       445,437
Compensation expense on
  consultants' options.......                                                                                         316,300
Proceeds from subsidiary
  offering...................                                                                                       3,511,061
Proceeds from initial
  investment in Sector
  Associates Ltd.............                                                                                         774,206
Issuance of Viragen (Europe)
  Ltd. stock to directors and
  affiliate of subsidiary....                                                                                         243,000
Officers' notes forgiven on
  stock purchase.............
Conversion of Series A
  preferred stock............     (800)                                                                      65           735
Sale of Series B preferred
  stock, net of issuance
  costs of $940,935..........                15,000                                                                14,044,065
Foreign currency translation
  adjustment.................
Net loss.....................
                                ------      -------     ------      -------     -------     -------    --------   -----------
Balance at June 30, 1996.....   $2,650      $15,000     $   --      $    --     $    --     $    --    $378,959   $38,618,391

                                                                         FOREIGN     NOTES DUE
                                 COMMON                                 CURRENCY       FROM
                                 STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                               SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                               ----------   ---------   ------------   -----------   ---------
Balance at July 1, 1995......   $ 45,296    $      --   $(17,110,601)   $     --     $      --
Issuance of common stock to
  consultants (59,600
  shares)....................    (45,296)
Exercise of warrants by
  consultants (772,028
  shares)....................
Compensation expense on
  directors, officers, and
  employees options..........
Exercise of warrants from
  private placement (358,912
  shares)....................
Exercise of warrants by
  directors (50,000
  shares)....................
Exercise of warrants by
  management, officers and
  employees (1,293,500
  shares)....................                                                         (290,000)
Compensation expense on
  consultants' options.......
Proceeds from subsidiary
  offering...................
Proceeds from initial
  investment in Sector
  Associates Ltd.............
Issuance of Viragen (Europe)
  Ltd. stock to directors and
  affiliate of subsidiary....
Officers' notes forgiven on
  stock purchase.............                                                          290,000
Conversion of Series A
  preferred stock............
Sale of Series B preferred
  stock, net of issuance
  costs of $940,935..........
Foreign currency translation
  adjustment.................                                             43,057
Net loss.....................                             (4,672,271)
                                --------    ---------   ------------    --------     ---------
Balance at June 30, 1996.....   $     --    $      --   $(21,782,872)   $ 43,057     $      --

                See notes to consolidated financial statements.


                               PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                               SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                               ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at June 30, 1996.....   $2,650      $15,000     $   --      $    --     $    --     $    --    $378,959   $38,618,391
Exercise of options by
  employees..................                                                                             1,990        85,470
Exercise of warrants.........                                                                             3,193       293,184
Exercise of Viragen (Europe)
  Ltd. warrants..............                                                                                         697,464
Exercise of Viragen U.S.A.,
  Inc. options...............                                                                                          (4,128)
Additional issuance costs for
  Series B convertible
  preferred stock............                                                                                         (24,996)
Sale of Series C convertible
  preferred stock, net of
  issuance costs.............                            5,000                                                      4,735,923
Sale of Series D convertible
  preferred stock, net of
  issuance costs.............                                        15,000                                        14,035,349
Sale of Series E convertible
  preferred stock, net of
  issuance costs.............                                                     5,000                             4,676,744
Conversion of Series D
  convertible preferred
  stock......................                                        (3,800)                             24,425       (20,625)
Dividends on preferred stock,
  paid in common stock.......                                                                               235        35,039
Forgiveness of officer
  note.......................
Loan to director.............
Interest income on director
  loan.......................
                                ------      -------     ------      -------     -------     -------    --------   -----------
Subtotal.....................   $2,650      $15,000     $5,000      $11,200     $ 5,000     $    --    $408,802   $63,127,815

                                                                         FOREIGN     NOTES DUE
                                 COMMON                                 CURRENCY       FROM
                                 STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                               SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                               ----------   ---------   ------------   -----------   ---------
Balance at June 30, 1996.....   $     --    $      --   $(21,782,872)   $ 43,057     $      --
Exercise of options by
  employees..................                                                          (12,500)
Exercise of warrants.........
Exercise of Viragen (Europe)
  Ltd. warrants..............
Exercise of Viragen U.S.A.,
  Inc. options...............
Additional issuance costs for
  Series B convertible
  preferred stock............
Sale of Series C convertible
  preferred stock, net of
  issuance costs.............
Sale of Series D convertible
  preferred stock, net of
  issuance costs.............
Sale of Series E convertible
  preferred stock, net of
  issuance costs.............
Conversion of Series D
  convertible preferred
  stock......................
Dividends on preferred stock,
  paid in common stock.......                                (37,086)
Forgiveness of officer
  note.......................                                                           12,500
Loan to director.............                                                         (100,000)
Interest income on director
  loan.......................                                                           (1,417)
                                --------    ---------   ------------    --------     ---------
Subtotal.....................   $     --    $      --   $(21,819,958)   $ 43,057     $(101,417)

                See notes to consolidated financial statements.


                               PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                               SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                               ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance Forward..............   $2,650      $15,000     $5,000      $11,200     $ 5,000     $    --    $408,802   $63,127,815
Cash dividends on preferred
  stock......................
Conversion of Series B
  convertible preferred
  stock......................                (7,555)                                                     42,163       (34,608)
Conversion of Series C
  convertible preferred
  stock......................                           (4,026)                                          11,636    (2,548,739)
Purchase of treasury stock...
Issuance of treasury stock
  for settlement of
  litigation.................
Exercise of cash-out option
  on conversion of Series D
  convertible preferred
  stock......................                                        (1,000)                                         (999,000)
Compensation expense on
  options granted to
  officers...................                                                                                         287,550
Compensation expense on
  options granted to
  employee...................                                                                                         162,750
Foreign currency translation
  adjustment.................
Net loss.....................
                                ------      -------     ------      -------     -------     -------    --------   -----------
Balance at June 30, 1997.....   $2,650      $ 7,445     $  974      $10,200     $ 5,000     $    --    $462,601   $59,995,768

                                                                         FOREIGN     NOTES DUE
                                 COMMON                                 CURRENCY       FROM
                                 STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                               SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                               ----------   ---------   ------------   -----------   ---------
Balance Forward..............   $     --    $      --   $(21,819,958)   $ 43,057     $(101,417)
Cash dividends on preferred
  stock......................                             (1,095,257)
Conversion of Series B
  convertible preferred
  stock......................
Conversion of Series C
  convertible preferred
  stock......................
Purchase of treasury stock...                (987,395)
Issuance of treasury stock
  for settlement of
  litigation.................                 288,245
Exercise of cash-out option
  on conversion of Series D
  convertible preferred
  stock......................                               (112,164)
Compensation expense on
  options granted to
  officers...................
Compensation expense on
  options granted to
  employee...................
Foreign currency translation
  adjustment.................                                            230,412
Net loss.....................                             (4,775,245)
                                --------    ---------   ------------    --------     ---------
Balance at June 30, 1997.....   $     --    $(699,150)  $(27,802,624)   $273,469     $(101,417)

                See notes to consolidated financial statements.


                               PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                               SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                               ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at June 30, 1997.....   $2,650      $ 7,445     $  974      $10,200     $ 5,000     $    --    $462,601   $59,995,768
Exercise of options and
  warrants...................                                                                             2,305       115,583
Compensation expense on stock
  options and warrants
  granted....................                                                                                          57,530
Cost of issuance of Series H
  convertible preferred
  stock, net.................                                                                                        (374,520)
Cost of issuance of Series I
  convertible preferred
  stock, net.................                                                                                        (159,689)
Exchange of Series B
  preferred stock for a
  promissory note............                (7,445)                                                               (7,437,555)
Exchange of Series D
  preferred stock for Series
  F preferred stock..........                                        (7,950)                  7,950
Exchange of Series E
  preferred stock for Series
  G redeemable preferred
  stock......................                                                    (4,000)                           (3,996,000)
Purchase of treasury stock...
Exercise of cash-out option
  on conversion of Series F
  preferred stock............                                                                (2,450)               (2,447,550)
Conversion of Series C
  preferred stock............                             (974)                                           2,814      (554,881)
Conversion of Series D
  preferred stock............                                        (2,250)                             13,903       (11,653)
Conversion of Series E
  preferred stock............                                                    (1,000)                  5,060        (4,060)
Conversion of Series F
  preferred stock............                                                                (5,500)     43,377       (37,877)
Conversion of Series G
  redeemable preferred
  stock......................                                                                             3,511       454,489
                                ------      -------     ------      -------     -------     -------    --------   -----------
Sub-Total....................   $2,650      $    --     $   --      $    --     $    --     $    --    $533,571   $45,599,585

                                                                         FOREIGN     NOTES DUE
                                 COMMON                                 CURRENCY       FROM
                                 STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                               SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                               ----------   ---------   ------------   -----------   ---------
Balance at June 30, 1997.....   $     --    $(699,150)  $(27,802,624)   $273,469     $(101,417)
Exercise of options and
  warrants...................
Compensation expense on stock
  options and warrants
  granted....................
Cost of issuance of Series H
  convertible preferred
  stock, net.................
Cost of issuance of Series I
  convertible preferred
  stock, net.................
Exchange of Series B
  preferred stock for a
  promissory note............                             (2,247,748)
Exchange of Series D
  preferred stock for Series
  F preferred stock..........
Exchange of Series E
  preferred stock for Series
  G redeemable preferred
  stock......................
Purchase of treasury stock...                (297,391)
Exercise of cash-out option
  on conversion of Series F
  preferred stock............                               (294,000)
Conversion of Series C
  preferred stock............
Conversion of Series D
  preferred stock............
Conversion of Series E
  preferred stock............
Conversion of Series F
  preferred stock............
Conversion of Series G
  redeemable preferred
  stock......................
                                --------    ---------   ------------    --------     ---------
Sub-Total....................   $     --    $(996,541)  $(30,344,372)   $273,469     $(101,417)

                See notes to consolidated financial statements.


                               PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                               SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                               ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance Forward..............   $2,650      $    --     $   --      $    --     $    --     $    --    $533,571   $45,599,585
Cash dividends on preferred
  stock......................
Dividends on preferred stock,
  paid in common stock.......                                                                               597        86,558
Accretion of Series H and
  Series I preferred stock...
Redemption of Series G
  redeemable preferred
  stock......................
Interest income on director
  loan.......................
Bad debt expense on
  director's loan............
Foreign currency translation
  adjustment.................
Net loss.....................
                                ------      -------     ------      -------     -------     -------    --------   -----------
Balance at June 30, 1998.....   $2,650      $    --     $   --      $    --     $    --     $    --    $534,168   $45,686,143

                                                                         FOREIGN     NOTES DUE
                                 COMMON                                 CURRENCY       FROM
                                 STOCK      TREASURY      RETAINED     TRANSLATION   OFFICERS/
                               SUBSCRIBED     STOCK       DEFICIT      ADJUSTMENT    DIRECTORS
                               ----------   ---------   ------------   -----------   ---------
Balance Forward..............   $     --    $(996,541)  $(30,344,372)   $273,469     $(101,417)
Cash dividends on preferred
  stock......................                               (521,725)
Dividends on preferred stock,
  paid in common stock.......                                (91,732)
Accretion of Series H and
  Series I preferred stock...                               (185,865)
Redemption of Series G
  redeemable preferred
  stock......................                               (625,059)
Interest income on director
  loan.......................                                                           (8,500)
Bad debt expense on
  director's loan............                                                          109,917
Foreign currency translation
  adjustment.................                                             13,612
Net loss.....................                             (7,856,136)
                                --------    ---------   ------------    --------     ---------
Balance at June 30, 1998.....   $     --    $(996,541)  $(39,624,889)   $287,081     $      --

                See notes to consolidated financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                  1998           1997          1996
                                                              ------------   ------------   -----------
Net Loss....................................................  $ (7,856,136)  $ (4,775,245)  $(4,672,271)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       506,934        281,920       200,209
  Issuance of treasury stock for expenses...................            --        288,245            --
  Consulting fees paid in stock warrants....................            --             --       316,300
  Compensation expense on stock options.....................        57,530        450,300       183,144
  Officers and directors notes forgiven on stock
    purchases...............................................            --         12,500       294,652
  Minority interest in loss of subsidiary...................    (1,394,164)      (261,360)     (112,744)
  Loss due to write-down of land, building and
    improvements............................................            --             --       316,267
  Issuance of Viragen (Europe) Ltd. stock to Directors and
    affiliate of subsidiary.................................            --             --       243,000
  Bad debt expense on Director Note.........................       109,917             --            --
  Accrued interest income on Director Note..................        (8,500)        (1,417)           --
Increase (decrease) relating to operating activities from:
  Inventory.................................................            --             --       211,200
  Prepaid expenses..........................................        73,097       (149,804)       16,760
  Other current assets......................................       198,022       (501,277)      120,805
  Deposit and other assets..................................        19,705        (26,932)        1,345
  Accounts payable..........................................      (601,550)     1,121,172        57,155
  Accrued expenses and other liabilities....................       133,663         49,053       104,150
  Deferred income...........................................       200,000             --            --
                                                              ------------   ------------   -----------
  Net cash used in operating activities.....................    (8,561,482)    (3,512,845)   (2,720,028)
INVESTING ACTIVITIES
Sale of marketable securities, available-for-sale...........    27,347,892      8,915,872            --
Purchase of marketable securities, available-for-sale.......   (14,897,903)   (27,468,100)           --
Additions to property, plant and equipment, net.............    (1,622,817)    (4,482,166)     (163,316)
                                                              ------------   ------------   -----------
Net cash provided by (used in) investing activities.........    10,827,172    (23,034,394)     (163,316)
FINANCING ACTIVITIES
Payments on long-term debt..................................       (43,374)      (682,176)     (277,477)
Proceeds from long-term debt................................            --        166,000            --
Proceeds from sale of preferred stock Series B, C, D and E,
  net.......................................................            --     23,448,020    14,059,065
Proceeds from sale of preferred stock Series H and I, net...     6,465,791             --            --
Proceeds from exercise of options and warrants..............       117,888        371,337       732,496
Preferred dividends paid to preferred stock Series A, B,
  D,E, F and G..............................................      (664,702)      (914,764)           --
Payments on promissory note.................................    (9,720,241)            --            --
Refund of capital investment to preferred stock Series C
  investors.................................................    (1,391,198)    (1,702,971)           --
Exercise of cash-out option on conversion of preferred stock
  Series D..................................................            --     (1,111,556)           --
Exercise of cash-out option on conversion of preferred stock
  Series F..................................................    (2,744,000)            --            --
Redemption of redeemable preferred stock Series G...........    (4,167,059)            --            --
Purchase of treasury stock..................................      (297,391)      (987,395)           --
Loan to Director............................................            --       (100,000)           --
Proceeds from exercise of subsidiaries' options and
  warrants..................................................            --      1,254,574            --
Cash acquired through reverse acquisition of Sector
  Associates, Ltd...........................................            --             --       768,823
Proceeds from subsidiary's sale of common stock, net........            --             --     5,101,752
                                                              ------------   ------------   -----------
Net cash (used in) provided by financing activities.........   (12,444,286)    19,741,069    20,384,659
Effect of exchange rate fluctuations on cash................        13,612        230,412        43,057
                                                              ------------   ------------   -----------
(Decrease) increase in cash.................................   (10,164,984)    (6,575,758)   17,544,372
Cash and cash equivalents at beginning of period............    12,873,301     19,449,059     1,904,687
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of period..................  $  2,708,317   $ 12,873,301   $19,449,059
                                                              ============   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    580,271   $     31,172   $    91,194
Income taxes paid...........................................            --         13,840            --

                See notes to consolidated financial statements.

     During the years ended June 30, 1998, 1997 and 1996, the Company had the following non-cash investing and financing activities:

                                                              YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                           1998        1997       1996
                                                        ----------   --------   --------
Preferred dividends paid in common stock..............  $   91,732   $ 35,274   $     --
Conversion of preferred stock into common shares......     467,724     78,224         --
Conversion of preferred stock Series B principal and
  accrued dividends to a short-term note payable......   9,720,241         --         --
Modification of preferred stock Series D terms into
  preferred stock Series F............................       7,950         --         --
Modification of preferred stock Series E terms into
  redeemable preferred stock Series G.................   4,000,000         --         --
Accretion of Series H and Series I preferred stock....     185,865         --         --
Purchase of Directors & Officers insurance with notes
  payable.............................................     210,147         --         --
Issuance of treasury stock for settlement of
  litigation..........................................          --    288,245         --
Issuance of notes for purchase of common stock........          --         --    290,000
Equipment acquired through capital leases.............          --         --    158,930
Issuance of Viragen (Europe) Ltd. stock to directors
  and affiliate.......................................          --         --    243,000
Other receivables acquired through reverse acquisition
  of Sector Associates, Ltd...........................          --         --    195,000
Liabilities assumed through reverse acquisition of
  Sector Associates, Ltd..............................          --         --     47,341

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

     Financial Instruments: The carrying amount of financial instruments including cash and cash equivalents, marketable securities, and accounts payable approximate fair value as of June 30, 1998. The Company's long- term unsecured note with the Scottish Regional Development Authority approximates fair value as it had been recently negotiated at June 30, 1997.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 1998 and 1997:

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------   ----------
Accrued salaries............................................  $150,389   $   78,860
Accrued rent expense........................................    97,163           --
Accrued accounting fees.....................................    80,000       93,660
Accrued legal fees..........................................    77,243       12,784
Accrued capital refunds.....................................        --      838,157
Insurance contract payable..................................        --      145,400
Accrued preferred dividends on preferred stock, Series D....        --      153,000
Other accrued expenses......................................   303,210      251,603
                                                              --------   ----------
                                                              $708,005   $1,573,464
                                                              ========   ==========

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

                         VIRAGEN, INC. AND SUBSIDIARIES

     Management believes that the impact of SFAS No. 130 and SFAS No. 131 will not be significant to the Company.

NOTE B -- REDEEMABLE PREFERRED STOCK

  SERIES G CONVERTIBLE PREFERRED STOCK

     In September 1997, the Company concluded an Exchange Agreement whereby 4,000 of the outstanding shares of Series E Preferred Stock were exchanged for a like number of Series G Preferred Shares. The terms of the Series G Preferred Stock provided that commencing in September 1997, the holder was limited to converting 667 preferred shares ($667,000) per month over a 6 month period. The provisions further provided that the Company was required to redeem 667 shares ($667,000) per month less the number of Series G Preferred Stock shares converted during the preceding calendar month. In addition, the holder was restricted from converting into common stock if the market price of the Company's common stock was less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, the Company agreed to increase the dividend rate from 5% for the Series E Preferred Stock to 10% for the Series G Preferred Stock.

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

     The Series H Preferred Stock and Series I Preferred Stock have certain events of default which include bankruptcy or the failure of the Company to (i) remain qualified for trading; (ii) convert preferred shares to

                         VIRAGEN, INC. AND SUBSIDIARIES
common stock; and (iii) maintain an effective registration statement. Upon the occurrence of an event of default, the holders of the Series H Preferred Stock and Series I Preferred Stock have the right to redeem all or any portion of the then outstanding amount. The amount outstanding is calculated as the greater of
1.3 times the value of the Preferred Stock for which demand is being made plus the accreted but unpaid amounts (calculated at 8%) earned on the preferred stock plus liquidated damages and other cash payments then due or the product of the highest price at which the Company's Common Stock is traded on the date of an event of default divided by the conversion price as of that date and the amount being redeemed. Since the 8% accretion is due upon mandatory redemption, the Company has increased the carrying amount of the Series H Preferred Stock and Series I Preferred Stock by this amount.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     The terms of the Series C Preferred Stock provided that up to 25% of the Series C Preferred Stock could be converted into Common Stock of the Company on or after 10 days from the date the registration statement registering the underlying shares is deemed effective by the Securities and Exchange Commission. Thereafter 25% could be converted on or after the 30th, 60th and 90th day on a cumulative basis. The Preferred Stock

                         VIRAGEN, INC. AND SUBSIDIARIES
was convertible into a number of Common Shares determined by dividing the stated value of the Preferred Stock ($1,000 per share) by the closing price of the Company's Common Stock over the five day period preceding notice of conversion ("conversion price"). The conversion price could not be less than $3.46 nor more than $7.00. In the event the conversion price fell below $3.46, the difference between $3.46 and the conversion price would be paid to the holder in cash. Any shares of Series C Preferred Stock which were outstanding on December 5, 1997 would be automatically converted into shares of Common Stock based on the conversion price at that time in accordance with the above procedures.

     In July 1997, the holders of the Series C Preferred Stock agreed to modify their conversion price and limit conversions of their remaining 974 shares ($1,000 face value per share) over a two month period. The modified conversion price was the lower of (i) $2.20 per share or (ii) the average closing price of the Company's Common Stock over the five day period ending the day prior to the notice of conversion. The terms addressing conversions below $3.46 contained in the original agreement were not modified. As a result, the Company was committed to refund a minimum of $354,694 to the Series C Purchasers, upon conversion of the remaining Series C Preferred Stock. The refund amount would increase if conversions occurred below $2.20. All shares of Series C Preferred Stock were converted into Common Stock by December 31, 1997. During fiscal 1998, the Company paid $1,391,198 in capital refunds to the Series C Purchasers. Of the total refunds, $553,041 were related to conversions, occurring under the modified terms, during fiscal 1998. The balance of $838,157 related to conversions, under the original terms, during the end of fiscal 1997.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     The Company's 1997 Incentive Stock Option Plan (the "1997 Plan"), adopted February 1997, authorized the grant of options to management personnel, directors and employees for up to 3,000,000 shares

                         VIRAGEN, INC. AND SUBSIDIARIES
of the Company's common stock. In April 1998, the 1997 Plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option of 3 years; risk-free interest rates within a range

                         VIRAGEN, INC. AND SUBSIDIARIES
of 5.60% to 6.00%; and a volatility factor of the expected market price of the Company's common stock of .75, .64 and .60 for 1998, 1997 and 1996, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option's or warrant's vesting period. The effect of applying Statement 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all nonvested awards. The Company's pro forma information follows:

                                                     1998          1997          1996
                                                  -----------   -----------   -----------
Pro forma net loss..............................  $(8,897,455)  $(8,267,089)  $(7,420,592)
Pro forma net loss attributable to common
  stock.........................................  (11,395,807)  (18,165,828)   (8,318,218)
Pro forma loss per share........................         (.23)         (.46)         (.23)

     A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at July 1, 1996.................................  5,135,000        $0.74
Options granted with exercise prices equal to market........  2,559,500         3.02
Options granted with exercise prices less than market.......    400,000         2.07
Exercised...................................................   (199,000)        0.50
Canceled....................................................         --           --
                                                              ---------        -----
Outstanding at June 30, 1997................................  7,895,500        $1.59
Granted.....................................................    417,500         2.08
Exercised...................................................   (100,000)        0.50
Canceled....................................................         --           --
                                                              ---------        -----
Outstanding at June 30, 1998................................  8,213,000        $1.62
                                                              =========        =====

     The following table summarizes information about stock options outstanding at June 30, 1998:

                                                                                        WEIGHTED AVERAGE
                      NUMBER           WEIGHTED           WEIGHTED         NUMBER        EXERCISE PRICE
RANGE OF EXERCISE   OUTSTANDING    AVERAGE REMAINING      AVERAGE        EXERCISABLE     OF EXERCISABLE
      PRICE        AS OF 6/30/98   CONTRACTUAL LIFE    EXERCISE PRICE   AS OF 6/30/98       OPTIONS
-----------------  -------------   -----------------   --------------   -------------   ----------------
   $0.30 -- $0.50    2,960,000           2.25              $0.48          2,960,000          $0.48
   $0.81 -- $1.19    1,605,500           3.45               0.96          1,605,500           0.96
   $1.50 -- $2.50    1,201,000           5.15               1.96            493,500           1.89
   $2.75 -- $4.13    2,434,500           2.66               3.25          2,308,500           3.20
            $7.13       12,000           3.55               7.13             12,000           7.13
                     ---------                                            ---------
   $0.30 -- $7.13    8,213,000           3.03              $1.62          7,379,500          $1.54
                     =========                                            =========

     The weighted average fair value of each Viragen option granted in fiscal 1998 and 1997 was $1.10 and $1.51, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of the Company's warrant activity, excluding warrants issued in conjunction with the Series B, C and D Preferred Stock offerings, and related information for the years ended June 30, follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                             WARRANTS     EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at July 1, 1996................................  1,083,550        $0.99
  Granted..................................................     12,000         2.22
  Exercised................................................   (319,229)        0.93
  Canceled.................................................    (30,000)        5.12
                                                             ---------
Outstanding at June 30, 1997...............................    746,321        $0.87
  Granted..................................................     32,000         1.00
  Exercised................................................   (130,565)        0.52
  Canceled.................................................    (12,500)        0.80
                                                             ---------
Outstanding at June 30, 1998...............................    635,256        $1.06

     The following table summarizes information about stock warrants outstanding at June 30, 1998:

                                                                                       WEIGHTED
                                                                                        AVERAGE
 RANGE OF       NUMBER       WEIGHTED AVERAGE                         NUMBER       EXERCISE PRICE OF
 EXERCISE     OUTSTANDING       REMAINING       WEIGHTED AVERAGE    EXERCISABLE       EXERCISABLE
   PRICE     AS OF 6/30/98   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 6/30/98       WARRANTS
 --------    -------------   ----------------   ----------------   -------------   -----------------
$0.52-$0.80     291,256            1.20              $0.53            291,256            $0.53
$1.00-$1.18     282,000            1.14               1.16            282,000             1.16
$1.81-$2.22      62,000            1.62               1.89             62,000             1.89
                -------                                               -------
$0.52-$2.22     635,256            1.22              $1.06            635,256            $1.06
                =======                                               =======

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

     A summary of VEL's stock option activity, and related information for the years ended June 30 follows:

                                                  NUMBER OF                  WEIGHTED AVERAGE
                                                   OPTIONS    OPTION PRICE    EXERCISE PRICE
                                                  ---------   ------------   ----------------
Outstanding at July 1, 1996.....................    50,000    $      7.00         $7.00
  Granted.......................................        --
  Exercised.....................................        --
  Canceled......................................        --
                                                   -------
Outstanding at June 30, 1997....................    50,000    $      7.00         $7.00
  Granted at market price.......................    75,000           5.72          5.72
  Exercised.....................................        --             --            --
  Canceled......................................        --             --            --
                                                   -------    -----------         -----
Outstanding at June 30, 1998....................   125,000    $5.72-$7.00         $6.23
                                                   =======
Exercisable at June 30, 1998....................    50,000
                                                   =======
Exercisable at June 30, 1997....................    50,000
                                                   =======

     The weighted average remaining contractual life of options outstanding as of June 30, 1998 is five years.

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     A summary of VUSA's stock option activity, and related information for the years ended June 30 follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at July 1, 1996.................................        --            --
  Granted below market price................................   320,000         $ .01
  Exercised.................................................  (320,000)          .01
  Canceled..................................................        --            --
                                                              --------
Outstanding at June 30, 1997................................        --
  Granted at market price                                      125,000         $ .22
  Exercised.................................................        --
  Canceled..................................................        --
                                                              --------
Outstanding at June 30, 1998................................   125,000         $ .22

     The weighted average fair value of each VUSA option granted in fiscal 1998 and 1997 was $0.05 and $0.22, respectively. There are no VUSA options exercisable at June 30, 1998. The weighted average remaining contractual life of options outstanding at June 30, 1998, is 6.77 years.

NOTE D -- LONG-TERM DEBT

     Long-term debt at June 30, 1998 and 1997 is as follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Notes payable resulting from purchase of Directors &
  Officers Insurance. Notes range in term from 18 months to
  24 months, with interest rates of 8.75% and 7.00%
  respectively..............................................  $207,272   $     --
Unsecured loan from Scotland Regional Development Authority
  Payable quarterly over 20 years, with an effective
  interest rate of 8.68%. Note matures on August 28,
  2017......................................................   162,906    163,911
Capital lease obligations resulting from acquisition of
  equipment, with a cost totaling $213,130 capitalized from
  three to five years.......................................    81,193    120,687
                                                              --------   --------
                                                               451,371    284,598
Less current portion........................................  (171,277)   (45,703)
                                                              --------   --------
                                                              $280,094   $238,895
                                                              ========   ========

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen's deferred tax liabilities and assets as of June 30, 1998 and 1997 are as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Deferred tax liabilities
  Tax over book depreciation................................  $   118,000   $   59,000
  Other.....................................................       21,000       21,000
                                                              -----------   ----------
          Total deferred tax liabilities....................      139,000       80,000
Deferred tax assets
  Net operating loss carry forwards.........................    9,875,000    7,985,000
  Research and development credit...........................      478,000      145,000
  Other.....................................................      249,000      579,000
                                                              -----------   ----------
          Total deferred tax assets.........................   10,602,000    8,709,000
Valuation allowance for deferred tax assets.................   10,463,000    8,629,000
                                                              -----------   ----------
                                                                  139,000       80,000
                                                              -----------   ----------
Net deferred taxes..........................................  $        --   $       --
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

                         VIRAGEN, INC. AND SUBSIDIARIES

     Viragen has net operating loss carryforwards, with expiration dates, as follows:

AMOUNT                                                        EXPIRATION
------                                                        ----------
$   780,000.................................................       1999
    270,000.................................................       2000
  2,870,000.................................................  2001--2003
  3,120,000.................................................  2004--2006
 19,384,000.................................................  2007--2013
------------
$26,424,000
------------
------------

     In addition, tax credits of $478,000 and $145,000 for income tax purposes are being carried forward that expire in years 2001 through 2013, at June 30, 1998 and 1997, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen's net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Tax at U.S. statutory rate..................................   (34.00)%    (34.00)%
State taxes, net of federal benefit.........................    (3.63)      (3.63)
Non-deductible items........................................    (2.89)       4.46
Change in valuation allowance...............................    40.00       30.68
Other.......................................................     0.52        2.49
                                                              -------     -------
                                                                   --%         --%
                                                              =======     =======

     VEL was included in Viragen's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, as Viragen, Inc.'s percentage ownership of VEL exceeded 80% only during this period. VSL files separate income tax returns in the United Kingdom. VGG files separate income tax returns in Germany.

     Deferred tax assets of VEL's U.S. operations (which files a separate U.S. tax return) at June 30, 1998 and 1997 are as follows:

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

                         VIRAGEN, INC. AND SUBSIDIARIES

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                               YEAR ENDED JUNE 30,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
U.S. .....................................................  $(3,615,140)   $(4,192,302)
Foreign...................................................   (4,240,996)      (582,943)
                                                            -----------    -----------
                                                            $(7,856,136)   $(4,775,245)
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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

NOTE J -- RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company has a contract with Viragen Research Associated Limited Partnership, ("Limited Partnership") for the Company to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. Pursuant to the contract, the Company assigned all of its patent rights to the processes and topical products to the Limited Partnership in exchange for an

                         VIRAGEN, INC. AND SUBSIDIARIES
exclusive worldwide licensing agreement. The Limited Partnership is to receive 5% of the gross revenues of such products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of such products. The Company is not presently pursuing the development or commercialization of a topically applied product.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     As of the closing of the Equity Line Agreement, the Company had approximately 1,900,000 shares of Common Stock available from authorized shares. Accordingly, to utilize the total funding available under the Equity Line Agreement, the Company must obtain Stockholder approval to increase the number of authorized shares in the Company. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company intends to seek Shareholder's approval of the Equity Line Financing Agreement.
                                      F-28