Form 10-Q
period 1999-03-31
VIRAGEN INC
filed 1999-05-17
CIK 353482

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended - March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to ______________

            Commission file number 0-10252

                                  VIRAGEN, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  59-2101668
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 233-8746
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X   No
   -----    ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No
   -----    ------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $ .01  -  65,605,012 shares at May 12, 1999.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and nine months ended March 31, 1999 and 1998 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1999 and 1998.

     2) The Consolidated Condensed Balance Sheets as of March 31, 1999 and June 30, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         1999.

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

             Exhibit 11 - Computation of Per Share Earnings
             Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                       Nine Months Ended
                                                                   March 31,                                March 31,
                                                     ---------------------------------------    ----------------------------------
                                                           1999                 1998                 1999               1998
                                                     -----------------    ------------------    ---------------    ---------------
INCOME
     Interest and other income                        $   143,929               $ 216,886        $   313,307        $   988,652
                                                     -----------------    ------------------    ---------------    ---------------
                                                          143,929                 216,886            313,307            988,652
COSTS AND EXPENSES
     Research and development costs                     1,745,589                 917,815          4,289,624          2,845,495
     Selling, general and administrative
            expenses                                    1,287,258               1,461,747          4,190,700          4,001,805
     Interest expense                                      74,532                 122,269             95,980            576,664
                                                     -----------------    ------------------    ---------------    ---------------
                                                        3,107,379               2,501,831          8,576,304          7,423,964
                                                     -----------------    ------------------    ---------------    ---------------
     Loss before minority interest                     (2,963,450)             (2,284,945)        (8,262,997)        (6,435,312)

     Minority interest in loss of consolidated
             subsidiaries                                 751,087                 199,956          1,234,895          1,077,777
                                                     -----------------    ------------------    ---------------    ---------------
              NET LOSS                                 (2,212,363)             (2,084,989)        (7,028,102)        (5,357,535)
     Deduct required dividends on convertible
      preferred stock, Series A                               663                     663              1,988              1,988
     Deduct required dividends on convertible
      preferred stock, Series D                                --                      --                 --            169,221
     Deduct required dividends on convertible
      preferred stock, Series E                                --                      --                 --             65,418
     Deduct required dividends on convertible
      preferred stock, Series F                                --                  38,513                 --            230,416
     Deduct required dividends on redeemable
      preferred stock, Series G                                --                   5,420                 --             83,080
     Deduct required dividends on redeemable
      preferred stock, Series H                            37,846                 242,734            676,498            242,734
     Deduct required dividends on redeemable
      preferred stock, Series I                            17,875                      --            320,581                 --
                                                     -----------------    ------------------    ---------------    ---------------
LOSS ATTRIBUTABLE TO COMMON STOCK                     $(2,268,747)            $(2,372,319)       $(8,027,169)       $(6,150,392)
                                                     =================    ==================    ===============    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE,
         after deduction for required dividends on
         convertible preferred stock                  $     (0.04)            $     (0.05)       $     (0.14)       $     (0.12)
                                                     =================    ==================    ===============    ===============

     Weighted average shares outstanding               64,670,527              52,342,364         57,648,132         49,766,591
                                                     =================    ==================    ===============    ===============



           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   March 31,                        June 30,
                                                                      1999                            1998
                                                               -----------------------          ----------------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $  1,969,200                      $ 2,708,317
   Marketable securities, available-for-sale                                 --                        6,105,076
   Prepaid expenses                                                     342,301                          206,995
   Due from employees                                                    58,514                           60,597
   Other current assets                                                 530,210                          470,353
                                                               -----------------------          ----------------------
                  TOTAL CURRENT ASSETS                                2,900,225                        9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                    3,526,553                        3,538,926
   Equipment and furniture                                            5,571,901                        5,311,327
   Construction in progress                                             158,263                           48,655
                                                               -----------------------          ----------------------
                                                                      9,256,717                        8,898,908
   Less accumulated depreciation                                     (3,202,573)                      (2,744,827)
                                                               -----------------------          ----------------------
                                                                      6,054,144                        6,154,081

Investment in Inflammatics, Inc.                                        815,122                               --

DEPOSITS AND OTHER ASSETS                                               429,173                          189,806
                                                               -----------------------          ----------------------
                                                                    $10,198,664                      $15,895,225
                                                               =======================          ======================






            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -(CONTINUED)

                                                                           March 31,                    June 30,
                                                                             1999                        1998
                                                                     ----------------------       ----------------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                     $  1,181,629               $     829,661
      Accrued expenses and other liabilities                                    488,405                     708,005
      8% Redeemable convertible notes                                         2,000,000                          --
      Current portion of long-term debt                                         159,612                     171,277
                                                                     ----------------------       ----------------------
         TOTAL CURRENT LIABILITIES                                            3,829,646                   1,708,943

ROYALTIES PAYABLE                                                               107,866                     107,866
DEFERRED INCOME                                                                      --                     200,000
LONG-TERM DEBT, less current portion                                            161,585                     280,094

MINORITY INTEREST IN SUBSIDIARIES                                               385,363                     525,936

SERIES H cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 500 shares at June 30, 1998                                          --                   5,146,851
SERIES I cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 11 and 200 shares at March 31, 1999
    and June 30, 1998,  respectively                                            118,727                   2,039,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding
     2,650 shares.  Liquidation preference value:  $10 per share
     aggregating $26,500                                                          2,650                       2,650
   Common stock, $.01 par value.  Authorized 75,000,000 shares;
     issued 66,450,289 and 53,416,912 shares at March 31, 1999 and June 30,
     1998, respectively, of which 845,277 and 606,277 shares are held as
     treasury stock on March 31, 1999 and June 30, 1998, respectively           664,501                     534,168
   Capital in excess of par value                                            53,433,813                  45,686,143
   Treasury stock                                                            (1,277,523)                   (996,541)
   Retained deficit                                                         (46,895,442)                (39,624,889)
   Accumulated other comprehensive income                                       137,929                     284,990
   Notes due from officers/directors                                           (470,451)                         --
                                                                     ----------------------       ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                           5,595,477                   5,886,521
                                                                     ----------------------       ----------------------
                                                                           $ 10,198,664                 $15,895,225
                                                                     ======================       ======================



            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                 ------------------------------------------------
                                                                        1999                        1998
                                                                 -----------------------     --------------------
OPERATING ACTIVITIES
     Net Loss                                                        $  (7,028,102)          $(5,357,535)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                     472,484               592,017
           Compensation expense on stock options                           513,214                    --
         Minority interest in loss of subsidiary                        (1,234,895)            (1,077,777)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                 (135,306)                66,701
         Due from employees and officers                                    (8,868)                (6,807)
         Other current assets                                              440,143                344,832
         Investment in Inflammatics, Inc.                                  613,878                     --
         Deposit and other assets                                          211,823                (97,034)
         Accounts payable                                                  351,968               (993,286)
         Accrued expenses and other liabilities                           (222,925)              (282,141)
         Deferred Income                                                  (200,000)               200,000
                                                                 -----------------------     --------------------
           Net cash used in operating activities                        (6,226,586)            (6,611,030)

INVESTING ACTIVITIES
     Sale of marketable securities,
        available-for-sale                                               6,108,504             10,852,380
     Purchase of equity in Inflammatics, Inc.                           (1,100,000)                    --
     Addition to property, plant and  equipment, net                      (372,547)            (1,401,126)
                                                                 -----------------------     --------------------
     Net cash provided by investing activities                           4,635,957              9,451,254





            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                               ------------------------------------------------------
                                                                       1999                            1998
                                                               ----------------------          ----------------------
FINANCING ACTIVITIES
     Payments on long-term debt                                     $ (130,174)                  $    (27,876)
     Proceeds  from  issuance  of 8%  Redeemable  convertible
         notes, net                                                  1,361,820
     Payment of dividends on preferred stocks                               --                     (1,260,561)
     Payments on note payable                                               --                     (6,480,161)
     Purchase of treasury stock                                       (280,982)                      (297,391)
     Proceeds from sale of Series H preferred stock, net                    --                      4,625,475
     Refund of paid in capital                                              --                     (1,391,198)
     Exercise of cash-out option on conversion of Series F
         preferred stock                                                    --                     (2,773,200)
     Redemption of preferred stock, Series G                                --                     (3,542,000)
     Proceeds from exercise of options and warrants                     50,000                         67,894
                                                               ----------------------          ----------------------
     Net cash provided by (used in) financing activities             1,000,664                    (11,079,018)

Effect of exchange rate fluctuations on cash                          (149,152)                        22,278
                                                               ----------------------          ----------------------
Decrease in cash                                                      (739,117)                    (8,216,516)

Cash and cash equivalents at beginning of period                     2,708,317                     12,873,301
                                                               ----------------------          ----------------------
Cash and cash equivalents at end of period                        $  1,969,200                  $   4,656,785
                                                               ======================          ======================


            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of immunological products for commercial application. The consolidated financial statements include the accounts of Viragen, Inc., its wholly-owned subsidiaries, Vira-Tech, Inc., Viragen Reagents, Inc., Viragen Technology, Inc., and Florida Capital Enterprise Corp., and its majority-owned subsidiaries Viragen U.S.A., Inc., and Viragen (Europe) Ltd., including its wholly-owned subsidiaries Viragen (Scotland) Ltd. and Viragen (Germany) GmbH. Viragen and its subsidiaries are collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

         The Company owns a 10% equity interest in Inflammatics, Inc. ("IFM"), a biopharmaceutical company currently in the research and development stage. While the Company has the option to increase its ownership up to 80%, the financial accounts of IFM are not consolidated with those of the Company. Accordingly, the Company accounts for its investment in IFM in accordance with EITF 85-12.

         Certain reclassifications have been made to the fiscal 1998 Financial Statements to conform to the March 31, 1999 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and nine months ended March 31, 1999 and 1998 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K/A for the year ended June 30, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - CONTINGENCY

         In October 1997, the Company, the Company's President and Cytoferon Corp, a former affiliate of the President were named as defendants in a civil action brought in the United States District Court for the southern District of Florida (Case No: 97-3187-CIV-MARCUS) by a shareholder of Viragen and investor in Cytoferon Corp. The suit alleges the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the specific performance delivery of 441,368 shares of common stock. The Company filed a Motion to Dismiss denying the allegations and requesting reimbursement of its costs.

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

         The Plaintiff did file a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. The plaintiff is claiming that he is entitled to these additional shares of common stock under a consulting agreement, that the Company's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for the Company which would have entitled Cytoferon Corp. to additional shares and for misrepresentations in connection with the previous Cytoferon financings.

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

NOTE D - COMPREHENSIVE LOSS

                                                           Three Months Ended                          Nine Months Ended
                                                               March 31,                                   March 31,
                                                 ---------------------------------------    --------------------------------------
                                                        1999                 1998                  1999                  1998
                                                ------------------  -------------------   -------------------   ------------------
Net loss                                             $(2,212,363)        $(2,084,989)          $(7,028,102)          $(5,357,535)
Other comprehensive income (expense):
     Currency translation adjustment                    (108,829)             56,328              (149,152)               22,278
     Net unrealized gain on
      Marketable securities                                 (762)            (16,471)                2,091                 6,835
                                                ------------------  -------------------   -------------------   ------------------

Total comprehensive loss                             $(2,321,954)        $(2,045,132)          $(7,175,163)          $(5,328,422)
                                                ==================  ===================   ===================   ==================



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected Product clinical trial commencement dates, the costs of planned clinical trials, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-3, as filed with the Securities and Exchange Commission on April 6, 1999 (File No. 333-75749). You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 10-Q/A, 8-K, S-3, 10-K, 10-K/A and Annual Reports to the Stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include competition of investment capital in a sector which has shown a broad decline in stock prices in the last 12 month period, product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect the Company's financial condition or results of operations.

         The Company's future success depends to a large extent on its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive or medically superior technologies or products. There can be no assurance that any current or future patent, if any, owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's current or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

         The Company has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $7,028,102 and $5,357,535, for the nine month periods ended March 31, 1999 and 1998, respectively, and $7,856,136 and $4,775,245, for fiscal years ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of approximately $930,000 on March 31, 1999, a decrease in working capital of $8,772,000 from the previous year end balance. This decrease was due in part to cash disbursements totaling $1,100,000 for the purchase of an equity interest in Inflammatics, Inc., as well as additions to property, plant and equipment of approximately $373,000, and operational losses of $7,028,000.

         On March 17, 1999, the Company entered into a purchase agreement with The Isosceles Fund ("Isosceles") for funding up to $9 million through the issuance of a series of 8% Redeemable Convertible Notes. This Agreement provides for up to three tranches with the initial tranch of $2 million funded on March 17, 1999. The Company received $1.4 million, net of related fees, on March 17, 1999, with $500,000 held in escrow, pending the filing of a registration statement with the SEC. The Company filed a Registration Statement on Form S-3 (File No. 333-75749) on April 6, 1999 registering the shares underlying the initial $2 million in Notes and related investor warrants and finders warrants.

         The Agreement further provides that following the initial $2 million tranch, the Notes are convertible into common stock of the Company, one-half, on the later of the day following the effective date of the related Registration Statement or 120 days following the initial funding ("Conversion Date"), and the remaining one-half thirty days later. The Notes are convertible at a conversion price which is the lesser of the average of the closing bid prices of the Company's common stock during the five (5) trading days prior to the funding date or the lowest closing bid price of the Company's common stock for the ten
(10) trading days immediately preceding each Conversion Date. The investor is also entitled to receive additional Re-Set shares on the 30th and 60th day following the Conversion Date. On each of the two Re-Set dates, the investor is entitled to receive shares representing an additional 20% and 22%, respectively on the shares being converted. In the event the market price of the common stock were to increase beyond these thresholds, no additional shares would be issuable.

         Notes issued by the Company may be prepaid prior to conversion at 120% of the Note balance being prepaid, plus related 8% accrued interest, prior to the effectiveness of the Registration Period, as defined by the Agreement.

         On the closing date of the initial $2 million tranch, the Company issued 699,029 five (5) year common stock purchase warrants to the investors exercisable at 120% of the market price on the closing date representing 30% of the total common shares issuable by dividing the Note principal by the market price ($0.64) at the time of closing. In addition, the Company paid a 6% cash placement fee for amounts funded upon the issuance of the Notes. The placement agent also received 155,339 warrants exercisable for 5 years at 120% of the market price at the time of closing. If the Company does not elect to prepay the Notes prior to conversion, one-half of these warrants will be cancelled and returned to the Company. Both the investor warrant and placement agent warrant exercise prices are subject to exercise price Re-Sets similar to the provisions of the shares issuable upon conversion of the Notes.

         On September 22, 1998 the Company entered into an Equity Line Financing Agreement for a maximum offering amount of $20 million, subsequently reduced to $15 million, over three years. Provisions of the Equity Line Agreement provided that the Company, at its option, could "Put" shares of Common Stock to the investor, following an effective Registration Statement, at a "Put Share Price", which was discounted from the Market Price.

         In October 1998, the Company filed a Registration Statement on Form S-3 (File No. 333-65119) with the Securities and Exchange Commission ("SEC"), subsequently amended in November 1998, to register shares underlying the Equity Line Agreement. The SEC raised certain issues regarding the structure of the transaction making it unlikely that the transaction, as initially structured, would be approved. As a result of the SEC's concerns and pursuant to the Agreement with Isosceles and Cefeo, in March 1999 the Company withdrew the registration statement related to the Equity Line and terminated the Equity Line Agreement.

         Management believes that the Company's OMNIFERON product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the Synthetic Interferons currently being marketed. Management further believes that working capital currently on hand and available under its Redeemable Convertible Note financing will provide the Company with the funds necessary for at least the next fiscal year to continue its current level of operations, focused on current development and production scale-up projects relating to OMNIFERON in the Company's laboratory and manufacturing facility in Scotland, including the commencement of clinical trials in the EU, which are scheduled to commence in the third quarter of calendar 1999. Eventually, the Company intends to submit an Investigational New Drug Application to the U.S. FDA. Regulatory approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Additional funding will be required to complete the clinical trial process relating to OMNIFERON both in the EU and domestically prior to receiving regulatory approval to market the Product. Anticipated funding requirements related to approval of the Company's OMNIFERON product for hepatitis C, the first approval being sought by the Company, include: Phase I and Phase II trials
- $3.2 million and Phase III studies -- $9.1 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; and joint research and development projects -- $4 million. Additional funding will be required to complete Phase III studies, such funding will also be utilized for continued product development, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the Company's operations.

         To fully utilize the funding available under financing agreements dependent upon the issuance of common stock, the Company must obtain stockholder approval to increase the number of authorized shares in the Company or to reverse split its common stock. In addition, to comply with NASDAQ National Market regulations regarding potential dilution limitations, the Company will require stockholder approval of further financing agreements or similar transactions.

         In August 1998, the Company entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc. ("IFM"), a private drug development company headquartered in Philadelphia, PA. Inflammatics is focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation currently in FDA Phase I/II clinical trials for rheumatoid arthritis.

         Under the terms of the Inflammatics Agreement, the Company made an initial investment in the form of Series A Convertible Preferred Stock of Inflammatics for $1 million and warrants to purchase 200,000 shares of the Company's Common Stock at $1.00 dollar per share. The Company further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at the sole option of the Company. The first additional funding, subject to the Company's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of Common

Stock, the issuance of 300,000 Common Stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LEUKOVAX range between $6.0 million and $10.0 million. The second additional funding, subject to the Company's further evaluation of clinical trial results, provides for the issuance of an additional 2,000,000 shares of Common Stock in exchange for an additional 33.3% equity interest.

         The investment in IFM was initially capitalized at $1,370,000, which consisted of the $1,000,000 paid to IFM, the $100,000 cash finders fee, and $270,000 in costs associated with the warrants issued, pursuant to FAS 123. The Company capitalized an additional $59,000 in costs associated with warrants issued in the IFM transaction.

         While subject to significant limitation, the Company at March 31, 1999 has available approximately $38 million in net tax operating loss carryforwards expiring between 1999 and 2013, which may be used to offset taxable income, if any, during those periods. The Company's ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of its OMNIFERON(TM) and/oR LEUKOVAX products. As the Company cannot be assured as to its ultimate success in obtaining the necessary regulatory approvals, the Company is unable to conclude that realization of benefits from its deferred tax assets is "more likely than not", as prescribed by SFAS 109. Accordingly, the Company has recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         In April 1998, the Company entered into an option agreement with Southern Health SDN.DHD ("Southern") a private Malaysian/Australian-based healthcare investment group. The option agreement initially provided Southern the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998 and then to March 31, 1999, an exclusive private-label Manufacturing and Distribution License, covering Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand, for the Company's proprietary production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern's related revenues. Southern paid the Company a $200,000 option fee.

         On March 31, 1999, the option agreement expired, without being exercised. The Company recognized one-half of the fee, or $100,000, as revenue, and the balance was refunded to Southern during April 1999.

         In November 1998, Viragen established Florida Capital Enterprise Corp. ("FCEC"), a wholly owned subsidiary, to participate in a $150 million insurance company premium tax credit investment program in the State of Florida. FCEC was certified as a Certified Capital Company ("CAPCO") under Florida Statutes,
Section 288.99. The allocations of funds to the CAPCOs occurred in April 1999. FCEC did not ultimately qualify as one of the three companies selected for funding.

         In November 1998, the Company signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for the purchase and distribution of OMNIFERON. AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The AGC Agreement calls for AGC to purchase a minimum of $20 million of OMNIFERON over five years commencing with, and subject to, AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and the Company's receipt of the requisite regulatory approval, following the filing of its Clinical Trial Exemption application and the successful completion of Phase I Clinical Studies, to export OMNIFERON from its commercial manufacturing facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. These minimums increase significantly upon the Company obtaining regulatory approval for commercialization of OMNIFERON in the United States and/or Europe. The AGC Agreement has been approved by the Boards of Directors of AGC and the Company.

         Under the terms of the AGC Agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of OMNIFERON in its designated territories and all subsequent sales, marketing and distribution activities. The AGC Agreement also calls for AGC to build, own and operate, at its own expense, a GMP pharmaceutical distribution facility in a mutually agreeable location within the territory. It is expected that AGC will initially focus on the Company's natural alpha interferon for hepatitis B and C, diseases which are at epidemic proportions in the designated territories.

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

RESULTS OF OPERATIONS

         No sales revenue or related costs of sales were recognized during the three month periods or nine month periods ended March 31, 1999 or 1998, or the fiscal years ended June 30, 1998 or 1997, respectively. The Company has limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration ("FDA") and/or comparable European authorities. The Company could commence generating sales revenue through export sales of OMNIFERON, under the AGC Agreement. Such sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and the Company's receipt of the requisite regulatory approval, following the filing of its Clinical Trial Exemption application and the successful completion of Phase I Clinical Studies in the EU. At the present time, the Company has no pending application relative to OMNIFERON, the Company's multi-species, natural human leukocyte-derived alpha interferon, before the EU regulatory authorities or the FDA for the treatment of any disease indications, although the Company concluded its preclinical trials of OMNIFERON in the EU and intends to commence clinical trials in the EU during the third calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the FDA. Such approvals cannot be assured and are subject to the successful completion of clinical trials and the Company's ability to raise significant additional investment capital to fund the completion of such trials.

         Research and development costs totaled approximately $4,290,000 for the first nine months of fiscal 1999 compared to $2,845,000 for the same period of the previous year. The increase of $1,445,000 (51%) included an increase in research related salaries and support fees of $169,600, an increase in foreign lab supplies expense of $292,800, and an increase in equipment maintenance costs of $106,800. The Company also recognized an additional $472,500 in research and development expenses incurred by IFM associated with the clinical testing of LEUKOVAX. The Company has also recognized $319,000 in compensation expense on warrants issued to scientific consultants, pursuant to FAS 123. These expenses were not incurred in the prior year. These increases were offset by a decrease in domestic lab supplies expense of $232,900. The decrease in domestic lab supplies expense is representative of the decreased development activity, related to OMNIFERON, being performed domestically, as the technology transfer to the Companies Scottish facility was deemed completed in November 1997. Research and development costs, however, will continue to increase in the following periods as the Company commences clinical trials of OMNIFERON (See Liquidity and Capital Resources above).

         Research and development costs increased by $828,000 during the third fiscal quarter, an increase of 90% over the third quarter of the prior year. This increase included an increase in research related salaries and support fees of $203,153, an increase in equipment maintenance costs of $54,000, and an increase in lab supplies expense of $194,100. These increases were attributed primarily to expanded process scale-up projects in the Company's Scotland facility. The increase between the periods also included $76,300 attributable to expenses incurred related to clinical testing of LEUKOVAX. The Company incurred $110,700 in expenses related to compensation expense on warrants issued to scientific consultants.

         General and administrative expenses totaled approximately $4,191,000 for the nine months ended March 31, 1999, an increase of approximately $189,000 from the same period of the preceding year. The Company waived a 90-day expiration provision on stock options held by three directors who were not re-elected to the Board of Directors. Accordingly, the Company recognized $324,500 in compensation expense, pursuant to the provisions of FAS 123. The increased expenses are offset by a decrease in insurance costs of $79,500 from the prior year due to favorable rates obtained on policy renewals. The Company also experienced a decrease of $73,000 in legal fees between periods due to the settlement of litigation during the prior year, as well as the completion of contract negotiations.

         General and administrative expenses decreased $174,000 during the third fiscal quarter when compared to the previous year. This decrease reflected a decrease in legal fees, primarily due to fees incurred in the prior year related to negotiations not incurred during the current year and reduction in legal fees associated with a law suit filed against the Company and other defendants in November 1997. See Note C to Notes to Consolidated Condensed Financial Statements.

         The significant decrease in interest expense, which was realized during the current fiscal period, is attributable to the payment-in-full of a $9,720,241 Promissory Note during the prior year.

         Management anticipates operational losses will continue increasing, as the Company commences clinical trials of OMNIFERON and continues investigating business opportunities. During January 1999, the Company began implementing a cost-reduction plan, whereby the Company estimates saving approximately $2.4 million annually in current operating expenses. The reductions include the elimination of administrative and research positions in the U.S. costing approximately $1.6 million, as well as the closing of its Florida-based research facility saving an additional $800,000 annually. The changes in operations reflect the Company's shift from developing Omniferon(TM) in its laboratories to scale-up development and conducting clinical research in the EU. As a result, while significant savings will be realized in the US, these savings will be more than offset by increasing expenses incurred in Company's Scottish facilities related to scale-up process and clinical trials.

YEAR 2000

         The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon which the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Product produced for planned clinical trials and eventually for commercial scale production.

         The Company will utilize both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth fiscal quarter of 1998. Due to the limited size of the Company's administrative staff, to-date most of this work is being performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by July 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $50,000 to $70,000, including projected hardware replacements indicated. Funding for the evaluation and corrective phases will be provided from general working capital.

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

         The costs and projected completion dates of the Company's Year 2000 compliance program is based on management's best estimates and is dependent in large part upon compliance programs of external third parties including scientific equipment and software vendors over whom the Company has no direct control. Accordingly, the inability of the Company or critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on the Company's operations from a product development, clinical trial or commercial manufacturing standpoint, negatively affecting its financial condition, results of operations and cash flows.

PART II - OTHER INFORMATION

Item 5. Other Information

         The Company had received correspondence from the NASDAQ Stock Market expressing concern that the Company's Common Stock has failed to maintain a closing bid price of greater than $1.00 for a specified period of time in accordance with NASDAQ Marketplace Rule 4450 (a) (5). NASDAQ indicated that the Company had been provided with a 90-day period, ending March 16, 1999, to regain compliance with Marketplace Rule 4450 (a) (5) by demonstrating compliance for a minimum of ten consecutive days of the minimum closing bid price requirement. In the event of non-compliance, the Company was afforded with the right to request a hearing to present its basis for compliance or plan to regain compliance, with applicable maintenance listing requirements. The Company requested an oral hearing before the NASDAQ Qualifications Panel. Failure to demonstrate long term compliance may result in the delisting of the Company's Common Stock from NASDAQ.

         On May 6, 1999, representatives of the Company presented a compliance plan before the Panel which included a request for additional time to meet the minimum listing requirements and provided for a reverse-split of the Company's common stock, if necessary, to achieve the $1.00 minimum bid requirement. The Company is currently awaiting the decision of NASDAQ.

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



                                           VIRAGEN, INC.



                                           By: /s/ Dennis W. Healey
                                               --------------------------------
                                               Dennis W. Healey
                                               Executive Vice President and
                                               Principal Financial Officer



                                           By: /s/ Jose I. Ortega
                                               --------------------------------
                                               Jose I. Ortega
                                               Controller and
                                               Principal Accounting Officer

Dated:    May 12, 1999