Form 10-K405/A
period 1998-06-30
VIRAGEN INC
filed 1999-06-21
CIK 353482

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

          (lviii) Cooperation and Supply Agreement between the Company, Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998, except for related exhibits filed herein) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

          (lix) Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

          (lx) Agreement between the Company and the American Red Cross dated August 18, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

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

          (lxiii) Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

          (lxiv) Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

          (lxv) Dennis W. Healey Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

          (lxvi) Dennis W. Healey Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

          (lxvii) Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

     (11) Statement re computation of loss per share (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30,
     1998).

     (21) Subsidiaries of the registrant (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

     (23) Consent of Independent Certified Public Accountants (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).

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

Dated: June 9, 1999

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

                      NAME                                     TITLE                       DATE
                      ----                                     -----                       ----

                /s/ GERALD SMITH                  Chairman of the Board of            June 9, 1999
------------------------------------------------    Directors, Principal Executive
                  Gerald Smith                      Officer and President

                                                  Chief Executive Officer and         June 9, 1999
------------------------------------------------    Director
                Robert H. Zeiger

               /s/ CARL N. SINGER                 Director and Chairman of the        June 9, 1999
------------------------------------------------    Executive Committee
                 Carl N. Singer

              /s/ DENNIS W. HEALEY                Executive Vice President,           June 9, 1999
------------------------------------------------    Treasurer, Principal Financial
                Dennis W. Healey                    Officer and Director

             /s/ CHARLES J. SIMONS                Director and Chairman of the        June 9, 1999
------------------------------------------------    Audit, Finance and
               Charles J. Simons                    Compensation Committee

             /s/ PETER D. FISCHBEIN               Director                            June 9, 1999
------------------------------------------------
               Peter D. Fischbein

               /s/ SIDNEY DWORKIN                 Director                            June 9, 1999
------------------------------------------------
                 Sidney Dworkin

               /s/ JOSE I. ORTEGA                 Controller and Principal            June 9, 1999
------------------------------------------------    Accounting Officer
                 Jose I. Ortega