Form 10-Q/A
period 1999-03-31
VIRAGEN INC
filed 1999-06-21
CIK 353482

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

             Exhibit 11 - Computation of Per Share Earnings
             Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                       Nine Months Ended
                                                                   March 31,                                March 31,
                                                     ---------------------------------------    ----------------------------------
                                                           1999                 1998                 1999               1998
                                                     -----------------    ------------------    ---------------    ---------------
INCOME
     Interest and other income                        $   143,929               $ 216,886        $   313,307        $   988,652
                                                     -----------------    ------------------    ---------------    ---------------
                                                          143,929                 216,886            313,307            988,652
COSTS AND EXPENSES
     Research and development costs                     1,745,589                 917,815          4,289,624          2,845,495
     Selling, general and administrative
            expenses                                    1,287,258               1,461,747          4,190,700          4,001,805
     Interest expense                                      74,532                 122,269             95,980            576,664
                                                     -----------------    ------------------    ---------------    ---------------
                                                        3,107,379               2,501,831          8,576,304          7,423,964
                                                     -----------------    ------------------    ---------------    ---------------
     Loss before minority interest                     (2,963,450)             (2,284,945)        (8,262,997)        (6,435,312)

     Minority interest in loss of consolidated
             subsidiaries                                 288,547                 199,956            772,355          1,077,777
                                                     -----------------    ------------------    ---------------    ---------------
              NET LOSS                                 (2,674,903)             (2,084,989)        (7,490,642)        (5,357,535)
     Deduct required dividends on convertible
      preferred stock, Series A                               663                     663              1,988              1,988
     Deduct required dividends on convertible
      preferred stock, Series D                                --                      --                 --            169,221
     Deduct required dividends on convertible
      preferred stock, Series E                                --                      --                 --             65,418
     Deduct required dividends on convertible
      preferred stock, Series F                                --                  38,513                 --            230,416
     Deduct required dividends on redeemable
      preferred stock, Series G                                --                   5,420                 --             83,080
     Deduct required dividends on redeemable
      preferred stock, Series H                            37,846                 242,734            676,498            242,734
     Deduct required dividends on redeemable
      preferred stock, Series I                            17,875                      --            320,581                 --
                                                     -----------------    ------------------    ---------------    ---------------
LOSS ATTRIBUTABLE TO COMMON STOCK                     $(2,731,287)            $(2,372,319)       $(8,489,709)       $(6,150,392)
                                                     =================    ==================    ===============    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE,
         after deduction for required dividends on
         convertible preferred stock                  $     (0.04)            $     (0.05)       $     (0.15)       $     (0.12)
                                                     =================    ==================    ===============    ===============

     Weighted average shares outstanding               64,670,527              52,342,364         57,648,132         49,766,591
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

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -(CONTINUED)

                                                                           March 31,                    June 30,
                                                                             1999                        1998
                                                                     ----------------------       ----------------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                     $  1,181,629               $     829,661
      Accrued expenses and other liabilities                                    488,405                     708,005
      8% Redeemable convertible notes                                         2,000,000                          --
      Current portion of long-term debt                                         159,612                     171,277
                                                                     ----------------------       ----------------------
         TOTAL CURRENT LIABILITIES                                            3,829,646                   1,708,943

ROYALTIES PAYABLE                                                               107,866                     107,866
DEFERRED INCOME                                                                      --                     200,000
LONG-TERM DEBT, less current portion                                            161,585                     280,094

MINORITY INTEREST IN SUBSIDIARIES                                               544,019                     525,936

SERIES H cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 500 shares at June 30, 1998                                          --                   5,146,851
SERIES I cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 11 and 200 shares at March 31, 1999
    and June 30, 1998,  respectively                                            118,727                   2,039,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding
     2,650 shares.  Liquidation preference value:  $10 per share
     aggregating $26,500                                                          2,650                       2,650
   Common stock, $.01 par value.  Authorized 75,000,000 shares;
     issued 66,450,289 and 53,416,912 shares at March 31, 1999 and June 30,
     1998, respectively, of which 845,277 and 606,277 shares are held as
     treasury stock on March 31, 1999 and June 30, 1998, respectively           664,501                     534,168
   Capital in excess of par value                                            53,737,697                  45,686,143
   Treasury stock                                                            (1,277,523)                   (996,541)
   Retained deficit                                                         (47,357,982)                (39,624,889)
   Accumulated other comprehensive income                                       137,929                     284,990
   Notes due from officers/directors                                           (470,451)                         --
                                                                     ----------------------       ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                           5,436,821                   5,886,521
                                                                     ----------------------       ----------------------
                                                                           $ 10,198,664                 $15,895,225
                                                                     ======================       ======================



            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                 ------------------------------------------------
                                                                        1999                        1998
                                                                 -----------------------     --------------------
OPERATING ACTIVITIES
     Net Loss                                                         $ (7,490,642)          $ (5,357,535)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                     472,484                592,017
           Compensation expense on stock options                           513,214                     --
         Minority interest in loss of subsidiary                          (772,355)            (1,077,777)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                 (135,306)                66,701
         Due from employees and officers                                    (8,868)                (6,807)
         Other current assets                                              440,143                344,832
         Investment in Inflammatics, Inc.                                  613,878                     --
         Deposit and other assets                                          211,823                (97,034)
         Accounts payable                                                  351,968               (993,286)
         Accrued expenses and other liabilities                           (222,925)              (282,141)
         Deferred Income                                                  (200,000)               200,000
                                                                 -----------------------     --------------------
           Net cash used in operating activities                        (6,226,586)            (6,611,030)

INVESTING ACTIVITIES
     Sale of marketable securities,
        available-for-sale                                               6,108,504             10,852,380
     Purchase of equity in Inflammatics, Inc.                           (1,100,000)                    --
     Addition to property, plant and  equipment, net                      (372,547)            (1,401,126)
                                                                 -----------------------     --------------------
     Net cash provided by investing activities                           4,635,957              9,451,254





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

NOTE D - COMPREHENSIVE LOSS

                                                           Three Months Ended                          Nine Months Ended
                                                               March 31,                                   March 31,
                                                 ---------------------------------------    --------------------------------------
                                                        1999                 1998                  1999                  1998
                                                ------------------  -------------------   -------------------   ------------------
Net loss                                             $(2,674,903)        $(2,084,989)          $(7,490,642)          $(5,357,535)
Other comprehensive income (expense):
     Currency translation adjustment                    (108,829)             56,328              (149,152)               22,278
     Net unrealized gain on
      Marketable securities                                 (762)            (16,471)                2,091                 6,835
                                                ------------------  -------------------   -------------------   ------------------

Total comprehensive loss                             $(2,784,494)        $(2,045,132)          $(7,637,703)          $(5,328,422)
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

         The Company has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $7,490,642 and $5,357,535, for the nine month periods ended March 31, 1999 and 1998, respectively, and $7,856,136 and $4,775,245, for fiscal years ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of approximately $930,000 on March 31, 1999, a decrease in working capital of $8,772,000 from the previous year end balance. This decrease was due in part to cash disbursements totaling $1,100,000 for the purchase of an equity interest in Inflammatics, Inc., as well as additions to property, plant and equipment of approximately $373,000, and operational losses of $7,490,642.

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

Dated:    June 18, 1999