Form 10-K/A
period 1998-06-30
VIRAGEN INC
filed 1999-07-16
CIK 353482

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form S-3, File No. 333-50429, dated April 17,
1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 1998

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

          (lxvii) Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998). (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

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

Dated: July 14, 1999

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

                      NAME                                     TITLE                       DATE
                      ----                                     -----                       ----

                /s/ GERALD SMITH                  Chairman of the Board of            July 14, 1999
------------------------------------------------    Directors, Principal Executive
                  Gerald Smith                      Officer and President

                                                  Chief Executive Officer and         July 14, 1999
------------------------------------------------    Director
                Robert H. Zeiger

               /s/ CARL N. SINGER                 Director and Chairman of the        July 14, 1999
------------------------------------------------    Executive Committee
                 Carl N. Singer

              /s/ DENNIS W. HEALEY                Executive Vice President,           July 14, 1999
------------------------------------------------    Treasurer, Principal Financial
                Dennis W. Healey                    Officer and Director

             /s/ CHARLES J. SIMONS                Director and Chairman of the        July 14, 1999
------------------------------------------------    Audit, Finance and
               Charles J. Simons                    Compensation Committee

             /s/ PETER D. FISCHBEIN               Director                            July 14, 1999
------------------------------------------------
               Peter D. Fischbein

               /s/ SIDNEY DWORKIN                 Director                            July 14, 1999
------------------------------------------------
                 Sidney Dworkin

               /s/ JOSE I. ORTEGA                 Controller and Principal            July 14, 1999
------------------------------------------------    Accounting Officer
                 Jose I. Ortega