Form 10-Q/A
period 1999-03-31
VIRAGEN INC
filed 1999-07-16
CIK 353482

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

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   March 31,                        June 30,
                                                                      1999                            1998
                                                               -----------------------          ----------------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $  1,969,200                      $ 2,708,317
   Marketable securities, available-for-sale                                 --                        6,105,076
   Prepaid expenses                                                     342,301                          206,995
   Due from employees                                                    58,514                           60,597
   Other current assets                                                 530,210                          470,353
                                                               -----------------------          ----------------------
                  TOTAL CURRENT ASSETS                                2,900,225                        9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                    3,526,553                        3,538,926
   Equipment and furniture                                            5,571,901                        5,311,327
   Construction in progress                                             158,263                           48,655
                                                               -----------------------          ----------------------
                                                                      9,256,717                        8,898,908
   Less accumulated depreciation                                     (3,202,573)                      (2,744,827)
                                                               -----------------------          ----------------------
                                                                      6,054,144                        6,154,081

Investment in Inflammatics, Inc.                                        815,122                               --

DEPOSITS AND OTHER ASSETS                                               195,239                          189,806
                                                               -----------------------          ----------------------
                                                                    $ 9,964,730                      $15,895,225
                                                               =======================          ======================






            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -(CONTINUED)

                                                                           March 31,                    June 30,
                                                                             1999                        1998
                                                                     ----------------------       ----------------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                     $  1,181,629               $     829,661
      Accrued expenses and other liabilities                                    488,405                     708,005
      8% Redeemable convertible notes                                         1,766,066                          --
      Current portion of long-term debt                                         159,612                     171,277
                                                                     ----------------------       ----------------------
         TOTAL CURRENT LIABILITIES                                            3,595,712                   1,708,943

ROYALTIES PAYABLE                                                               107,866                     107,866
DEFERRED INCOME                                                                      --                     200,000
LONG-TERM DEBT, less current portion                                            161,585                     280,094

MINORITY INTEREST IN SUBSIDIARIES                                               544,019                     525,936

SERIES H cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 500 shares at June 30, 1998                                          --                   5,146,851
SERIES I cumulative convertible preferred stock, $1.00
    par value.  Authorized 500 shares; issued and
    outstanding 11 and 200 shares at March 31, 1999
    and June 30, 1998,  respectively                                            118,727                   2,039,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding
     2,650 shares.  Liquidation preference value:  $10 per share
     aggregating $26,500                                                          2,650                       2,650
   Common stock, $.01 par value.  Authorized 75,000,000 shares;
     issued 66,450,289 and 53,416,912 shares at March 31, 1999 and June 30,
     1998, respectively, of which 845,277 and 606,277 shares are held as
     treasury stock on March 31, 1999 and June 30, 1998, respectively           664,501                     534,168
   Capital in excess of par value                                            53,737,697                  45,686,143
   Treasury stock                                                            (1,277,523)                   (996,541)
   Retained deficit                                                         (47,357,982)                (39,624,889)
   Accumulated other comprehensive income                                       137,929                     284,990
   Notes due from officers/directors                                           (470,451)                         --
                                                                     ----------------------       ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                           5,436,821                   5,886,521
                                                                     ----------------------       ----------------------
                                                                           $  9,964,730                 $15,895,225
                                                                     ======================       ======================



            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                 ------------------------------------------------
                                                                        1999                        1998
                                                                 -----------------------     --------------------
OPERATING ACTIVITIES
     Net Loss                                                         $ (7,490,642)          $ (5,357,535)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                     472,484                592,017
           Compensation expense on stock options                           513,214                     --
         Minority interest in loss of subsidiary                          (772,355)            (1,077,777)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                 (135,306)                66,701
         Due from employees and officers                                    (8,868)                (6,807)
         Other current assets                                              440,143                344,832
         Investment in Inflammatics, Inc.                                  613,878                     --
         Deposit and other assets                                          177,796                (97,034)
         Accounts payable                                                  351,968               (993,286)
         Accrued expenses and other liabilities                           (222,925)              (282,141)
         8% Redeemable convertible notes                                    34,027                     --
         Deferred Income                                                  (200,000)               200,000
                                                                 -----------------------     --------------------
           Net cash used in operating activities                        (6,226,586)            (6,611,030)

INVESTING ACTIVITIES
     Sale of marketable securities,
        available-for-sale                                               6,108,504             10,852,380
     Purchase of equity in Inflammatics, Inc.                           (1,100,000)                    --
     Addition to property, plant and  equipment, net                      (372,547)            (1,401,126)
                                                                 -----------------------     --------------------
     Net cash provided by investing activities                           4,635,957              9,451,254





            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                               ------------------------------------------------------
                                                                       1999                            1998
                                                               ----------------------          ----------------------
FINANCING ACTIVITIES
     Payments on long-term debt                                     $ (130,174)                  $    (27,876)
     Proceeds from issuance of 8% Redeemable convertible
         notes, net                                                  1,093,859
     Proceeds from sale of detachable warrants on
         convertible notes                                             267,961                             --
     Payment of dividends on preferred stocks                               --                     (1,260,561)
     Payments on note payable                                               --                     (6,480,161)
     Purchase of treasury stock                                       (280,982)                      (297,391)
     Proceeds from sale of Series H preferred stock, net                    --                      4,625,475
     Refund of paid in capital                                              --                     (1,391,198)
     Exercise of cash-out option on conversion of Series F
         preferred stock                                                    --                     (2,773,200)
     Redemption of preferred stock, Series G                                --                     (3,542,000)
     Proceeds from exercise of options and warrants                     50,000                         67,894
                                                               ----------------------          ----------------------
     Net cash provided by (used in) financing activities             1,000,664                    (11,079,018)

Effect of exchange rate fluctuations on cash                          (149,152)                        22,278
                                                               ----------------------          ----------------------
Decrease in cash                                                      (739,117)                    (8,216,516)

Cash and cash equivalents at beginning of period                     2,708,317                     12,873,301
                                                               ----------------------          ----------------------
Cash and cash equivalents at end of period                        $  1,969,200                  $   4,656,785
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

         The decline in interest and other income compared to the same period of the previous year reflects the reduction in principal invested between periods. This reduction results primarily from operational losses, cash investment in Inflammatics, Inc., and expenditures associated with expansion of the Company's laboratory and manufacturing facility in Scotland.

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

Dated:    July 14, 1999