Form 10-Q/A
period 1998-12-31
VIRAGEN INC
filed 1999-07-26
CIK 353482

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

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 11 - Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                       ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
INCOME
     Interest and other income                         $     62,285      $    337,915      $    169,378      $    771,766
                                                       ------------      ------------      ------------      ------------
                                                             62,285           337,915           169,378           771,766
COSTS AND EXPENSES
     Research and development costs                       1,088,915           857,956         2,029,329         1,927,680
     General and administrative expenses                  1,300,462         1,472,491         2,903,442         2,540,058
     Equity in losses of unconsolidated company             399,041                --           514,706                --
     Interest expense                                         9,691           198,481            21,448           454,395
                                                       ------------      ------------      ------------      ------------
                                                          2,798,109         2,528,928         5,468,925         4,922,133
                                                       ------------      ------------      ------------      ------------
     Loss before minority interest                       (2,735,824)       (2,191,013)       (5,299,547)       (4,150,367)

     Minority interest in loss of consolidated
             subsidiaries                                   318,125           779,355           483,808           877,821
                                                       ------------      ------------      ------------      ------------
              NET LOSS                                   (2,417,699)       (1,411,658)       (4,815,739)       (3,272,546)
     Deduct required dividends on convertible
       preferred stock, Series A                                663               663             1,325             1,325
     Deduct required dividends on cvertible
       preferred stock, Series D                                 --                --                --           169,221
     Deduct required dividends on convertible
       preferred stock, Series E                                 --                --                --            65,418
     Deduct required dividends on convertible
       preferred stock, Series F                                 --           141,459                --           191,903
     Deduct required dividends on redeemable
       preferred stock, Series G                                 --            50,811                --            77,660
     Deduct required dividends on redeemable
       preferred stock, Series H                            206,428                --           638,652                --
     Deduct required dividends on redeemable
       preferred stock, Series I                             97,615                --           302,706                --
                                                       ============      ============      ============      ============
LOSS ATTRIBUTABLE TO COMMON STOCK                      $ (2,722,405)     $ (1,604,591)     $ (5,758,422)     $ (3,778,073)
                                                       ============      ============      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE,
         after deduction for required dividends on
       convertible preferred stock                     $      (0.05)     $      (0.03)     $      (0.10)     $      (0.08)
                                                       ============      ============      ============      ============

     Weighted average shares outstanding                 57,147,051        49,678,398        55,223,160        48,532,715
                                                       ============      ============      ============      ============


           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  December 31,       June 30,
                                                      1998             1998
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                     $  2,387,952      $  2,708,317
   Marketable securities, available-for-sale          303,187         6,105,076
   Prepaid expenses                                   400,260           206,995
   Due from employees                                  63,321            60,597
   Other current assets                               149,973           470,353
                                                 ------------      ------------
                  TOTAL CURRENT ASSETS              3,304,693         9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                  3,574,867         3,538,926
   Equipment and furniture                          5,488,830         5,311,327
   Construction in progress                           162,328            48,655
                                                 ------------      ------------
                                                    9,226,025         8,898,908
   Less accumulated depreciation                   (3,055,852)       (2,744,827)
                                                 ------------      ------------
                                                    6,170,173         6,154,081

Investment in unconsolidated company                  914,294                --

DEPOSITS AND OTHER ASSETS                              66,830           189,806
                                                 ============      ============
                                                 $ 10,455,990      $ 15,895,225
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
OPERATING ACTIVITIES
     Net Loss                                                       $(4,815,739)     $(3,272,546)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                  313,215          385,659
         Compensation expense on stock options                          414,313               --
         Bonus to directors                                               2,500               --
         Minority interest in loss of subsidiary                       (483,808)        (877,821)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                              (193,265)          12,895
         Due from employees and officers                                (10,087)          (4,372)
         Other current assets                                           320,380          237,518
         Investment in unconsolidated company                           514,706               --
         Deposit and other assets                                       122,976          (11,191)
         Accounts payable                                              (140,125)      (1,175,139)
         Accrued expenses and other liabilities                        (386,216)        (173,287)
                                                                    -----------      -----------
           Net cash used in operating activities                     (4,341,150)      (4,878,284)

INVESTING ACTIVITIES
     Sale of marketable securities,
         available-for-sale, net                                      5,806,566        1,927,844
     Purchase of equity in Inflammatics, Inc.                        (1,100,000)              --
     Purchase of property, plant and equipment, net                    (329,307)      (1,062,351)
                                                                    -----------      -----------
     Net cash provided by investing activities                        4,377,259          865,493


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

         The Company owns a 10% equity interest in Inflammatics, Inc. ("IFM"), a biopharmaceutical company currently in the research and development stage. While the Company has the option to increase its ownership up to 80%, the financial accounts of IFM are not consolidated with those of the Company. Accordingly, the Company accounts for its investment in IFM under the equity method of accounting. The parties that own the remaining 90% equity in IFM are not currently funding its research and development efforts. Accordingly, while the Company only owns 10% of IFM, it is recognizing 100% of the losses incurred by IFM. The Company is also expensing its excess investment costs ratably, as research is performed by IFM.

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

         Research and development costs totaled approximately $2,029,000 for the first six months of fiscal 1999 compared to $1,928,000 for the same period of the previous year. The increase of $101,000 (5%) included an increase in research related salaries and support fees of $78,000 and an increase in equipment maintenance costs of $73,000. These increases were offset by a decrease in consolidated lab supplies expense of $120,000.

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

         Research and development costs increased by $231,000 during the second fiscal quarter, an increase of 27% over the second quarter of the prior year. This increase included an increase in research related salaries and support fees of $82,000, an increase in equipment maintenance costs of $48,000 and an increase in lab supplies expense of $74,000. These increases were attributable primarily to expanded process scale-up projects in the Company's Scottish facility.

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

         The Company recognized approximately $515,000 in losses related to its investment in Inflammatics, Inc. during the six months ended December 31, 1998. The loss related to Inflammatics totaled $399,000 during the second fiscal quarter. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the expensing of the Company's excess investment costs.

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

Dated: July 22, 1999