Form 10-Q/A
period 1999-03-31
VIRAGEN INC
filed 1999-07-26
CIK 353482

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

             Exhibit 11 - Computation of Per Share Earnings
             Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                       Nine Months Ended
                                                                   March 31,                                March 31,
                                                     ---------------------------------------    ----------------------------------
                                                           1999                 1998                 1999               1998
                                                     -----------------    ------------------    ---------------    ---------------
INCOME
     Interest and other income                        $   143,929               $ 216,886        $   313,307        $   988,652
                                                     -----------------    ------------------    ---------------    ---------------
                                                          143,929                 216,886            313,307            988,652
COSTS AND EXPENSES
     Research and development costs                     1,646,417                 917,815          3,675,746          2,845,495
     Selling, general and administrative
            expenses                                    1,287,258               1,461,747          4,190,700          4,001,805
     Equity in losses of unconsolidated
            company                                        99,172                      --            613,878                 --
     Interest expense                                      74,532                 122,269             95,980            576,664
                                                     -----------------    ------------------    ---------------    ---------------
                                                        3,107,379               2,501,831          8,576,304          7,423,964
                                                     -----------------    ------------------    ---------------    ---------------
     Loss before minority interest                     (2,963,450)             (2,284,945)        (8,262,997)        (6,435,312)

     Minority interest in loss of consolidated
             subsidiaries                                 288,547                 199,956            772,355          1,077,777
                                                     -----------------    ------------------    ---------------    ---------------
              NET LOSS                                 (2,674,903)             (2,084,989)        (7,490,642)        (5,357,535)
     Deduct required dividends on convertible
      preferred stock, Series A                               663                     663              1,988              1,988
     Deduct required dividends on convertible
      preferred stock, Series D                                --                      --                 --            169,221
     Deduct required dividends on convertible
      preferred stock, Series E                                --                      --                 --             65,418
     Deduct required dividends on convertible
      preferred stock, Series F                                --                  38,513                 --            230,416
     Deduct required dividends on redeemable
      preferred stock, Series G                                --                   5,420                 --             83,080
     Deduct required dividends on redeemable
      preferred stock, Series H                            37,846                 242,734            676,498            242,734
     Deduct required dividends on redeemable
      preferred stock, Series I                            17,875                      --            320,581                 --
                                                     -----------------    ------------------    ---------------    ---------------
LOSS ATTRIBUTABLE TO COMMON STOCK                     $(2,731,287)            $(2,372,319)       $(8,489,709)       $(6,150,392)
                                                     =================    ==================    ===============    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE,
         after deduction for required dividends on
         convertible preferred stock                  $     (0.04)            $     (0.05)       $     (0.15)       $     (0.12)
                                                     =================    ==================    ===============    ===============

     Weighted average shares outstanding               64,670,527              52,342,364         57,648,132         49,766,591
                                                     =================    ==================    ===============    ===============



           See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   March 31,                        June 30,
                                                                      1999                            1998
                                                               -----------------------          ----------------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $  1,969,200                      $ 2,708,317
   Marketable securities, available-for-sale                                 --                        6,105,076
   Prepaid expenses                                                     342,301                          206,995
   Due from employees                                                    58,514                           60,597
   Other current assets                                                 530,210                          470,353
                                                               -----------------------          ----------------------
                  TOTAL CURRENT ASSETS                                2,900,225                        9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                    3,526,553                        3,538,926
   Equipment and furniture                                            5,571,901                        5,311,327
   Construction in progress                                             158,263                           48,655
                                                               -----------------------          ----------------------
                                                                      9,256,717                        8,898,908
   Less accumulated depreciation                                     (3,202,573)                      (2,744,827)
                                                               -----------------------          ----------------------
                                                                      6,054,144                        6,154,081

Investment in unconsolidated company                                    815,122                               --

DEPOSITS AND OTHER ASSETS                                               195,239                          189,806
                                                               -----------------------          ----------------------
                                                                    $ 9,964,730                      $15,895,225
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                 ------------------------------------------------
                                                                        1999                        1998
                                                                 -----------------------     --------------------
OPERATING ACTIVITIES
     Net Loss                                                         $ (7,490,642)          $ (5,357,535)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                     472,484                592,017
           Compensation expense on stock options                           513,214                     --
         Minority interest in loss of subsidiary                          (772,355)            (1,077,777)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                 (135,306)                66,701
         Due from employees and officers                                    (8,868)                (6,807)
         Other current assets                                              440,143                344,832
         Investment in unconsolidated company                              613,878                     --
         Deposit and other assets                                          177,796                (97,034)
         Accounts payable                                                  351,968               (993,286)
         Accrued expenses and other liabilities                           (222,925)              (282,141)
         8% Redeemable convertible notes                                    34,027                     --
         Deferred Income                                                  (200,000)               200,000
                                                                 -----------------------     --------------------
           Net cash used in operating activities                        (6,226,586)            (6,611,030)

INVESTING ACTIVITIES
     Sale of marketable securities,
        available-for-sale                                               6,108,504             10,852,380
     Purchase of equity in Inflammatics, Inc.                           (1,100,000)                    --
     Addition to property, plant and  equipment, net                      (372,547)            (1,401,126)
                                                                 -----------------------     --------------------
     Net cash provided by investing activities                           4,635,957              9,451,254





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

         Research and development costs totaled approximately $3,676,000 for the first nine months of fiscal 1999 compared to $2,845,000 for the same period of the previous year. The increase of $831,000 (29%) included an increase in research related salaries and support fees of $169,600, an increase in foreign lab supplies expense of $292,800, and an increase in equipment maintenance costs of $106,800. The Company has also recognized $178,000 in compensation expense on warrants issued to scientific consultants, pursuant to FAS 123. These expenses were not incurred in the prior year. These increases were offset by a decrease in domestic lab supplies expense of $232,900. The decrease in domestic lab supplies expense is representative of the decreased development activity, related to OMNIFERON, being performed domestically, as the technology transfer to the Companies Scottish facility was deemed completed in November 1997. Research and development costs, however, will continue to increase in the following periods as the Company commences clinical trials of OMNIFERON (See Liquidity and Capital Resources above).

         Research and development costs increased by $728,000 during the third fiscal quarter, an increase of 79% over the third quarter of the prior year. This increase included an increase in research related salaries and support fees of $203,153, an increase in equipment maintenance costs of $54,000, and an increase in lab supplies expense of $194,100. These increases were attributed primarily to expanded process scale-up projects in the Company's Scotland facility. The Company incurred $87,900 in expenses related to compensation expense on warrants issued to scientific consultants.

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

         The Company recognized approximately $614,000 in losses related to its investment in Inflammatics, Inc. during the nine months ended March 31, 1999. The loss related to Inflammatics totaled $99,000 during the third fiscal quarter. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the expensing of the Company's excess investment costs.

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

Dated:    July 22, 1999