Form 10-Q/A
period 1999-03-31
VIRAGEN INC
filed 1999-07-26
CIK 353482

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                          September 30,
                                                                    --------------------------
                                                                        1998           1997
                                                                    -----------    -----------
INCOME
     Interest and other income                                      $   107,093    $   433,851
                                                                    -----------    -----------
                                                                        107,093        433,851
COSTS AND EXPENSES
     Research and development costs                                     940,414      1,069,724
     General and administrative expenses                              1,602,980      1,067,567
     Equity in losses of unconsolidated company                         115,665             --
     Interest expense                                                    11,757        255,914
                                                                    -----------    -----------
                                                                      2,670,816      2,393,205
                                                                    -----------    -----------
     Loss before minority interest                                   (2,563,723)    (1,959,354)

     Minority interest in loss of consolidated
       subsidiaries                                                     165,683         98,466
                                                                    -----------    -----------
              NET LOSS                                               (2,398,040)    (1,860,888)
     Deduct required dividends on convertible preferred stock,
       Series A                                                             663            663
     Deduct required dividends on convertible preferred stock,
       Series D                                                              --        169,221
     Deduct required dividends on convertible preferred stock,
       Series E                                                              --         65,418
     Deduct required dividends on convertible preferred stock,
       Series F                                                              --         50,444
     Deduct required dividends on redeemable preferred stock,
       Series G                                                              --         26,849
     Deduct required dividends on redeemable preferred stock,
       Series H                                                         432,224             --
     Deduct required dividends on redeemable preferred stock,
       Series I                                                         205,091             --
                                                                    -----------    -----------

LOSS ATTRIBUTABLE TO COMMON STOCK                                   $(3,036,018)   $(2,173,483)
                                                                    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE,
         After deduction for required dividends on convertible
         preferred stock                                               $  (0.06)      $  (0.05)
                                                                    ===========    ===========

       Weighted average shares outstanding                           53,299,268     47,357,382
                                                                    ===========    ===========







            See notes to consolidated condensed financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        September 30,      June 30,
                                                                             1998            1998
                                                                        -------------    ------------
ASSETS                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                             $  4,087,258    $  2,708,317
   Marketable securities, available-for-sale                                1,016,465       6,105,076
   Prepaid expenses                                                           212,031         206,995
   Due from employees                                                          63,600          60,597
   Other current assets                                                       272,111         470,353
                                                                         ------------    ------------
                  TOTAL CURRENT ASSETS                                      5,651,465       9,551,338

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                          3,594,290       3,538,926
   Equipment and furniture                                                  5,501,548       5,311,327
   Construction in progress                                                    66,809          48,655
                                                                         ------------    ------------
                                                                            9,162,647       8,898,908
   Less accumulated depreciation                                           (2,906,313)     (2,744,827)
                                                                         ------------    ------------
                                                                            6,256,334       6,154,081

Investment in unconsolidated company                                        1,254,335              --

DEPOSITS AND OTHER ASSETS                                                     204,994         189,806
                                                                         ------------    ------------
                                                                         $ 13,367,128    $ 15,895,225
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                           1998           1997
                                                        -----------    -----------
OPERATING ACTIVITIES
     Net Loss                                           $(2,398,040)   $(1,860,888)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                      154,967        270,815
         Compensation expense on stock options              355,312             --
         Minority interest in loss of subsidiary           (165,683)       (98,466)
     Increase (decrease) relating to operating
         activities from:
         Prepaid expenses                                    (5,036)        32,122
         Due from employees and officers                     (4,371)        (2,765)
         Other current assets                               198,242        (64,904)
         Investment in unconsolidated company               115,665             --
         Deposit and other assets                           (15,188)          (294)
         Accounts payable                                  (144,974)      (596,901)
         Accrued expenses and other liabilities            (362,537)        31,675
                                                        -----------    -----------
           Net cash used in operating activities         (2,271,643)    (2,289,606)

INVESTING ACTIVITIES
     Sale (Purchase) of marketable securities,
         available-for-sale, net                          5,100,357     (4,640,299)
     Purchase of equity in Inflammatics, Inc.            (1,100,000)            --
     Purchase of property, plant and
         equipment, net                                    (257,220)      (584,751)
                                                        -----------    -----------
         Net cash provided by (used in) investing
           activities                                   $ 3,743,137    $(5,225,050)





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

         Research and development costs totaled approximately $940,000 for the first quarter of fiscal 1999 compared to $1,070,000 for the same period of the previous year. The decrease of $130,000 included a decrease in laboratory supplies expense of $194,100, and an increase in research related salaries and support fees of $25,700.

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

         The Company recognized approximately $116,000 in losses related to its investment in Inflammatics, Inc. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX.

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

Dated: July 22, 1999