Form 10-K405
period 1999-06-30
VIRAGEN INC
filed 1999-09-29
CIK 353482

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

       FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-10252
                             ---------------------

                                 VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE
            (State or other jurisdiction of                                     59-2101668
             incorporation or organization)                        (I.R.S. Employer Identification No.)
             865 SW 78TH AVENUE, SUITE 100,
                  PLANTATION, FLORIDA                                             33324
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 24, 1999 was approximately $48,400,000.

     As of September 24, 1999, the Company had outstanding 75,400,430 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Amendment No. 2 to Registration Statement on Form S-3, filed on July 16, 1999 (File No. 333-75749).

     Proxy Statement on Form DEF 14A, No. 99642501, dated June 4, 1999.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1999

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       Business....................................................    1
Item 2.       Properties..................................................   11
Item 3.       Legal Proceedings...........................................   11
Item 4.       Submission of Matters to a Vote of Security Holders.........   12

                                    PART II
Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   13
Item 6.       Selected Financial Data.....................................   13
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   14
Item 7a.      Quantitative and Qualitative Disclosures about Market
              Risk........................................................   21
Item 8.       Financial Statements and Supplementary Data.................   22
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures...................................   22

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........   22
Item 11.      Executive Compensation and Employment Agreements............   25
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   29
Item 13.      Certain Relationships and Related Transactions..............   30

                                    PART IV
Item 14.      Exhibits and Reports on Form 8-K............................   32

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Viragen, Inc. was organized in 1980 and is in the business of researching and developing products which help the human immune system resist viral infections. Our primary product is a natural interferon product named Omniferon(TM) which is produced from human white blood cells. Natural interferon stimulates and controls the human immune system. In addition, interferon may stem the growth of various viruses including those involved with diseases such as hepatitis, multiple sclerosis, certain cancers and HIV/AIDS.

     You may obtain additional information about us on our internet website www.viragen.com.

     Our product has not been approved by the United States Food and Drug Administration or the European Union regulatory authorities. Viragen will seek Food and Drug Administration and European Union regulatory authority approval for various uses of its Omniferon product in the future. This approval requires several years of clinical trials and substantial additional funds. Until 1993, we did not operate actively because of limited funds. Using funds raised in a series of equity financings, we are concentrating our efforts in obtaining approval for our Omniferon product initially in the European Union and eventually from the Food and Drug Administration for the United States.

     Our affiliate, Viragen (Scotland) Ltd., entered into a license and manufacturing agreement with the Common Services Agency of Scotland and the Scottish National Blood Transfusion Service. As a result of this agreement, the Blood Transfusion Service will help in the manufacture of Omniferon for exclusive distribution in the European Union and on a non-exclusive basis worldwide. The Blood Transfusion Service will receive royalties and special access to our Omniferon product. We have also entered into agreements with the American Red Cross, America's Blood Centers and the German Red Cross for supplies of white blood cells. These sources of white blood cells will enable us to manufacture Omniferon in sufficient quantities to conduct planned European Union and United States clinical trials and, subject to regulatory approvals, also provide for commercial manufacturing in the future.

     In August 1998, we acquired a 10% equity interest, with an option to acquire up to an 80% interest, in Inflammatics, Inc. Inflammatics obtained a license to the rights to LeukoVAX, also a human blood derived natural product, for the treatment of rheumatoid arthritis. LeukoVAX is currently in U.S. Food and Drug Administration Phase I/II clinical trials.

     We intend to obtain Food and Drug Administration and European Union approvals for various uses of our Omniferon and LeukoVAX in the future. Approvals will require several years of clinical trials and substantial additional funding. To date, we have not commercially distributed either product, although we did manufacture Alpha Leukoferon(TM), our first generation natural interferon product, which was distributed for research purposes under a limited Florida investigatory license and protocols program which was discontinued in August 1995. Following August 1995, we did distribute on a limited basis for patients approved by the Florida HRS for humanitarian purposes under an HIV/AIDS study protocol conducted at no charge to patients.

     Currently we are concentrating our efforts on preparing for clinical trials necessary to obtain approvals for Omniferon, initially within the European Union, and later, in the United States. We commenced our preclinical studies with Omniferon in March 1998 and obtained approval of our Clinical Trial Exemption Application in July 1999. We plan to commence clinical trials of Omniferon, in Europe, during the fourth calendar quarter of 1999.

RECENT DEVELOPMENTS

     To secure reliable and safe sources of human white blood cells, also known as leukocytes or buffy coats, critical to the production of both Omniferon and LeukoVAX, we have entered into a series of strategic alliance and supply agreements with major worldwide suppliers of blood products. During 1998, we entered into agreements with the American Red Cross and America's Blood Centers, which between them collect annually a substantial majority of the U.S. blood supply. We also entered into a series of agreements covering a majority of the blood supply in Germany, a major European supplier.

     In July 1998, we entered into a strategic alliance and supply agreement with America's Blood Centers for the supply of human white blood cells. America's Blood Centers is a national network of non-profit, independent community blood centers operating in 45 states. America's Blood Centers members annually collect in excess of 45% of the U.S. blood supply through member blood donation centers and mobile collection facilities. Under the terms of the America's Blood Centers agreement, we were granted first and preferential access to all leukocytes produced by America's Blood Centers members who have elected to participate in the program. We agreed to pay a fixed cost per leukocyte provided during the first two years of the agreement. After the first two years, the price may vary based upon incremental costs incurred by participating America's Blood Centers members.

     In addition to cost reimbursement for leukocytes provided, the America's Blood Centers agreement provides for a royalty payment to be paid for each leukocyte provided under this agreement. The royalty to be paid is based on the higher of:

     - a percentage of net revenues realized by Viragen

     - the estimated net revenues that could have been realized, based on the sale of Omniferon, utilizing the America's Blood Centers leukocytes provided, or

     - a fixed dollar amount per leukocyte.

No minimum order requirement exists under the agreement, however, we have agreed with them that prior to the date that a New Drug Approval Application becomes approved by the Food and Drug Administration, we will negotiate in good faith to reach an agreement on a minimum leukocyte purchase commitment.

     In August 1998, we entered into a fifteen-year agreement with the American Red Cross for the supply of leukocytes. The American Red Cross collects approximately half of the U.S. blood supply. The American Red Cross agreement provides for us to purchase leukocytes, consistent with agreed upon specifications, based on quarterly forecasts. We may pay for the leukocytes in cash or our common stock at the option of the American Red Cross, with the valuation of shares paid determined by the average closing price of our shares for the five days prior to the payment due date less a discount. The American Red Cross agreement also contains an initial price per leukocyte modified by a volume discount pricing schedule and rebate program. This pricing schedule is subject to periodic renegotiations. Upon execution of the agreement, the American Red Cross received a warrant to purchase up to 500,000 shares of our common stock with exercise prices ranging from $5.50 to $11.00 per share. We also entered into a stockholder's agreement and registration rights agreement relating to shares underlying the warrant and shares received, if any, in lieu of cash for leukocyte purchases.

     In August 1998, we entered into a strategic alliance simultaneously with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating therapy derived from leukocytes. LeukoVAX is currently in Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics Agreement, we made an initial investment by purchasing series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of our common stock exercisable at prices ranging between $1.00 and $1.78 per share. We also obtained two options to acquire up to an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to our evaluation of the Phase I/II clinical trial results, provides for us to issue 1,000,000 shares of common stock, the issuance of 300,000 common stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates of the cost for us to fund Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding, subject to our further evaluation of the Phase III clinical trial results, provides for the issuance of an additional 2,000,000 shares of common stock in exchange for an additional 33.3% equity interest.

     On September 22, 1998 we entered into an equity line financing agreement for a maximum offering amount of $20 million, subsequently reduced to $15 million, over three years. The equity line agreement provided that we could put shares of common stock to the investor, following an effective registration statement, at a put share price, which was discounted from the market price.

     In October 1998, we filed a registration statement on Form S-3 (File No. 333-65119) with the Securities and Exchange Commission, subsequently amended in November 1998, to register shares underlying the equity line agreement. The Securities and Exchange Commission raised certain issues regarding the structure of the transaction making it unlikely that the transaction, as initially structured, would be approved. As a result of the Securities and Exchange Commission's concerns and due to certain terms of an agreement with new investors, Isosceles and Cefeo, in March 1999, we withdrew the registration statement related to the equity line and terminated the equity line agreement.

     In April 1998, we entered into an option agreement with Southern Health SDN.DHD, a private Malaysian/Australian-based healthcare investment group. The option agreement initially provided Southern Health the right to acquire, through September 30, 1998, later extended to March 31, 1999, an exclusive private-label manufacturing and distribution license, covering Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand, for our proprietary production process. The option agreement provided for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern Health's related revenues. Southern Health paid Viragen a $200,000 option fee.

     On March 31, 1999, the option agreement expired, without being exercised. Under the terms of the option agreement, we recognized one-half of the fee, or $100,000, as revenue, and the balance was refunded to Southern Health in April 1999.

     In November 1998, Viragen signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for the purchase and distribution of Omniferon. Under this agreement AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The AGC agreement calls for AGC to purchase a minimum of $20 million of Omniferon over five years commencing with AGC's receipt of the required regulatory approvals for product commercialization in the designated territories and our receipt of the requisite regulatory approvals to export Omniferon from our commercial manufacturing facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. The purchase minimums increase significantly if and when we obtain regulatory approval for commercialization of Omniferon in the United States and/or Europe. The AGC agreement has been approved by the boards of directors of AGC and Viragen.

     Under the terms of the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in their designated territories and all subsequent sales, marketing and distribution activities. The AGC agreement also calls for AGC to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the designated territories. AGC has informed us that they initially intend to focus on distribution for hepatitis B and C, diseases which are at epidemic proportions in the designated territories.

OPERATIONS

     In July 1999, Viragen (Scotland) Ltd. received regulatory approval of its Clinical Trial Exemption Application, to commence Phase I/II human clinical trials of its Omniferon product, initially for the treatment of hepatitis C. We anticipate the commencement of the clinical trials in the fourth calendar quarter of 1999.

     Viragen initially obtained approval for use of Alpha Leukoferon, its first generation national interferon product, through approved investigational protocols in 1983 under Florida Statute 402.36. The Cancer Therapeutic Act, was the predecessor to Florida Statute 499. In 1984, Florida Statute 499.018, was amended to include Viragen's protocols and Florida Statute 402.36 was repealed. In 1986, we received approval from the Florida Health and Rehabilitation Services under the 499 Program, to distribute Alpha Leukoferon under specific investigative clinical study protocols through hospitals, pharmacies and Florida licensed physicians for the treatment of patients within the state of Florida. We subsequently received state of Florida regulatory approval for the investigational use of Alpha Leukoferon in the treatment of multiple sclerosis, HIV/AIDS, AIDS Related Complex, AIDS/Kaposi Sarcoma, 32 types of cancers, hepatitis and certain other viral diseases. In December 1994, we discontinued enrollment of new patients in our multiple sclerosis study 499 program.

     In August 1995, we negotiated an agreement with the Florida Department of Health and Rehabilitative Services which provided for the elimination of the enrollment of new patients in its existing 499 Program. Following August 1995, we did distribute on a limited basis for patients approved by the Florida HRS for humanitarian purposes. In 1996 we distributed Alpha Leukoferon in an HIV/AIDS study conducted at no charge to patients. We believe the discontinuation of our participation in the 499 Program will facilitate efforts in obtaining Food and Drug Administration and European Union approvals for Omniferon. This is based on management's concern that the continuation of the 499 Program, which involved the ongoing distribution of Alpha Leukoferon and receipt of limited revenues, was an impediment to obtaining later approvals.

     Viragen will require significant additional financing to conduct and complete clinical trials for the purpose of obtaining European Union and/or Food and Drug Administration approvals for Omniferon or LeukoVAX. Clinical testing toward European Union and/or Food and Drug Administration approval is an expensive process, which is expected to take several years to accomplish with no assurance such approvals will eventually be obtained.

THE PRODUCTS

     Viragen derives its Omniferon from human white cells, also known as leukocytes. Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two basic types of interferon, differentiated primarily by their method of manufacture and resulting composition. The first, as produced by Viragen, is a multi-species natural, human leukocyte-derived alpha interferon produced by cultivated human white blood cells. The introduction of a harmless agent induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta), which is a genetically engineered interferon generally produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Clinical studies suggest that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon in certain cases may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies, that reduces the effectiveness of the treatment or which may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon, in certain instances, may be less severe than with a recombinant or synthetic interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like Viragen were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received Food and Drug Administration approval to produce and market their respective recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer.

     After the emergence of recombinant alpha interferon, the medical community's interest in natural interferon diminished due primarily to the limited availability and its higher cost of production. Most clinical studies thereafter utilized a synthetic product.

     Hoffman-LaRoche, Inc. and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective synthetic interferon products. In 1993 Chiron Corp. received Food and Drug Administration approval of BetaSeron(TM), its recombinant beta interferon for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received Food and Drug Administration approval for Avonex(TM), its recombinant beta interferon for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received Food and Drug Administration approval of its peptide chemical compound, Copaxone(TM), for relapsing/remitting multiple sclerosis. In addition to the manufacturers of synthetic interferons, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received Food and Drug Administration approval in 1989 to sell, in injectable form, Alferon(TM), their natural interferon product for genital warts.

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to certain viral infections. Viragen believes interferons can arrest the progress of certain viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans with approximately 30,000 new cases diagnosed each year. It is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently the leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our Omniferon product may prove effective in the treatment of this indication.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of hepatitis B infection where the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood when the risk of developing chronic infection is highest. In the United States, which is not in a high prevalence area, approximately 300,000 cases of acute hepatitis B are diagnosed annually with 2% to 10% of these patients developing chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only Food and Drug Administration approved drug for hepatitis B and has been found to be an effective treatment in some cases. Viragen believes that Omniferon may also prove effective in the treatment of hepatitis B.

  Multiple Sclerosis

     In 1988, following State of Florida regulatory approval for use of Viragen's Alpha Leukoferon product for the treatment of multiple sclerosis, we entered into a research agreement with the University of Miami School of Medicine, Department of Neurology, Multiple Sclerosis Center. Under the Florida 499 Program, we conducted a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon. This study was conducted on a double-blind basis with certain patients receiving different dosage levels of that product and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, our Alpha Leukoferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive multiple sclerosis.

     The principal investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of our Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract titled "Stabilization of Relapsing-Remitting and Progressive Multiple Sclerosis with Natural Interferon Alpha: A Preliminary Trial," was published in the Annals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and Viragen titled "Natural Alpha Interferon in Multiple
Sclerosis: Results of Three Preliminary Series," appeared in the Journal of International Medical Research in 1996.

  Chronic Myelogenous Leukemia

     Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of leukemia cells as well as the number of bone marrow cells having the Philadelphia chromosome.

  HIV/AIDS

     In July 1990, Viragen received approval from the Florida Health and Rehabilitative Services for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. In September 1993, we began distribution on a limited basis of our product under this protocol. However, in December 1994, Health and Rehabilitative Services informed us that no new patients may be enrolled under the 499 Program, including those patients with HIV/ AIDS, ARC and Kaposi's Sarcoma, until we had satisfied them of our compliance with Food and Drug Administration promulgated current Good Manufacturing Practice requirements. In July 1995, we discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida Health and Rehabilitative Services which provided for the elimination of the enrollment of new patients in the 499 Program, with the possible exception of certain limited enrollments approved by the Florida Health and Rehabilitative Services for humanitarian purposes, the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

     In March 1996, Viragen in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from Health and Rehabilitative Services under Florida's Investigational Drug Program to conduct an investigational study in Florida of our Alpha Leukoferon product, for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which contributed $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, and 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe or well tolerated, the overall study results proved to be inconclusive due to the smaller than anticipated number of patients that finished the study.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes, and a stimulating agent, raw materials which are readily available to us, are needed to produce human interferon. A Food and Drug Administration approved stimulating agent, which is harmless to humans, is introduced into the white blood cell, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified.

     Viragen's Omniferon product is currently being manufactured in its Scottish facility for use in planned human clinical trials anticipated to commence in the fourth quarter of calendar 1999. Our first generation of natural interferon was manufactured and distributed in Florida under the 499 Program under the name Alpha Leukoferon. Production of Alpha Leukoferon was discontinued in January 1995.

     Production methods that we have developed, as well as enhanced methods currently under development could serve to reduce our costs of production and, ultimately, the market price of Omniferon to patients.

However, there can be no assurance that this new manufacturing technology will enable us to achieve the level of manufacturing proficiency and product improvement hoped for.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union and/or Food and Drug Administration approvals, if obtained, of a new bio-pharmaceutical takes several years and requires substantial funding. In July 1999, Viragen received approval of its European Clinical Trial Exemption Application to commence clinical trials of Omniferon and, through its equity investment in Inflammatics, is currently engaged in Food and Drug Administration Phase I/II clinical trials of LeukoVAX. The completion of clinical studies for either product which is required prior to obtaining marketing approval, is dependent upon obtaining significant additional funding. Our present focus is the continued research and development of Omniferon for the treatment of hepatitis B and C, multiple sclerosis, chronic myelogenous leukemia, herpes and HIV/AIDS.

     We have spent a substantial amount of time and resources on the research and development of improved cell stimulation and purification techniques for our Omniferon product. We believe that the improvement of these processes will enhance the purity of the product while increasing production yields. We believe that research efforts focused on increased production yields, if successful, would significantly lower related costs of production, ultimately allowing a lower more competitive sales price of Omniferon.

     Research and development costs totaled $5,152,748, $4,222,332 and $2,360,416, for fiscal years ended June 30, 1999, 1998 and 1997, respectively.

ROYALTY AGREEMENT

     Viragen and Medicore, Inc., a former affiliate, have a royalty agreement that provides for a maximum cap on royalties to be paid to Medicore of $2,400,000, with a schedule of royalty payments of: 5% of the first $7,000,000 of sales of interferon and related products, 4% of the next $10,000,000 of sales and 3% of the next $55,000,000 of sales until the total of $2,400,000 royalty is paid. The agreement also specified that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment due under the agreement. As we have had no interferon sales, no royalty expense has been recognized for the three fiscal years ended June 30, 1999.

PATENTS

     Viragen believes its production techniques are unique and are capable of yielding a superior quality product. We believe that our production techniques will allow us to offer Omniferon at a price competitive with the recombinant interferons currently being marketed.

     Viragen has filed two patent applications covering Omniferon production techniques. We have also submitted several foreign patent applications relating to natural interferon for topical use, several of which have been granted. During fiscal 1999, our patent issued in Japan for the topical use of interferon was challenged by a Japanese company. We defended our patent position and were successful in our defense.

     Under a license agreement between Viragen and its majority owned subsidiary, Viragen (Europe) Ltd. dated July 12, 1995, Viragen (Europe) was granted exclusive rights to Viragen's proprietary technologies, including those technologies covered by patent, for all countries comprising the European Union. In addition, this agreement granted Viragen (Europe) the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. This agreement provides that Viragen (Europe) will pay Viragen a royalty ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. The minimum royalty payment has been deferred by Viragen until such time as Viragen (Europe) has the necessary cash flow to meet this payment. This agreement has an initial term of 15 years and automatically renews for two successive 15-year periods.

     United States patents have been issued to others with respect to genetically engineered and human-derived interferon. Subject to the extent of such existing patent claims, Viragen may have to negotiate license agreements with such patent holders to use such processes and products. We believe that we do not infringe upon any current patent.

     The validity and enforceability of a patent can be challenged by litigation after its issuance. If the outcome of that litigation is against the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. We cannot assure you that patents obtained in the future will be of substantial protection or commercial benefit to us.

REGULATION

  United States and European Union

     Viragen's activities and its products and processes resulting from such activities are subject to substantial government regulation in the United States at both state and federal levels and within the European Union member nations. The manufacturing, advertising and sale of biologic substances and pharmaceutical products are regulated by, and require the approval of, the European Union, Food and Drug Administration, state and local agencies. We followed strict production and distribution procedures under state of Florida Health and Rehabilitative Services guidelines relating to our limited distribution of our Alpha Leukoferon within the state of Florida. The Food and Drug Administration has established mandatory procedures and standards which apply to the clinical testing, marketing and manufacture of any biologic product including ours. Obtaining European Union and/or Food and Drug Administration approval for commercialization of any new product can take significant time and capital since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety, toxicity, and efficacy, if any, under specific protocols. The process of obtaining European Union and/or Food and Drug Administration regulatory approval extensive animal testing to demonstrate product safety and preferred dosages. Human tests are then performed to show and to document findings as to safety, effectiveness, toxicity and side effects. Biostatistical analysis of data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities.

     Viragen, through Viragen (Scotland), has completed the preclinical studies of its Omniferon product in the European Union, and in July 1999 received approval of its Clinical Trial Exemption application to commence clinical trials on humans. We intend to commence clinical trials in the European Union during the fourth calendar quarter of 1999 and eventually submit an Investigative New Drug Application to the Food and Drug Administration for use of Omniferon in the U.S. To help us during the approval process, we have assembled a clinical advisory committee consisting of scientists, medical researchers and clinicians who are acting in an advisory capacity in order to assist us in developing the medical, scientific and clinical aspects in support of our clinical trials initially with the European Union and eventually in the United States.

     In Europe and the United States, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by regulatory agencies. If Phase II evaluations indicate a product demonstrated potential effectiveness and has an acceptable safety profile, Phase III trials are performed to conclusively demonstrate clinical efficacy and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     Regulatory approvals of a new pharmaceutical or biopharmaceutical product can often take five years or longer unless accelerated in certain instances for life-threatening diseases. In all cases this process involves the use and expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped under certain controlled circumstances for further processing, packaging, labeling and distribution to third parties residing in approved foreign countries, subject to the laws that apply in those countries. For Viragen to conduct this type of sale, we must comply with all Food and Drug Administration rules and regulations as well as those of the country to which we intend to ship the product before we would be permitted to export crude or finished interferon products outside the United States.

  License and Manufacturing Agreement

     In certain instances, European Union regulations may require less stringent preclinical studies for naturally occurring substances such as our Omniferon product than for genetically engineered products. Accordingly, while there can be no assurance, we expect to possibly receive an accelerated review of the various European Union processes and clinical trials prior to market approval in the European Union.

     In July 1995, Viragen (Scotland) entered into a license and manufacturing agreement with the Common Services Agency of Scotland to secure a sufficient source of needed raw materials as well as expertise in the area of blood-derived products and the regulatory approval process. The agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service. The agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to supply leukocytes and manufacture alpha interferon from human leukocytes using our processes. We believe that securing a sufficient qualified long-term source of blood-derived raw materials within the European Union is critical to enable us to conduct European Union clinical trials as well as providing a sufficient source of raw materials necessary for subsequent commercial manufacturing.

     During fiscal 1998, we were notified that, due to concerns over the possible presence of New Varient Creutzfeld-Jacob disease, also known as Mad Cow disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish agreement, would not be approved for use in our planned clinical trials or potential commercial production until the European regulatory authorities were satisfied that the risk of contamination had been minimized. Due to their situation, we intend to use leukocytes collected in Germany under our German Red Cross contractual arrangements as well as other approved sources to continue with our planned clinical trials and possibly the commencement of commercial scale production if needed.

     Under the terms of the agreement with the German Red Cross, our subsidiary, Viragen (Germany) GmbH, has the right to receive on a preferential basis leukocytes produced by the German Red Cross in Germany. Viragen (Germany) has a right to receive on such a preferential basis 1,000,000 leukocytes per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, Viragen (Germany) may determine its annual order quantity up to 1,000,000 leukocytes. After the initial two-year period, the annual order quantity will be 1,000,000 leukocytes plus or minus 15%. Under this agreement we will pay the German Red Cross on a percentage of sales of Omniferon attributable to Viragen (Germany) leukocytes. The German Red Cross will also be entitled to receive priority distributions of Omniferon from German sourced leukocytes. Leukocytes provided by the German Red Cross have been approved for use in our Scottish facility. Processing to separate the leukocytes from German whole blood donations will be done in Germany at the facilities of the German Red Cross.

     Prior to the beginning of clinical trials, our Scottish manufacturing facility must be approved by European Union regulatory authorities. We engaged professionally recognized consultants familiar with the European Union regulatory process to assist in the manufacturing and product approval submissions to the European Union regulatory authorities. In addition, the Scottish Blood Transfusion Service has a full-time regulatory department that has obtained approval in the European Union of numerous European Union blood-derived products. The Scottish Blood Transfusion Service will also work with us to obtain a manufacturing license and subsequent product approvals at the conclusion of the European Union clinical studies. After a manufacturing license is obtained for Omniferon, we intend to seek Food and Drug Administration manufacturing approval of our Scottish manufacturing facility. However, we can give you no assurances that the Food and Drug Administration will license or approve the Scottish manufacturing facility or Omniferon for clinical trials and subsequent distribution in the United States.

     Viragen (Scotland) was organized to manufacture and distribute Omniferon and related products in the European Union and other countries outside the United States. Viragen has transferred patent and proprietary rights associated with the production of Omniferon and related technology to Viragen (Scotland) under a grant of license. Viragen (Scotland) has provided the Transfusion Service with an exclusive license to use the proprietary rights covered by the license and manufacturing agreement for the manufacture and distribution of Omniferon within the European Union. The Transfusion Service has committed to participate with us in the manufacture of Omniferon in sufficient scale to accommodate the European Union clinical trials and also to conduct studies relevant to our product and cooperate with us in complying with the laws and regulations of the European Union in connection with the production of Omniferon.

     Under the terms of the license and manufacturing agreement, we are providing the Transfusion Service with full access to our proprietary technology and specialized equipment. We are also absorbing all costs associated with securing permits and regulatory approvals, augmenting the Transfusion Service facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation demonstrating compliance with European Union regulatory requirements.

     We have agreed to pay the Transfusion Service for product manufactured for use in clinical trials in the European Union, for product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval. Under this arrangement, payments will be made at varying percentages in relation to costs. For products manufactured for use in clinical trials, they are entitled to cost plus 25 %, for sales prior to obtaining new drug application approval, cost plus 40%, and for sales following approval, cost plus 50%. Products manufactured and used for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the agency or payments at substantially discounted prices. We also have agreed to pay the Transfusion Service for providing process documentation for any additional manufacturing facilities we might establish.

     The term of the license and manufacturing agreement is for a five-year period with two additional five-year extension terms at our option. The agreement also contains provisions protecting our proprietary rights and limits of certain competitive activities by the Transfusion Service.

COMPETITION

     Competition in the research, development and production of interferon, and other immunological products is intense and involves major, well-established and abundantly financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through recombinant DNA technology. A number of large companies including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of certain cancers and viral infections, including hepatitis C, our first targeted use of Omniferon.

     In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc., a domestic manufacturer of natural interferon, received Food and Drug Administration approval in 1989 to sell, in injectable form, their natural interferon product for genital warts.

     We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. Viragen is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

     As of September 10, 1999, we have 41 employees, of which 30 are research and development and quality assurance/quality control personnel. The remaining 11 employees are management, regulatory and/or administrative personnel.

ITEM 2. PROPERTIES

     In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative and executive offices. The lease contains an option for up to two additional five-year terms. Base lease payments on the facility total $15,700 per month. Our administrative offices are located at 865 SW. 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

     Viragen owns a 14,000 square foot building in Hialeah, Florida. This facility includes a laboratory for biomedical research and development activities. In August 1999, we obtained a $600,000 mortgage on our Florida laboratory facility. The mortgage provides for payments of interest only, at the prime rate plus 1%, through July 2000, at which time the principal is payable in full. We intend to sell our Florida laboratory facility during fiscal 2000, consolidating our research and production assets in our Edinburgh, Scotland facility.

     In November 1996, through Viragen (Scotland), we entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, consisting of approximately 12,000 sq. ft., contains our European laboratory and production facilities. This location augments other productive assets available to us within the Transfusion Service facility under the Scottish agreement. The annual base lease rate for the facility is 71,700 UK pounds or approximately US$119,700 plus adjustment for common area maintenance charges. Viragen (Scotland) has the right to renew the lease for four additional five-year terms.

     We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3. LEGAL PROCEEDINGS

     In October 1997, Viragen, the company's president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS) by a Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff in this litigation filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida.

     In December 1998, the U.S. District court awarded us reimbursement of attorneys' fees and expenses under Rule 11 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act. While there can be no assurance as to the amount, if any, that we will ultimately recover, we have submitted to the Court a request for reimbursement of litigation related costs of approximately $75,000.

     The plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff is claiming that he is entitled to additional shares of common stock under a consulting agreement, that Viragen's President breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen which would have entitled Cytoferon Corp. to additional shares and for misrepresentations in connection with the previous Cytoferon financings.

     In March 1998 the Circuit Court granted Viragen's Motion to Dismiss the complaint. Subsequently, the plaintiff filed an Amended Complaint alleging breach of contract, fraud, violation of Florida's RICO ACT and breach of fiduciary duties and seeking an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. In April 1998, Viragen filed a Motion to Dismiss plaintiff's amended complaint which was denied by the Court. Viragen denies the allegations of the complaint and intends to continue to vigorously defend the claims with regard to this matter. The ultimate liability, if any, resulting from this litigation cannot be determined at this time and no accrual for loss has been recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual shareholders' meeting was held in Davie, Florida on June 29, 1999. Due to a lack of quorum, the meeting was adjourned until July 19, 1999, when a quorum was present. Shareholders voted:

          1. To elect three directors to the board of directors, who were classified as class A directors, to serve for the term of their designated class and until their successors have been elected and qualified;

          2. To approve the possible issuance of in excess of 19.99% of the presently issued and outstanding common stock of Viragen;

          3. To authorize the board of directors to effect up to a 1-for-8 reverse stock split of Viragen's outstanding common stock and simultaneously reduce the number of shares of common stock Viragen is authorized to issue;

          4. In the event the board of directors decides not to implement a reverse stock split and reduction in capital, to amend Viragen's certificate of incorporation to increase the number of authorized shares of common stock; and

          5. To ratify the appointment Viragen's independent auditors.

     With a majority of the outstanding shares voting either by proxy or in person, the proposals were approved by stockholders with the following votes:

                                                         FOR        AGAINST      ABSTAIN
                                                      ----------   ----------   ---------
Proposal 1.
  Election of directors.............................  55,757,064           --   1,169,619
Proposal 2.
  Possible issuance of 19.99% additional common
     stock..........................................  25,680,094    3,895,680     388,731
Proposal 3.
  Authorization for up to a 1-for-8 reverse stock
     split..........................................  45,545,256   10,916,349     465,078
Proposal 4.
  Increase in authorized shares.....................  51,279,382    4,946,442     700,859
Proposal 5.
  Appointment of independent auditors...............  55,394,189    1,105,868     426,626

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Viragen's common stock traded on the NASDAQ National Market between December 29, 1996 and June 28, 1999, under the symbol "VRGN". Our common stock commenced trading on the over-the-counter bulletin board on June 29, 1999. The stock symbol continues to be "VRGN". The following table sets forth the high and low bid quotations for our common stock since July 1, 1997.

                                                              HIGH     LOW
                                                              -----   -----
1998-1999
First quarter ended 09/30/98................................  $2.19   $1.06
Second quarter ended 12/31/98...............................   1.44     .63
Third quarter ended 03/31/99................................    .97     .38
Fourth quarter ended 06/30/99...............................   1.22     .38

1997-1998
First quarter ended 09/30/97................................  $3.00   $2.16
Second quarter ended 12/31/97...............................   2.25    1.09
Third quarter ended 03/31/98................................   2.86     .97
Fourth quarter ended 06/30/98...............................   2.81    1.75

     These quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

     As of September 10, 1999, we had approximately 2,700 stockholders of record. At that date, the closing price of the common stock was $0.64 per share.

     We have not paid any dividends on our common stock since incorporating in 1980. Since we have experienced losses since inception (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), have significant capital requirements in the future and presently intend to retain future earnings, if any, to finance the expansion of our business, it is not anticipated that we will pay any cash dividends in the foreseeable future. Future dividend policy will depend on our earnings, if any, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
Revenues.........................................  $   374   $ 1,143   $ 1,404   $   739   $   722
Net loss.........................................  (10,651)   (7,856)   (4,775)   (4,672)   (3,952)
Loss attributable to common stock................  (11,653)  (10,354)  (14,674)   (5,570)   (3,955)
Loss per average common share....................     (.19)     (.21)     (.37)     (.15)     (.12)
Weighted average shares outstanding..............   60,109    50,503    39,135    36,198    32,138

                        CONSOLIDATED BALANCE SHEET DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
Working capital (deficit)........................  $(2,290)  $ 7,842   $29,331   $18,266   $ 1,614
Total assets.....................................    8,529    15,895    37,462    20,617     3,330
Long-term debt...................................      352     7,466       239       116       857
Stockholders' equity.............................    3,836     5,887    32,144    17,275     1,698

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available on the date hereof, and we assume no obligation to update any of our forward looking statement. It is important to note that actual results could differ materially from those contained in forward looking statements. Among the factors that could cause our actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our Registration Statement Form S-3, as filed with the Securities and Exchange Commission on July 16, 1999. You should also consult the risk factors listed from time to time in Viragen's reports on Forms 10-Q, 10-Q/A, 8-K, S-3, S-3/A, 10-K, 10-K/A and annual reports to the stockholders.

     The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect the our financial condition or results of operations.

     Our future success depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technological innovation. We cannot provide assurances that any steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot offer any assurances that any current or future patent, if any, owned by us will not be invalidated, circumvented or challenged, that the rights granted to us will provide competitive advantages or that any future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to ours, duplicate our technology or design around any patents held by us.

     Viragen has incurred operational losses and operated with a negative cash flows since its inception in December 1980. Losses have totaled $10,650,832, $7,856,136, and $4,775,245 for the fiscal years ended June 30, 1999, 1998 and
1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 24, 1999, Viragen has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern. We are actively seeking new investment capital; however, we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, it would be necessary for us to significantly reduce or completely suspend all operations.

     Viragen had a working capital deficit of approximately $2,290,000 at June 30, 1999, a decrease in working capital of $10,133,000 from the previous year. This decrease was due to operational losses of $10,650,832, cash disbursements of $1,100,000 for the purchase of an equity interest in Inflammatics, Inc. and additions to property, plant and equipment of approximately $497,000 during the year. The reductions in working capital were off-set by $1,375,000 in proceeds raised through an equity offering.

     On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited. We amended this agreement on June 16, 1999. This amendment reduced the conversion price, waived first refusal rights for an interim financing and provided certain other waivers to Viragen. The purchase agreement:

     - describes the terms under which we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 and warrants to purchase shares of our common stock;

     - requires us to indemnify Isosceles, Cefeo and their officers, directors and affiliates from any damages they experience if we breach the purchase agreement; and

     - gives Isosceles a right of first refusal to participate in private equity financing we undertake prior to March 17, 2000

     At the same time we executed the purchase agreement, we entered into a Memorandum of Agreement with Isosceles which gives us the opportunity to sell Isosceles an aggregate of up to $7,000,000 of additional notes and warrants in two tranches. Neither Viragen nor these security holders have an obligation to complete the subsequent tranches.

THE NOTES

     We issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 under the purchase agreement. The principal amount of the notes accrues interest at a rate of 8% annually.

     MANDATORY REDEMPTION. At our annual meeting of stockholders we have received authorization to reverse split our common stock or increase the authorized common stock of Viragen. The promissory note agreements provided that if we did not obtain the approval of our stockholders to complete an up to a 1 for 4 reverse stock split of our outstanding common stock by June 30, 1999, the note holders may require us to redeem an amount of the notes, or any shares of our common stock issued to the note holders upon conversion of the notes, necessary to permit:

     - conversion of the remaining note(s);

     - re-sale of the shares of our common stock issuable upon conversion of the notes;

     - issuance of additional shares; and

     - exercise of the warrants

     Any redemption we would be required to make would be at a cash price equal to the greater of 125% of the face amount of the notes or the aggregate conversion price paid for the shares of our common stock issuable on conversion of the notes being redeemed plus all other fees described below.

     CONVERSION. One-half of the principal balance and accrued interest on the notes automatically converted into 2,049,534 shares of our common stock on July 7, 1999. The remaining one-half of the principal balance and accrued interest on the notes automatically converted on August 6, 1999 into 2,062,685 shares of our common stock, the conversion price on both conversions, was the lesser of $0.50 or the lowest closing bid price of our common stock during the ten consecutive trading days immediately preceding each of the conversion dates. The notes were converted at $$.50 per share. The number of shares of our common stock that was issued to each note holder was determined by dividing the principal balance and accrued interest on the notes by the $.50 per share conversion price in effect on each conversion date.

     In addition to the shares issuable on conversion of the notes, the note holders were entitled to receive additional shares of our common stock 30 days after each one-half of the notes converted into common stock, as required by a reset provision. The purpose of this arrangement is to ensure that the investors have a return of at least 20% on the shares received on the conversion of the first half of the notes and at least a 22% return on the conversion on the remaining half of the notes.

     The number of additional shares or reset shares the note holders were entitled is calculated by dividing $0.644 by the lowest closing bid price of our common stock during the ten consecutive trading days preceding each re-set date. The quotient obtained was multiplied by 1.2 on the first re-set date and 1.22 on the second re-set date. The resulting product is reduced by 1. The resulting number is then multiplied by the shares issued on the first or second conversion dates, as appropriate. A negative number results in zero additional shares. The formula is as follows:

         ((applicable rate x $0.644/future price) -1) x (shares issued)

     As a result of this provision, we issued 546,990 shares and 551,203 shares under the first and second reset provision, respectively.

     DEFAULT. If we default on our obligations under the purchase agreement, the note holders may require us to immediately pay no less than, and possibly more than, 130% of the principal balance plus the accrued interest and any other sums due the note holders under the notes. Under an alternative default calculation, the payment could exceed 130% based on the valuation of our common stock assuming the notes had been converted into shares of our common stock. If we fail to make the payment within five business days of written notice that the payment is due, the note holders may, in lieu of the payment, require us to immediately issue a number of shares of our common stock equal to the default payment amount divided by the conversion price for the notes then in effect.

THE WARRANTS

     The warrants entitle Isosceles and Cefeo to purchase an aggregate of 932,039 shares of our common stock. The warrants are exercisable until March 17, 2004. The warrants are exercisable at the lower of $0.50 or the lowest closing bid price of our common stock during the ten consecutive trade days immediately preceding the conversion dates of the notes. The warrants also contain a cashless exercise provision which allows the selling security holders to use the difference between the closing price of the common stock at the time of exercise, minus the exercise price, as a currency to acquire the shares without paying cash. By way of example, if 1,000 shares are being exercised when the closing price is $1.00 and the exercise price is $.40, the selling shareholders could use 400 shares with a market value of $400 to pay for the exercise of the warrants. The holder would receive 600 shares net, as a result of the cashless exercise.

     We must reduce the exercise price of the warrants if we were to sell shares of our common stock, grant options or adjust the exercise prices of options or issue other securities convertible into our common stock at prices less than $.50. We are required to pay the warrant holders a fee of up to $2,500 per day if we do not deliver the shares issuable upon exercise of the warrants within three trading days after the warrants are exercised.

REGISTRATION RIGHTS

     The registration rights agreement we entered into with Isosceles and Cefeo requires us to pay Isosceles and Cefeo a fee if any of the following events occur:

     - We fail to have a registration statement registering the shares of common stock issuable on the exercise or conversion of the notes and warrants effective on or before July 7, 1999;

     - We fail to maintain the effectiveness of the registration statement registering such shares; or

     - Our common stock is de-listed from trading on NASDAQ.

     The amount of the fee for each separate default is two percent (2%) monthly of the principal amount of the notes converted plus the exercise price paid for warrants exercised plus the principal amount of outstanding unconverted notes.

     We are also obligated to redeem for cash all notes, warrants and common stock issued upon exercise or conversion of either, if beginning September 13, 1999, the registration statement ceases to be effective for a period of 30 consecutive business days or 60 business days during any 12 month period. The redemption price is equal to the greater of:

     - The number of shares of our common stock issuable upon conversion of the notes or exercise of the warrants (less the exercise price of the warrants) by the selling security holders multiplied by the high trade price of our common stock on the day we receive redemption notice from the selling security holders; or

     - 115% of the principal amount of the notes, the aggregate exercise price paid for the exercise of the warrants plus any other fees described above owed to the selling security holder.

ADDITIONAL WARRANTS

     We also issued warrants to purchase an aggregate of up to 155,339 shares of our commons stock at $.773 per share to Ballsbridge Finance Limited, Elliot Layne & Associates, Inc. and Ven-Gua Capital Markets, Ltd. in consideration for introducing Viragen to Isosceles and Cefeo. The warrants issued to Ballsbridge, Elliot Layne and Ven Gua are exercisable until March 17, 2004. As we did not pre-pay the notes issued to Isosceles and Cefeo before July 7, 1999, one-half of the warrants issued to Ballsbridge, Elliot Layne and Ven-Gua were returned to us. We also entered into a registration rights agreement with Ballsbridge, Elliot Layne & Associates and Ven-Gua similar to the one we entered into with Isosceles and Cefeo.

     As of September 24, 1999, the number of common shares held directly or indirectly including common shares underlying warrants from this transaction was:

The Isosceles Fund Limited..................................         4,606,838
Cefeo Investments Limited...................................         1,535,613
Ballsbridge Finance, Limited................................            19,418
Elliott Layne & Associates, Inc.............................            29,126
Ven-Gua Capital Markets Ltd.................................            29,126

     In May 1999, we completed a private placement for the sale of 2,750,000 shares of common. The common shares were sold to three accredited investors at $0.50 per share. Viragen received proceeds of $1,375,000 from the sale of these shares.

     On September 22, 1998 we entered into an equity line financing agreement for a maximum offering amount of $20 million, subsequently reduced to $15 million, over three years. Provisions of the equity line agreement provided that at our option, we could put shares of our common stock to the investor, following an effective registration statement, at a put share price, which was discounted from the market price.

     In October 1998, we filed a registration statement on Form S-3 (File No. 333-65119) with the Securities and Exchange Commission, subsequently amended in November 1998, to register shares underlying the equity line agreement. The Securities and Exchange Commission raised certain issues regarding the structure of the transaction making it unlikely that the transaction, as initially structured, would be approved. As a result of the Securities and Exchange Commission's concerns and due to terms of an agreement with new investors, Isosceles and Cefeo, in March 1999 we withdrew the registration statement related to the equity line and terminated the equity line agreement.

     In April 1998, we entered into an option agreement with Southern Health SDN.DHD a private Malaysian/Australian-based healthcare investment group. The option agreement initially provided Southern Health the right to acquire, through September 30, 1998, subsequently extended to December 31, 1998 and then to March 31, 1999, an exclusive private-label manufacturing and distribution license in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern Health's related revenues. Southern Health paid a $200,000 option fee. The option agreement covered Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand.

     On March 31, 1999, the option agreement expired, without being exercised. Under the terms of the option agreement we recognized one-half of the fee, or $100,000, as revenue, and the balance was refunded to Southern Health in April 1999.

     In November 1998, Viragen signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for the purchase and distribution of Omniferon. Under this agreement AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The AGC agreement calls for AGC to purchase a minimum of $20 million of Omniferon over five years. The agreement is subject to AGC's receipt of the required regulatory approvals for product commercialization in the designated territories and our receipt of the requisite regulatory approvals to export Omniferon from our commercial manufacturing facility in Edinburgh, Scotland. AGC agreed to secure the purchase minimums with a $1 million irrevocable revolving letter of credit. The purchase minimums increase significantly if and when we obtain regulatory approval for commercialization of Omniferon in the United States and/or Europe.

     Under the terms of the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in its designated territories and all subsequent sales, marketing and distribution activities in these regions. The AGC agreement also calls for AGC to build, own and operate, at its own expense, a pharmaceutical distribution facility in a mutually agreeable location within the designated territories. AGC has informed us that they will initially focus on the distribution for hepatitis B and C, diseases which are at epidemic proportions in the designated territories.

     In August 1998, we entered into a strategic alliance simultaneously with our purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company headquartered in Philadelphia, PA. Inflammatics is focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating white blood cell preparation currently in Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics agreement, we made an initial investment in the form of series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of our common stock at prices ranging between $1.00 and $1.78 per share. In addition we obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to our evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of common stock, the issuance of 300,000 common stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding, subject to our further evaluation of the Phase III clinical trial results, provides for the issuance of an additional 2,000,000 shares of common stock in exchange for an additional 33.3% equity interest.

     Additional funding will be required to complete the clinical trial process relating to Omniferon both in the European Union and domestically prior to receiving regulatory approval to market the product. Anticipated funding requirements related to approval of Omniferon for hepatitis C, the first approval we are seeking includes: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million. In addition, our anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; and joint research and development projects -- $4 million. Additional funding will also be required to complete Phase III studies in the U.S. New funding will also be used for continued product development, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to the our operations.

     Management believes that our Omniferon product currently under development can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative to currently available treatments for illnesses such as hepatitis C. However, to maintain our current level of operations including our production scale up projects for Omniferon currently being conducted in our facility in Scotland and to commence our clinical trials as planned, we will need to raise significant additional working capital from outside sources. If we are unable to locate this additional funding we would most likely be forced to terminate operations or significantly reduce our operations.

     While subject to significant limitation, at June 30, 1999 Viragen has available approximately $31.3 million in net tax operating loss carryforwards expiring between 2000 and 2019. These carryforwards may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon receiving regulatory approvals for our Omniferon and/or LeukoVAX products. As we cannot be certain that we will receive the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is "more likely than not", as prescribed by SFAS 109. Accordingly, we are recognizing a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

     Currently, we believe that our foreign currency risk is not material. At the present time, we do not have sales revenue or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiaries are performed infrequently, in large sums, at the then-current exchange rates.

     To date we have not been impacted by the European Union's adoption of the "Euro" currency. Our foreign operations are located in Edinburgh, Scotland, and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

RESULTS OF OPERATIONS

     As the discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubts as to our ability to continue as a going concern.

     Viragen recognized no sales revenue or related costs for the fiscal years ended June 30, 1999, 1998, or 1997. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could commence generating sales revenue through export sales of Omniferon, under the AGC Agreement. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals. While we did receive approval of our Clinical Trial Exemption Application from the European Union regulatory authorities to begin clinical trials of Omniferon, our multi-species natural human leukocyte-derived alpha interferon, we have not yet begun these trials. We intend to commence clinical trials in the European Union during the fourth calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the Food and Drug Administration. We cannot assure you we will receive these approvals. These approvals are subject to the successful completion of clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

  1999 Compared to 1998

     The significant decline in interest and other income for 1999, compared to the previous year reflects the reduction in cash balance invested between periods. This reduction results primarily from operational losses, the cash investment in Inflammatics, Inc., and expenditures associated with expansion of our laboratory and manufacturing facility in Scotland.

     Research and development costs totaled approximately $5,153,000 for the fiscal 1999 compared to $4,222,000 for the same period of the previous year. The increase of $931,000 (22%) included an increase in research related salaries and support fees of $468,030, and an increase in equipment maintenance costs of $127,988. We also recognized $136,021 in compensation expense on warrants issued to scientific consultants, under the guidelines of FAS 123 not incurred in the prior year. The bulk of our development work is now being done in our Scottish facility. Research and development costs can be expected to continue to increase in following periods as we commence clinical trials of Omniferon.

     General and administrative expenses totaled approximately $5,528,000 for the current year, a decrease of approximately $52,000 from the preceding year. During 1999, we waived a 90-day expiration provision on stock options held by three directors who were not re-elected to the board of directors and recognized $171,875 in compensation expense as a result of the modified grants. We also recognized $61,751 in compensation expense on warrants issued to consultants during the year. Overall, compensation expense from stock options and warrants increased by $176,000 compared to the prior year. These increased expenses were offset by a decrease in insurance costs of $93,689 from the prior year due to favorable rates obtained on policy renewals. We also experienced a decrease of $222,600 in legal fees between periods due to the settlement of litigation during the prior year, as well as the completion of contract negotiations. We expect general and administrative expenses to decrease during the upcoming year as domestic administrative staff and related costs have been reduced by approximately $1.3 million commencing in June, 1999.

     During the year we recognized approximately $757,000 in losses related to our investment in Inflammatics, Inc. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX, as well as the expensing of our excess investment costs.

     Our management anticipates operational losses will continue increasing, as we begin planned clinical trials of Omniferon. In January 1999, we began implementing a cost-reduction plan. Planned cost reduction is expected to save approximately $2.4 million annually in operating expenses. The reductions include the elimination of administrative and research positions in the U.S. saving approximately $1.6 million. We also plan on closing our Florida-based research facility, consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. The changes in operations reflect the shift from developing Omniferon in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the US, particularly in general and administrative expenses, these savings will be more than offset by increasing expenses incurred in our Scottish facilities related to scale-up process and the start of clinical trials. Clinical trials are expected to commence in the forth calendar quarter of 1999.

  1998 Compared to 1997

     Interest and other income of $1,143,112 represented earnings on invested cash balances during the year and reflect a 19% decline from the previous fiscal year. This significant decline reflects the decline in cash balance from the previous year. This decline was due primarily to cash redemption on convertible preferred stock issuance and operational losses. This trend is expected to continue into the next fiscal year.

     Research and development costs totaled $4,222,332, for fiscal 1998 compared to $2,360,416 for the previous year. This increase reflects the overall increase in research activities being conducted between the periods both in the U.S. and Scotland, related primarily to the scale-up of our manufacturing technology in the Scottish manufacturing facility. Components of this increase included increases in laboratory supplies expense of $466,900, increases in research related salaries and support fees of $440,100, an increase in research related scientific professional fees paid to the Transfusion Service of $200,100, increased consulting and outside laboratory testing of $208,400, and increased travel related expenses associated with the transfer of technology and process development between our Florida and Scottish facilities. Research and development costs associated with Omniferon process development projects are expected to increase during the next fiscal year as process scale-up research nears completion. While process development costs are expected to decline in the following fiscal year, these reductions will be offset by costs associated with clinical trial expenditures.

     Selling, general and administrative expenses totaled $5,580,213 for fiscal 1998, reflecting an increase of $1,531,127 (38%) over the preceding year. This increase included increases in administrative salaries and related taxes of $599,400. This increase was due primarily to the addition of administrative staff in our Florida facility and domestic salary increases. We also recognized increases in rent expense commencing in August 1997 related to our new administrative facility in Plantation, Florida and the expansion of leased space in our Scottish manufacturing facility. Total rent expense for our facilities increased by $393,600 over the prior year. Legal fees between the periods have increased by $559,000 due to increases in fees associated with research of technology patents of $111,300, expanded efforts in collaborative agreements and general contractual transactions, both domestically and in Europe, of $211,200 and increased costs associated with litigation of $222,900. We also recognized $109,900 in bad debt expense attributable to a director loan with related accrued interest. These increases were offset by compensation expense in the prior year of $396,500 attributable to the issuance of options, which was not incurred in fiscal 1998, and a decrease of $250,391 in losses on the settlement of litigation. During the prior year, we settled threatened litigation for $288,245. The potential litigation stemmed from allegations of a former Cytoferon Corp. shareholder claiming compensation due under a consulting agreement entered into with Cytoferon Corp. While Cytoferon Corp. and Viragen denied any wrong doing in this matter, it was believed that the settlement, through the issuance of treasury shares, would prove less costly to us. We have also experienced increased travel costs attributable to administrative support functions related to the establishment of our Scottish facility. General and administration expenses are expected to remain relatively stable over the next fiscal year, as we have no plans to add to its administrative staff with related costs. We also expect that legal fees associated with litigation and due diligence efforts may decline.

     Interest expense totaled $590,867 for fiscal 1998, reflecting a significant increase over the preceding year. This increase was due primarily to interest expense attributable to the 10% $9,720,240 note payable issued in July 1997 in exchange for the series B convertible stock then outstanding. This note was paid-in-full in April 1998.

YEAR 2000

     Viragen recognizes the potential problems posed to operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for our ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in our Scottish facility. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of products produced for planned clinical trials and eventually for commercial scale production.

     We have been using both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non Year 2000 compliant. The evaluation phase of our Year 2000 compliance program began in the fourth quarter of fiscal 1998. Due to the limited size of our administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. We expect to complete our internal Year 2000 project by October 1999. The total estimated cost for us to complete our internal Year 2000 project is $50,000 to $70,000, including projected hardware replacements indicated. Funding for the evaluation and corrective phases is being provided from general working capital.

     We have contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to our current and planned future operations to discuss and evaluate their own compliance programs. After we complete our evaluation of third party responses, we will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

     The costs and projected completion dates of our Year 2000 compliance program is based on our best estimates and is dependent in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have no direct control. Accordingly, our inability or the inability of critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations from a product development, clinical trial or commercial manufacturing standpoint, negatively affecting our financial condition, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted Securities Act Release No. 7386 which requires that we disclose our policies used to account for derivatives and certain quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.

     We have not traded or otherwise transacted in derivatives nor do we expect to do so in the future. We have established policies and internal processes related to the management of market risks which we use in the normal course of our business operations.

     Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 1999, a change in interest rates would not have a material impact on our future operating results or cash flows.

     Foreign Currency Exchange Risk

     We believe our foreign currency risk is not material. At the present time we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations are located in Scotland and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                               SERVED AS
                                                                             OFFICER AND/OR
NAME                                AGE       POSITION WITH THE COMPANY      DIRECTOR SINCE   CLASS
- ----                                ---       -------------------------      --------------   -----
Gerald Smith......................  69    Chairman of the Board, Chief            1994          C
                                          Executive Officer and President         1993
Robert Zeiger.....................  55    Vice Chairman of the Board              1995          B
                                          Chief Financial Officer,
Dennis W. Healey..................  51    Treasurer                               1980          B
                                          Director                                1984
                                          Executive Vice President                1993
                                          Secretary                               1994
Dr. Magnus Nicolson...............  39    Chief Operating Officer                 1999
Melvin Rothberg...................  52    Executive Vice President                1999
Carl N. Singer....................  81    Director                                1997          C
Peter D. Fischbein................  59    Director                                1981          B
Sidney Dworkin, Ph.D..............  78    Director                                1994          A
Robert Salisbury..................  54    Director                                1998          A
Charlie Simons....................  81    Director                                1998          A
Jose I. Ortega....................  27    Controller                              1996

     On February 28, 1997, we amended our Certificate of Incorporation and established a classified Board of Directors commencing with the 1997 annual meeting. Following that meeting, directors were divided into three subclasses consisting of Class A, Class B and Class C, respectively. The initial term of the Class A directors expired after the 1998 annual meeting of stockholders; the term of the Class B directors initially expires after the 1999 annual meeting of stockholders; and the term of the Class C directors initially expires after the 2000 annual meeting of stockholders. At each annual meeting of stockholders, directors of the respective class whose term expired will be elected. Directors chosen to succeed those whose terms have expired will be elected to hold office for a term to expire at the third ensueing annual meeting of stockholders after their election, and until their respective successors are elected and qualified.

     Gerald Smith became president of Viragen in May 1993. Since 1982, Mr. Smith was a principal stockholder, president, chief executive officer and director of Business Development Corp., which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the chief executive officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith is also the president, chief executive officer and a director of Cinescopic Corporation and International Database Service, Inc., computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith discontinued the operations of Business Development Corp. in order to devote all of his time to Viragen. Mr. Smith is also chairman of the board and president of Viragen (Europe) Ltd and its subsidiaries.

     Robert H. Zeiger was appointed chief executive officer and chief operating officer of Viragen and was elected as a director in May 1995. Mr. Zeiger has served as a pharmaceutical executive since 1971. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., Research Triangle Park, North Carolina, serving as vice president and general manager of their Dermatological Division from 1985 to 1988 and vice president and general manager of Glaxo Pharmaceuticals from 1991 to 1994. Mr. Zeiger also served as vice president marketing and sales with Stiefel Laboratories, Inc., Coral Gables, Florida, from 1979 to 1985 and as national sales manager to Knoll Pharmaceutical Company, Whipping, New Jersey from 1971 to 1979. Mr. Zeiger was also chief executive officer and a director of Viragen (Europe). On July 31, 1998 Mr. Zeiger resigned his positions of chief executive officer of Viragen and director of Viragen (Europe) for health reasons. His resignations were effective September 30, 1998. Mr. Zeiger continues to serve as vice chairman and senior pharmaceutical advisor to the board and a member of the executive committee of the board of directors.

     Dennis W. Healey, is a certified public accountant and was appointed chairman of the board and chief executive officer on April 13, 1993. In June 1994, Mr. Healey relinquished that position as chairman of the board to Mr. Smith. He relinquished the position of chief executive officer. Upon Gerald Smith becoming president in May 1993, Mr. Healey became executive vice president and has served as chief financial officer and treasurer since 1980. Mr. Healey was appointed secretary in 1994. Until his resignation in July 1996, Mr. Healy served as senior vice president, principal financial officer and treasurer of Medicore, Inc., a public company engaged primarily in electronics assembly and ownership of dialysis centers and executive vice president of its Techdyne affiliate. He also served as treasurer of most of Medicore's subsidiaries and as a vice president of Dialysis Corporation of America, a subsidiary of Medicore, and as secretary, treasurer and director of other Dialysis Corporation of America subsidiaries. Mr. Healey joined Medicore in 1976 as its controller. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen (Europe) and Viragen U.S.A.

     D. Magnus Nicolson, Ph.D. was appointed chief operating officer of Viragen and Viragen (Europe) upon the resignation of Dr. Jay Sawardeker in July 1999 and August 1999, respectively. Dr. Nicolson was elected a director of Viragen (Europe) in 1997 and has served as the managing director of Viragen (Scotland) since April 1996.

     From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as technology manager for Locate in Scotland (1995), senior executive (1993 to 1995), and contractor, healthcare liaison office of Dunbartonshire Enterprise (1992 to 1993). From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde, in addition to acquiring Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Fellow of the Royal Society of Medicine, a Member of the Royal Society of Chemistry, and a Member of the Chartered Institute of Marketing.

     Melvin Rothberg joined Viragen as chief executive officer of Viragen U.S.A. in April 1998. In April 1999, Mr. Rothberg assumed the position of an executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company from 1983 to 1990 and was an engineer with Cordis Dow Corporation from 1974 to 1983.

     Carl N. Singer was elected a director in August 1997 and also serves as chairman of the executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Singer has served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

     Peter D. Fischbein, is an attorney who has been practicing law for approximately 34 years. Mr. Fischbein served as Viragen's secretary between May and December 1994. His former law firm on occasion represented Viragen, Medicore and the Viragen Research Associates Limited Partnership which has certain contracts with Viragen, Inc. Mr. Fischbein is also a director of Medicore since 1984 and a director of Techdyne since 1985. Mr. Fischbein has been general partner of several limited partnerships engaged in oil exploration and real estate development.

     Sidney Dworkin, Ph.D., was elected a director in August 1994, was a founder, former president, chief executive officer and chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as chairman of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr. Dworkin has served as chairman of the board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as chairman of Comtrex Systems, Inc., which is engaged in development and sale of programmable cash registers. Dr. Dworkin also serves on the board of directors of CCA Industries, Inc., Interactive Technologies, Inc., Northern Technologies International Corporation and Crager Industries, Inc., all of which are publicly-traded companies.

     Charles J. Simons was elected to the board of directors in July 1998 and serves as chairman of the audit, finance and compensation committee of the board of directors. Mr. Simons has been a director of Renex Corp. since its inception in July 1993. Mr. Simons is the chairman of the board of G.W. Plastics, Inc., a plastic manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is a director of Arrow Air, Inc., a cargo air carrier; Veridian, Inc., an aerospace company; and a number of private companies. He was also a director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is also a director of MedWaste, Inc.

     Robert C. Salisbury was appointed a director of Viragen in December 1998. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions including manager of cash management, internal control and corporate finance from 1975 to 1981, vice president from 1985 to 1990, senior vice president from 1991 to 1994 and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998.

     Jose I. Ortega is a certified public accountant and joined Viragen as its controller in June 1996. From 1993 until joining Viragen, Mr. Ortega was a member of the audit staff of Ernst & Young LLP, Viragen's independent audit firm.

     There is no family relationship between any of the officers and directors.

     During Fiscal 1999, Viragen's board of directors met on four occasions. Viragen has an executive committee and an audit, finance and compensation committee. The executive committee consists of Messrs. Singer (Chairperson), Smith and Zeiger. The audit, finance and compensation committee consists of Messrs. Simons (Chairperson), Dworkin, Salisbury and Healey.

     The executive committee is empowered to act for the full board in intervals between board meetings, with the exception of certain matters which by law may not be delegated. The executive committee will meet as necessary, and all actions by the committee are to be reported at the next Board of Directors meeting. During fiscal 1999, the executive committee met on four occasions.

     The audit, finance and compensation committee oversees Viragen's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The audit, finance and compensation committee also communicate with Viragen's independent certified public accountants, on behalf of the board of directors. This committee also receives written reports, supplemented by such oral reports as it deems necessary, from the audit firm. The audit, finance and compensation committee also provides overall guidance for officer compensation programs, including salaries and other forms of compensation, and for implementation of Viragen's budget process. Prior to fiscal 1998, our board of directors acted as a whole as the audit, finance and compensation committee. During fiscal 1999, the audit, finance and compensation committee met four times with all committee members present.

AUDIT, FINANCE AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Currently, there are four members of the audit, finance and compensation committee, three of whom are outside directors and one is an inside director. The one inside director is Dennis W. Healey, an executive vice president, treasurer, chief financial officer, and secretary of Viragen. Mr. Healey also serves in a similar capacity for one or more of Viragen's subsidiaries. Mr. Healey abstains from any discussions or votes concerning his salary and other forms of compensation.

ITEM 11. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table sets forth information concerning the compensation and employment agreements of the chief executive officers of Viragen and the four other most highly compensated executive officers as of June 30, 1999.

                                                                     OTHER       RESTRICTED                              ALL
NAME AND PRINCIPAL                                                   ANNUAL        STOCK      OPTIONS/      LTIP        OTHER
POSITION                               YEAR    SALARY    BONUS    COMPENSATION     AWARDS      SARS(#)    PAYOUTS    COMPENSATION
- ------------------                     ----   --------   ------   ------------   ----------   ---------   --------   ------------
Gerald Smith.........................  1999   $282,000
  Chairman of Board and                1998    263,000
  President(1)                         1997    175,885                                        1,050,000
Robert H. Zeiger.....................  1999     22,582
  CEO, Director (2)                    1998    111,347
                                       1997     65,250   12,500      5,000                       50,000
Dennis W. Healey.....................  1999    252,000
  Exec. V.P.,                          1998    240,500
  Treas., CFO and                      1997    163,345                                          350,000
  Director(3)
Charles F. Fistel,...................  1999    151,846
  Exec. V.P,                           1998    150,000
  Director(4)                          1997    138,886                                          300,000
Jay Sawardeker.......................  1999    174,039
  Exec. V.P., and                      1998    148,470
  Director(5)                          1997    113,462                                          200,000

- -------------------------

(1) On March 1, 1997 Mr. Smith entered into a two-year employment agreement which provided for health and life insurance and similar employee benefits generally available to other employees, use of an automobile and related maintenance and reimbursement of business related expenses. This agreement provided for a salary of $190,000 and $200,000 for the first and second years, respectively, and options to purchase 1,000,000 shares of commons stock at $3.22 per share exercisable over five years.

     On March 1, 1997, Mr. Smith also entered into a two year employment agreement with Viragen (Europe) Ltd. under terms similar to those of his Viragen employment agreement. The agreement provided for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997 to provide for an annual salary of $72,000 for the period July 1, 1997 through June 30, 1998 and $82,000 per annum for the period from July 1, 1998 through February 28, 1999.

     Upon the expiration of Mr. Smith's employment agreements with both Viragen and Viragen (Europe), on March 1, 1999 he entered into an employment agreement with Viragen under terms similar to his previous agreement. This agreement provides for an annual salary of $282,000. Mr. Smith continues to serve as the president and chairman of Viragen (Europe).

(2) On May 9, 1995, Viragen entered into a two-year employment agreement expiring May 1, 1997, with Robert H. Zeiger to serve as chief executive officer and chief operating officer at an annual salary of $120,000. The agreement provided for health, life and similar employee benefits generally made available to other employees use of an automobile and related maintenance expenses and reimbursement of business related expenses The agreement provided for the issuance of options to purchase the aggregate of 1,000,000 shares of common stock at an exercise price of $.96 per share, with 500,000 shares being exercisable commencing May 8, 1996 through May 8, 2001 and the remaining 500,000 shares being exercisable commencing May 8, 1997 through May 8, 2002. On August 1, 1997 Mr. Zeiger entered into a one year employment agreement under terms similar to his previous agreement except for certain notice of termination provisions. This agreement provided for a salary of $120,000 per year with an additional $5,000 per month, payable monthly, for the first six months of the contract term. In July 1998, Mr. Zeiger resigned for health reasons his position as chief executive officer of Viragen and director of Viragen (Europe), effective September 30, 1998. Mr. Zeiger continues to serve as vice chairman and as senior pharmaceutical advisor to the board and a member of the executive committee of the board of directors.

(3) On March 1, 1997 Mr. Healey entered into two-year employment agreement which provided for health and life insurance generally available to other employees, reimbursement of automobile and business related expenses. This agreement as amended July 1, 1997, provided for a salary $190,000 and $195,000 for the first and second years, respectively, options to purchase 300,000 shares of common stock at $3.22 per share, exercisable over five years.

     On July 30, 1996 Viragen (Europe) entered into a two-year employment agreement with Mr. Healey under the terms similar to his employment agreement with Viragen, providing for a salary of $14,200 for the two month period ending September 30, 1996 and $85,000 for the year ended September 30, 1997. On March 1, 1997 Mr. Healey entered into a two-year employment agreement subsequently amended on July 3, 1997, to run concurrent with Mr. Smith's and superceding all previous agreements. This agreement provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 for the year ended June 30, 1998 and $38,000 for the eight month period ending February 28, 1998. Upon the expiration of Mr. Healey's employment agreements with Viragen and Viragen (Europe), on March 1, 1999 he entered into an employment agreement with Viragen under terms similar to his previous agreements. The agreement provides for an annual salary of $252,000. Mr. Healey serves as executive vice president, chief financial officer, secretary and director of Viragen (Europe).

(4) On July 1, 1996, Viragen entered into a two-year employment agreement with Charles Fistel to serve as executive vice president, providing for an annual salary of $140,000 and $150,000 for the first and second years, respectively. The agreement provided for health and life insurance, and similar employee benefits generally made available to other employees, and use of an automobile and related expenses. In February 1997, Viragen issued to Mr. Fistel five-year options to purchase 250,000 shares at $2.75 per share. Viragen recognized $218,750 in compensation expenses as a result of the issuance of these options. On July 1, 1998, upon the expiration of Mr. Fistel's 1996 agreement, Viragen entered into a two year employment agreement with Mr. Fistel under terms similar to his previous employment, modified to increase his salary to $172,500 during the two year term. Mr. Fistel resigned on May 14, 1999.

(5) From March 1996 to May 1996, Dr. Sawardeker served as an consultant to Viragen in scientific affairs. On May 6, 1996, Dr. Sawardeker entered into two year employment agreement effective July 1, 1996, a salary of $100,000 per year. At that time Dr. Sawardeker also was granted a five year option to acquire 250,000 shares of common stock, exercisable at $1.80 per share. These options vested one third on the effective date of the employment agreement and an additional one third vesting on the first and second anniversary dates. Dr. Sawardeker's employment agreement was subsequently amended and extended through June 30, 1999, providing for an annual salary of $150,000 for the period from February 10, 1997 to February 9, 1998 and $160,000 for the period from February 10, 1998 to June 30, 1999. Dr. Sawardeker's amended employment agreement also provided for the grant of an option to acquire 200,000 shares of common stock, exercisable at $1.59 per share with all options vesting June 30, 1999. Upon the expiration on Dr. Sawardeker's contract, he resigned as chief operating officer of Viragen and a director of Viragen (Europe).

     On July 1, 1999 Mr. Rothberg entered into a two year employment agreement with Viragen, superceding all previous agreements. The agreement provided for health insurance and similar employee benefits generally available to executive employees, $400 per month auto allowance and reimbursement of business related expenses. The terms of the agreement provided for an annual salary of $160,000 and $172,500 for the first and second years, respectively. Mr. Rothberg also received the grant of an option to acquire 250,000 shares of common stock at $.625 per share. The options are exercisable for a period of 5 years from vesting and vest one-half on the date of grant and one-half on the first year anniversary.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 1999 to each person named in the Summary Compensation Table.

                                                   NUMBER OF      % OF TOTAL
                                                   SECURITIES    OPTIONS/SARS
                                                   UNDERLYING     GRANTED TO    EXERCISE OR
                                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                               GRANTED(#)    FISCAL YEAR    ($/SHARES)       DATE
- ----                                              ------------   ------------   -----------   ----------
Gerald Smith....................................         --             --             --          --
Robert H. Zeiger................................         --             --             --          --
Dennis W. Healey................................         --             --             --          --
Charles F. Fistel...............................         --             --             --          --
Jay Sawardeker..................................         --             --             --          --

     On July 1, 1999, in connection with an employment agreement on the same date, Mr. Rothberg received a grant of an option to acquire 250,000 of common stock of Viragen at $.625 per share. The options are exercisable for a period of 5 years from vesting and vest one-half on the date of grant and one-half on the first year anniversary.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 1999 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1999 fiscal year.

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1999 FISCAL YEAR END OPTION VALUES

                                                                                                         VALUE OF UNEXERCISED
                                                                                                             IN THE MONEY
                                                       VALUE REALIZED                                      OPTIONS AT FY-END
                                                        MARKET PRICE       NUMBER OF UNEXERCISED        (BASED ON FY-END/SHARE)
                                           SHARES       AT EXERCISE          OPTIONS AT FY-END              PRICE OF $0.75
                                          ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
NAME                                     ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                                     -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith...........................    250,000        139,000        2,450,000                     $ 350,000
Robert H. Zeiger.......................         --             --        1,050,000                            --
Dennis W. Healey.......................    250,000        139,000          650,000                        75,000
Charles F. Fistel......................    410,000         41,250          300,000                            --
Jay Sawardeker.........................         --             --          450,000                            --

1997 AMENDED STOCK OPTION PLAN AD 1995 AMENDED STOCK OPTION PLAN

     On May 15, 1995 the board of directors adopted, subject to approval by the stockholders, a stock option plan, called the "1995 Stock Option Plan." On September 22, 1995, the board of directors amended the 1995 Stock Option Plan to define certain terms and clarify the minimum exercise price of the Non-Qualified Options to as not less than 55% of the fair market value. The 1995 Stock Option Plan was submitted to the stockholders at the annual meeting of stockholders held on December 15, 1995, and the stockholders ratified the plan at that time.

     On January 27, 1997 the Board of Directors adopted, subject to approval by the stockholders, a stock option plan called the "1997 Stock Option Plan", containing terms and provisions similar to the 1995 Stock Option Plan. The 1997 Stock Option Plan was submitted to the stockholders for approval at the annual meeting of stockholders held on February 28, 1997 at which time the plan was ratified. On April 24, 1998 the board of directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Stock Option Plan, reserving an additional 1,000,000 shares of common stock for issuance under that plan. This amendment brought the total shares reserved under the 1997 Stock Option Plan to 4,000,000 shares. On July 31, 1998, the stockholders ratified this amendment to the 1997 Plan.

     Under both the 1995 Stock Option Plan and the 1997 Stock Option Plan, Viragen has reserved of common stock for issuance. The audit, finance and compensation committee of the board of directors and the board of directors currently administer the plans including, the selection of the persons who will be granted plan options under the plans, the type of plan options to be granted, the number of shares subject to each plan options and the plan options price.

     Plan options granted under either the 1995 Stock Option Plan or the 1997 Stock Option Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. In addition, the plans also allow for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the board of directors or the audit, finance and compensation committee. No Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of Viragen's common stock, no more than five years after the date of the grant.

     The exercise price of Non-Qualified Options will be determined by the board of directors or the Audit, Finance and Compensation Committee.

     The per share purchase price of shares subject to plan options granted under the plans may be adjusted in the event of certain changes in Viragen's capitalization, but any adjustment cannot change the total purchase price payable upon the exercise in full of plan options granted under the plans.

     Officers, directors, key employees and consultants of Viragen and its subsidiaries are eligible to receive Non-Qualified Options under the Plans. Only officers, directors and employees who are employed by Viragen or by any subsidiary thereof are eligible to receive Incentive Options.

     Incentive Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee. Incentive Options may be exercised only by the optionee. Under a recent amendment to the 1997 Stock Option Plan, Non-qualified Options may be transferable under limited circumstances for estate planning if authorized by the board of directors or the Committee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee but is a member of Viragen's board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination unless otherwise extended by the board. If the optionee dies during the term of his employment, the plan option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c) (3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The board of directors or Audit, Finance and Compensation Committee may amend, suspend or terminate the plans at any time, except that no amendment can be made which (i) changes the minimum purchase price (except in either case in the event of adjustments due to changes in Viragen's capitalization), (ii) affects outstanding plan options or any exercise right, (iii) extends the term of any plan option beyond ten years, or (iv) extends the termination date of the plans. Unless the plans have been suspended or terminated by the board of directors, the 95 Stock Option Plan will terminate on May 15, 2005 and the 97 Stock Option Plan will terminate on January 27, 2007. The termination of either plan will not affect the validity of any plan options previously granted.

     As of September 24, 1999, 3,965,000 options have been issued and are outstanding under the 1995 Amended Stock Option Plan and 3,574,000 options have been issued and are outstanding under the 1997 Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows certain information regarding Viragen's common stock beneficially owned at September 24, 1999, (i) by each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen's common stock, (ii) by each of Viragen's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At September 24, 1999, there were shares of common stock outstanding.

                                                               BENEFICIAL     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1)     CLASS(2)
- ------------------------------------                          ------------    ----------
Gerald Smith................................................   3,000,000(3)       3.9%
Robert H. Zeiger............................................   1,050,000(4)       1.4
Carl N. Singer..............................................   1,915,541(5)       2.6
Dennis W. Healey............................................   1,025,000(5)       1.4
Peter D. Fischbein..........................................     450,000(7)       0.6
Sidney Dworkin, Ph.D........................................     375,244(8)       0.5
Charles J. Simons...........................................      35,000(9)       0.0
Robert C. Salisbury.........................................      30,000(10)      0.0
Officers & Directors (as a Group 12 persons)................   9,585,240         10.1

- ---------------

 (1) Based upon information furnished to us by the principal security holders or obtained from the stock transfer books of Viragen. Other than indicated in the notes, we have been informed that these persons have sole voting and dispositive power with respect to their shares.
 (2) Based on 75,400,430 shares of common stock outstanding as of September 24, 1999. Exclusive of (i) 11,289 shares of common stock reserved for issuance upon the conversion of 2,650 outstanding shares of preferred stock each convertible into 4.26 shares of common stock; and (ii) 11,202,243 shares of common stock reserved for issuance pursuant to exercise of options and warrants.
 (3) Mr. Smith is chairman of the board of directors and president of Viragen. Includes (i) 550,000 shares owned directly by Mr. Smith; (ii) 1,400,000 options exercisable at $.50 per share granted Mr. Smith's October 6, 1995 employment agreement; (iii) 1,000,000 options exercisable at $3.22 per share granted pursuant to Mr. Smith's March 1, 1997 Employment Agreement and (iv) 50,000 options exercisable at $3.22 granted to all directors in February 1997.
 (4) Mr. Zeiger was chief executive officer of Viragen until his resignation for health reasons effective September 30, 1998. Mr. Zeiger continues to serve as vice chairperson of the board of directors and senior pharmaceutical advisor to the board. Includes (i) 1,000,000 common stock purchase options exercisable at $.96 per share pursuant to Mr. Zeiger's May 9, 1995 employment agreement and (ii) 50,000 options exercisable at $3.22 granted to all directors in February 1997.
 (5) Mr. Singer is a director of Viragen. Includes (i) 79,500 shares owned directly by Mr. Singer and (ii) 1,836,041 shares held by Fundamental Management Corporation, an institutional investment fund for which Mr. Singer serves as chairman.
 (6) Mr. Healey is executive vice president, treasurer, chief financial officer, secretary and a director of Viragen. Includes (i) 375,000 shares held in Mr. Healey's name; (ii) 300,000 options exercisable at $.50 per share granted pursuant to Mr. Healey's October 6, 1995 employment agreement;
     (iii) 300,000 options exercisable at $3.22 per share granted with Mr. Healey's March 1, 1997 employment agreement and (iv) 50,000 options exercisable at $3.22 granted to all directors in February 1997.
 (7) Mr. Fischbein is a Director. Includes (i) 125,000 shares held in Mr. Fischbein's name; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iii) 25,000 options exercisable at $.50 per share granted in October 1995; (iv) and 50,000 options exercisable at $3.22 granted to all Directors in February 1997.
 (8) Mr. Dworkin is a Director. Includes (i) 175,244 shares owned directly by Mr. Dworkin and his wife; (ii) 50,000 options exercisable at $1.00 per share granted to all Directors in August 1994; (iii) 100,000 options exercisable at $.50 per share granted in October 1995; and (iv) 50,000 options exercisable at $3.22 granted to all Directors in February 1997.

 (9) Mr. Simons was elected a Director of the Company in July 1998. Includes (i) 10,000 shares owned directly by Mr. Simons and (ii) 25,000 options exercisable at $1.88 granted on July 31, 1998.
(10) Mr. Salisbury was appointed to the board of directors in December, 1998. Includes (i) 5,000 shares owned directly and (ii) 25,000 options exercisable at $.75 granted December 27, 1998.

     During fiscal 1999, Viragen issued 1,339,000 options to purchase common stock to consultants (1,245,000 shares) and employees (94,000 shares).

     On July 1, 1999, in connection with his two year employment agreement, Dr.
D. Magnus Nicolson received a grant of 200,000 options to purchase common stock of Viragen with an exercise price of $0.625 per share. The options are exercisable for a period of five years from vesting and vest one-half on the first anniversary of the grant date and one-half on the second anniversary.

     On April 27, 1998, Viragen U.S.A. Inc., entered into a two year employment agreement with Mr. Melvin Rothberg to serve as its chief executive officer. The employment agreement provided for an annual salary of $150,000 and options to purchase 125,000 shares of VUSA common stock, exercisable at $.22 per share, vesting 50,000 shares and 75,000 shares on the first and second anniversaries, respectively. This stock option agreement also provided that if VUSA did not complete an Initial Public Offering of its stock within two years of the effective date of the employment agreement, Viragen and Mr. Rothberg will negotiate an exchange of his VUSA options into options of Viragen or a publicly traded subsidiary with equal value to Mr. Rothberg's VUSA options.

     During fiscal 1998, Viragen issued 449,500 options to purchase common stock to a consultant and employees at prices varying from $ 1.00 to $2.50 per share during the five-year term of each option.

     In February 1997, the board of directors awarded options to purchase 1,750,000 shares of common stock to officers and directors exercisable over five years at an exercise price of $3.22 per share. The options were granted to the following individuals: Gerald Smith (1,050,000), Robert H. Zeiger (50,000), Dennis W. Healey (350,000), Peter D. Fischbein (50,000), Sidney Dworkin (50,000), and former Directors; Jay Haft (50,000), William B. Saeger (50,000), Fred D. Hirt (50,000) and Charles F. Fistel (50,000). In addition, between August 1996 and June 1997, Viragen awarded options to purchase up to 459,500 shares of common stock to other employees (inclusive of 250,000 of Charles F. Fistel), which options are exercisable at prices ranging from $1.97 to $3.69 per share during the five year term of the options.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of their ownership and reports of changes in their ownership of common stock and other equity securities of Viragen. Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gerald Smith and Dennis W. Healey, who are principal executive officers of Viragen, also serve as the principal executive officers of Viragen (Europe). Messrs. Smith and Healey and also serve as principal executive officers of our majority-owned subsidiary, Viragen U.S.A., Inc. Commencing in July 1996, following his resignation from Medicore and subsidiaries, Mr. Healey who is serving as Viragen (Europe's) executive vice president, treasurer and secretary, began receiving an annual salary of $85,000 per year from that company. On March 1, 1997, Messrs. Smith and Healey entered into two year employment agreements, subsequently amended, with Viragen (Europe) under terms similar to their employment agreements. The Agreements provide for annual salaries of $72,000 and $52,000, respectively.

     On April 25, 1997, Viragen loaned William Saeger, a former Director, $100,000, receiving a one year promissory note bearing interest at 8 1/2%. In April 1998, Mr. Saeger defaulted on this Note. Due to a subsequent deterioration in Mr. Saeger's health and financial condition, we were unable to ascertain the amounts, if any, which could ultimately be realized on the promissory note. Accordingly, the entire amount due under the Note with related accrued interest of approximately $10,000 was written-off as uncollectable by fiscal 1998 year end. We intend to pursue collection efforts relative to this transaction.

     On September 1, 1998, Gerald Smith and Dennis W. Healey each exercised 250,000 options to purchase common stock. The options were exercised through the issuance of promissory notes payable to Viragen totaling $300,000. Messrs. Smith and Healey also entered into related Pledge and Escrow Agreements. The promissory notes bear interest at the greater of (i) 3.5% or (ii) the Mid-Term Applicable Federal Rate (as defined in Section 1274 of the Internal Revenue Code of 1986), payable semi -annually and are secured by the underlying common stock purchased. The purchased shares are being held in escrow pending payment of the related notes pursuant to the provisions of the Pledge and Escrow Agreements.

     Options were also exercised by Mr. Carl Singer, a director, for 50,000 shares on October 1, 1998, Mr. Peter Fischbein, a director, for 200,000 shares on October 8, 1998 and Mr. Charles F. Fistel a former officer, for 410,000 shares on May 3, 1999 (300,000 shares) and May 11, 1999 (110,000). These options were exercised through the issuance of promissory notes payable Viragen totaling $302,000, and related Pledge and Escrow Agreements. The promissory notes bear interest at the greater of (i) 3.5% or (ii) the Mid-Term Applicable Federal Rate (as defined in Section 1274 of the Internal Revenue Code of 1986), payable semi-annually and are secured by the underlying common stock purchased. The purchased shares are being held in escrow pending payment of the related notes pursuant to the provisions of the Pledge and Escrow Agreements.

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

          (xxxiii) Modified Sale of Stock and Stock Option Agreement with Peter
     D. Fischbein incorporated by reference to the Company's 1995 Form SB-2,
     Part II, Item 27(10)(xxxiii))

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

          (lix) Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998) (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission)

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

          (lxviii) Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30, 1998)

          (lxiv) Purchase Agreement between the Registrant, the Isosceles Fund and Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen's Amemdment No. 1 to Registration Statement on Form S-3 filed on June 21, 1999, File No. 333-75749).

          (lxv) 8% Redeemable Convertible Promissory Note to the Isosceles Fund dated March 17, 1999. (incorporated by reference to Viragen's Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

          (lxvi) 8% Redeemable Convertible Promissory Note to Cefeo Investments Limited dated March 17, 1999. (incorporated by reference to Viragen's Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

          (lxvii) Common Stock Purchase Warrant issued to the Isosceles Fund dated March 17, 1999. (incorporated by reference to Viragen's Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

          (lxviii) Supply and Distribution Agreement between the Company and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

          (lxix) Employment Agreement between the Company and Gerald Smith dated March 1, 1999.

          (lxx) Employment Agreement between the Company and Dennis W. Healey dated March 1, 1999.

          (lxxi) Memorandum of Agreement between the Isoceles Fund and the Company dated March 17, 1999.

          (lxxii) Letter of Intent between the Company and Drogson Healthcare dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

     (21) Subsidiaries of the registrant

     (23) Consent of Independent Certified Public Accountants.

     (27) Financial Data Schedule (for Securities and Exchange Commission use only)

     (b) Reports on Form 8-K filed during the fourth quarter

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VIRAGEN, INC.

                                            By: /s/ DENNIS W. HEALEY

                                              ----------------------------------
                                                       Dennis W. Healey
                                                  Executive Vice President,
                                                           Treasurer
                                                 Principal Financial Officer

Dated:  September 27, 1999

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

                       NAME                                          TITLE                        DATE
                       ----                                          -----                        ----

                 /s/ GERALD SMITH                    Chairman of the Board of Directors,   September 27, 1999
- ---------------------------------------------------  Principal Executive Officer and
                   Gerald Smith                      President

               /s/ ROBERT H. ZEIGER                  Vice Chairman of the Board            September 27, 1999
- ---------------------------------------------------
                 Robert H. Zeiger

                /s/ CARL N. SINGER                   Director and Chairman of the          September 27, 1999
- ---------------------------------------------------  Executive Committee
                  Carl N. Singer

               /s/ DENNIS W. HEALEY                  Executive Vice President, Treasurer,  September 27, 1999
- ---------------------------------------------------  Principal Financial Officer and
                 Dennis W. Healey                    Director

               /s/ CHARLES J. SIMONS                 Director and Chairman of the Audit,   September 27, 1999
- ---------------------------------------------------  Finance and Compensation Committee
                 Charles J. Simons

              /s/ PETER D. FISCHBEIN                 Director                              September 27, 1999
- ---------------------------------------------------
                Peter D. Fischbein

                /s/ SIDNEY DWORKIN                   Director                              September 27, 1999
- ---------------------------------------------------
                  Sidney Dworkin

              /s/ ROBERT C. SALISBURY                Director                              September 27, 1999
- ---------------------------------------------------
                Robert C. Salisbury

                /s/ JOSE I. ORTEGA                   Controller and Principal Accounting   September 27, 1999
- ---------------------------------------------------  Officer
                  Jose I. Ortega

                              FORM 10-K -- ITEM 8

                         VIRAGEN, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:

Report of Independent Certified Public Accountants..........   F-2
Consolidated balance sheets -- June 30, 1999 and 1998.......   F-3
Consolidated statements of operations -- Years ended June
  30, 1999, 1998 and 1997...................................   F-4
Consolidated statements of stockholders' equity - Years
  ended June 30, 1999, 1998 and 1997........................   F-5
Consolidated statements of cash flows -- Years ended June30,
  1999, 1998 and 1997.......................................   F-8
Notes to consolidated financial statements..................  F-10

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the elated instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Viragen Inc. and subsidiaries will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of approximately $51 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ ERNST & YOUNG LLP

Miami, Florida
September 17, 1999

                         VIRAGEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  1,055,587    $  2,708,317
  Marketable securities, available-for-sale.................            --       6,105,076
  Prepaid expenses..........................................       254,057         206,995
  Other current assets......................................       306,433         530,950
                                                              ------------    ------------
        Total Current Assets................................     1,616,077       9,551,338
PROPERTY, PLANT AND EQUIPMENT
  Land, building and improvements...........................     3,492,585       3,538,926
  Equipment and furniture...................................     5,556,106       5,311,327
  Construction in progress..................................       309,431          48,655
                                                              ------------    ------------
                                                                 9,358,122       8,898,908
  Less accumulated depreciation.............................    (3,337,807)     (2,744,827)
                                                              ------------    ------------
                                                                 6,020,315       6,154,081
INVESTMENT IN UNCONSOLIDATED COMPANY........................       671,744              --
DEPOSITS AND OTHER ASSETS...................................       221,218         189,806
                                                              ------------    ------------
                                                              $  8,529,354    $ 15,895,225
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  1,132,323    $    829,661
  8% Convertible promissory notes...........................     1,929,877              --
  Accrued expenses and other liabilities....................       702,209         708,005
  Current portion of long-term debt.........................       142,109         171,277
                                                              ------------    ------------
        Total Current Liabilities...........................     3,906,518       1,708,943
ROYALTIES PAYABLE...........................................       107,866         107,866
DEFERRED INCOME.............................................            --         200,000
LONG-TERM DEBT, less current portion........................       231,107         280,094
MINORITY INTEREST...........................................       326,684         525,936
CONVERTIBLE SERIES H cumulative preferred stock, $1.00 par
  value. Authorized 500 shares; issued and outstanding 500
  shares at June 30, 1998...................................            --       5,146,851
CONVERTIBLE SERIES I cumulative preferred stock, $1.00 par
  value. Authorized 200 shares; issued and outstanding 11
  and 200 shares at June 30, 1999 and 1998, respectively....       120,920       2,039,014
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible 10% Series A cumulative preferred stock, $1.00
  par value
    Authorized 375,000 shares; issued and outstanding 2,650
     shares. Liquidation preference value: $10 per share,
     aggregating $26,500....................................         2,650           2,650
Common stock, $.01 par value. Authorized 75,000,000 shares;
  issued 69,913,762 and 53,416,912 shares at June 30, 1999
  and 1998, respectively, of which 845,277 and 606,277
  shares are held as treasury stock at June 30, 1999 and
  1998, respectively........................................       699,135         534,168
Capital in excess of par value..............................    55,353,205      45,686,143
Treasury stock, at cost.....................................    (1,277,613)       (996,541)
Retained deficit............................................   (50,521,028)    (39,624,889)
Accumulated other comprehensive income......................        46,752         284,990
Notes due from directors....................................      (466,842)             --
                                                              ------------    ------------
        Total Stockholders' Equity..........................     3,836,259       5,886,521
                                                              ------------    ------------
                                                              $  8,529,354    $ 15,895,225
                                                              ============    ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
Income
  Interest and other income..........................  $    374,064   $  1,143,112   $  1,403,610
                                                       ------------   ------------   ------------
                                                            374,064      1,143,112      1,403,610
Cost and Expenses
  Research and development costs.....................     5,152,748      4,222,332      2,360,416
  Selling, general and administrative expenses.......     5,528,410      5,580,213      4,049,086
  Equity in losses of unconsolidated company.........       757,256             --             --
  Interest expense...................................       574,375        590,867         30,713
                                                       ------------   ------------   ------------
                                                         12,012,789     10,393,412      6,440,215
                                                       ------------   ------------   ------------
Loss before minority interest........................   (11,638,725)    (9,250,300)    (5,036,605)
Minority interest in loss of consolidated
  subsidiaries.......................................       987,893      1,394,164        261,360
                                                       ------------   ------------   ------------
     NET LOSS........................................   (10,650,832)    (7,856,136)    (4,775,245)
Deduct required dividends on convertible preferred
  stock, Series A....................................         2,650          2,823         20,760
Deduct required dividends on convertible preferred
  stock, Series B....................................            --             --      4,441,676
Deduct required dividends on convertible preferred
  stock, Series C....................................            --             --        844,960
Deduct required dividends on convertible preferred
  stock, Series D....................................            --        169,221      3,619,407
Deduct required dividends on convertible preferred
  stock, Series E....................................            --        127,918        971,936
Deduct required dividends on convertible preferred
  stock, Series F....................................            --        524,416             --
Deduct required dividends on convertible preferred
  stock, Series G....................................            --        708,139             --
Deduct required dividends on convertible preferred
  stock, Series H....................................       676,498        733,681             --
Deduct required dividends on convertible preferred
  stock, Series I....................................       322,774        232,154             --
                                                       ------------   ------------   ------------
LOSS ATTRIBUTABLE TO COMMON STOCK....................  $(11,652,754)  $(10,354,488)  $(14,673,984)
                                                       ============   ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE, after
  deduction for required dividends on convertible
  preferred stock....................................  $      (0.19)  $      (0.21)  $      (0.37)
                                                       ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES.....    60,109,133     50,502,503     39,134,631
                                                       ============   ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                     STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                                    SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                                    ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at July 1, 1996...........   $2,650      $15,000     $    --     $    --     $   --      $   --     $378,959   $38,618,391
Exercise of common stock options
 and warrants.....................                                                                             5,183       378,654
Exercise of Viragen (Europe) Ltd.
 warrants.........................                                                                                         697,464
Exercise of Viragen U.S.A., Inc.
 options..........................                                                                                          (4,128)
Compensation expense on common
 stock options....................                                                                                         450,300
Additional issuance costs for
 series B preferred stock.........                                                                                         (24,996)
Sale of series C preferred stock,
 net of issuance costs............                             5,000                                                     4,735,923
Sale of series D preferred stock,
 net of issuance costs............                                        15,000                                        14,035,349
Sale of series E preferred stock,
 net of issuance costs............                                                    5,000                              4,676,744
Dividends on preferred stock, paid
 in common stock..................                                                                               235        35,039
Forgiveness of officer note.......
Loan to Director..................
Interest income on director
 loan.............................
Cash dividends on preferred
 stock............................
Conversion of series B preferred
 stock............................                (7,555)                                                     42,163       (34,608)
Conversion of series C preferred
 stock............................                            (4,026)                                         11,636    (2,548,739)
Conversion of series D preferred
 stock............................                                        (3,800)                             24,425       (20,625)
Exercise of cash-out option on
 conversion of series D preferred
 stock............................                                        (1,000)                                         (999,000)
Purchase of treasury stock........
Issuance of treasury stock for
 settlement of litigation.........
Foreign currency translation
 adjustment.......................
Unrealized loss on marketable
 securities, available-for-sale...
Net loss..........................
                                     ------      -------     -------     -------     ------      ------     --------   -----------
Balance at June 30, 1997..........   $2,650      $ 7,445     $   974     $10,200     $5,000      $   --     $462,601   $59,995,768

                                                                ACCUMULATED
                                                                   OTHER        NOTES DUE
                                    TREASURY      RETAINED     COMPREHENSIVE      FROM
                                      STOCK       DEFICIT          INCOME       DIRECTORS
                                    ---------   ------------   --------------   ---------
Balance at July 1, 1996...........  $      --   $(21,782,872)     $ 43,057      $      --
Exercise of common stock options
 and warrants.....................                                                (12,500)
Exercise of Viragen (Europe) Ltd.
 warrants.........................
Exercise of Viragen U.S.A., Inc.
 options..........................
Compensation expense on common
 stock options....................
Additional issuance costs for
 series B preferred stock.........
Sale of series C preferred stock,
 net of issuance costs............
Sale of series D preferred stock,
 net of issuance costs............
Sale of series E preferred stock,
 net of issuance costs............
Dividends on preferred stock, paid
 in common stock..................                   (37,086)
Forgiveness of officer note.......                                                 12,500
Loan to Director..................                                               (100,000)
Interest income on director
 loan.............................                                                 (1,417)
Cash dividends on preferred
 stock............................                (1,095,257)
Conversion of series B preferred
 stock............................
Conversion of series C preferred
 stock............................
Conversion of series D preferred
 stock............................
Exercise of cash-out option on
 conversion of series D preferred
 stock............................                  (112,164)
Purchase of treasury stock........   (987,395)
Issuance of treasury stock for
 settlement of litigation.........    288,245
Foreign currency translation
 adjustment.......................                                 230,412
Unrealized loss on marketable
 securities, available-for-sale...                                 (10,612)
Net loss..........................                (4,775,245)
                                    ---------   ------------      --------      ---------
Balance at June 30, 1997..........  $(699,150)  $(27,802,624)     $262,857      $(101,417)

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                    PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                     STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                                    SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                                    ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at June 30, 1997..........   $2,650      $ 7,445     $   974     $10,200     $5,000      $   --     $462,601   $59,995,768
Exercise of common stock options
 and warrants.....................                                                                             2,305       115,583
Compensation expense on stock
 options and warrants.............                                                                                          57,530
Cost of issuance of series H
 preferred stock, net.............                                                                                        (374,520)
Cost of issuance of series I
 preferred stock, net.............                                                                                        (159,689)
Exchange of series B preferred
 stock for a promissory note......                (7,445)                                                               (7,437,555)
Purchase of treasury stock........
Conversion of series C preferred
 stock............................                              (974)                                          2,814      (554,881)
Conversion of series D preferred
 stock............................                                        (2,250)                             13,903       (11,653)
Conversion of series E preferred
 stock............................                                                   (1,000)                   5,060        (4,060)
Exchange of series D preferred
 stock for series F preferred
 stock............................                                        (7,950)                 7,950
Exchange of series E preferred
 stock for series G preferred
 stock............................                                                   (4,000)                            (3,996,000)
Conversion of series F preferred
 stock............................                                                               (5,500)      43,377       (37,877)
Exercise of cash-out option on
 conversion of series F preferred
 stock............................                                                               (2,450)                (2,447,550)
Conversion of series G preferred
 stock............................                                                                             3,511       454,489
Cash dividends on preferred
 stock............................
Dividends on preferred stock, paid
 in common stock..................                                                                               597        86,558
Accretion of series H and Series I
 preferred stock..................
Redemption of series G preferred
 stock............................
Interest income on director
 loan.............................
Bad debt expense on director
 loan.............................
Foreign currency translation
 adjustment.......................
Unrealized gain on marketable
 securities, available-for-sale...
Net loss..........................
                                     ------      -------     -------     -------     ------      ------     --------   -----------
Balance at June 30, 1998..........   $2,650      $    --     $    --     $    --     $   --      $   --     $534,168   $45,686,143

                                                                ACCUMULATED
                                                                   OTHER        NOTES DUE
                                    TREASURY      RETAINED     COMPREHENSIVE      FROM
                                      STOCK       DEFICIT          INCOME       DIRECTORS
                                    ---------   ------------   --------------   ---------
Balance at June 30, 1997..........  $(699,150)  $(27,802,624)     $262,857      $(101,417)
Exercise of common stock options
 and warrants.....................
Compensation expense on stock
 options and warrants.............
Cost of issuance of series H
 preferred stock, net.............
Cost of issuance of series I
 preferred stock, net.............
Exchange of series B preferred
 stock for a promissory note......                (2,247,748)
Purchase of treasury stock........   (297,391)
Conversion of series C preferred
 stock............................
Conversion of series D preferred
 stock............................
Conversion of series E preferred
 stock............................
Exchange of series D preferred
 stock for series F preferred
 stock............................
Exchange of series E preferred
 stock for series G preferred
 stock............................
Conversion of series F preferred
 stock............................
Exercise of cash-out option on
 conversion of series F preferred
 stock............................                  (294,000)
Conversion of series G preferred
 stock............................
Cash dividends on preferred
 stock............................                  (521,725)
Dividends on preferred stock, paid
 in common stock..................                   (91,732)
Accretion of series H and Series I
 preferred stock..................                  (185,865)
Redemption of series G preferred
 stock............................                  (625,059)
Interest income on director
 loan.............................                                                 (8,500)
Bad debt expense on director
 loan.............................                                                109,917
Foreign currency translation
 adjustment.......................                                  13,612
Unrealized gain on marketable
 securities, available-for-sale...                                   8,521
Net loss..........................                (7,856,136)
                                    ---------   ------------      --------      ---------
Balance at June 30, 1998..........  $(996,541)  $(39,624,889)     $284,990      $      --

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                  PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED              CAPITAL IN
                                   STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON     EXCESS OF
                                  SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                                  ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at June 30, 1998........   $2,650      $    --     $    --     $    --     $   --      $   --     $534,168   $45,686,143
Consulting fees paid with common
 stock..........................                                                                               250        12,250
Compensation expense on common
 stock options and warrants.....                                                                                         369,647
Exercise of commons stock
 options and warrants...........                                                                             3,285       250,204
Sale of detachable warrants on
 8% convertible promissory
 notes..........................                                                                                         344,854
Cost of warrants issued to
 finders on 8% convertible
 promissory notes...............                                                                                          24,078
Private placement of common
 stock..........................                                                                            27,500     1,347,500
Purchase of treasury stock......
Exercise of common stock
 options........................                                                                            11,600       592,900
Accrued interest income on
 directors' notes...............
Capitalized cost of warrants
 issued for investment in
 unconsolidated company.........                                                                                         329,000
Capital contribution to Viragen
 (Europe) Ltd. .................                                                                                        (788,641)
Common stock issued on
 conversion of preferred stock,
 series H.......................                                                                            82,556     4,917,444
Common stock issued on
 conversion of preferred stock,
 series I.......................                                                                            32,718     1,857,282
Dividend on preferred stock,
 series A.......................
Accretion of series H and series
 I preferred stock..............
Accretion paid in common
 stock..........................                                                                             7,058       410,544
Foreign currency translation
 adjustment.....................
Unrealized gain on marketable
 securities,
 available-for-sale.............
Net loss........................
                                   ------      -------     -------     -------     ------      ------     --------   -----------
Balance at June 30, 1999........   $2,650      $    --    -$-......    $    --     $   --      $   --     $699,135   $55,353,205
                                   ======      =======     =======     =======     ======      ======     ========   ===========

                                                                ACCUMULATED
                                                                   OTHER        NOTES DUE
                                   TREASURY       RETAINED     COMPREHENSIVE      FROM
                                     STOCK        DEFICIT          INCOME       DIRECTORS
                                  -----------   ------------   --------------   ---------
Balance at June 30, 1998........  $  (996,541)  $(39,624,889)     $284,990      $      --
Consulting fees paid with common
 stock..........................
Compensation expense on common
 stock options and warrants.....
Exercise of commons stock
 options and warrants...........
Sale of detachable warrants on
 8% convertible promissory
 notes..........................
Cost of warrants issued to
 finders on 8% convertible
 promissory notes...............
Private placement of common
 stock..........................
Purchase of treasury stock......     (281,072)
Exercise of common stock
 options........................                                                 (459,500)
Accrued interest income on
 directors' notes...............                                                   (7,342)
Capitalized cost of warrants
 issued for investment in
 unconsolidated company.........
Capital contribution to Viragen
 (Europe) Ltd. .................
Common stock issued on
 conversion of preferred stock,
 series H.......................
Common stock issued on
 conversion of preferred stock,
 series I.......................
Dividend on preferred stock,
 series A.......................                      (2,650)
Accretion of series H and series
 I preferred stock..............                    (242,657)
Accretion paid in common
 stock..........................
Foreign currency translation
 adjustment.....................                                  (240,329)
Unrealized gain on marketable
 securities,
 available-for-sale.............                                     2,091
Net loss........................                 (10,650,832)
                                  -----------   ------------      --------      ---------
Balance at June 30, 1999........  $(1,277,613)  $(50,521,028)     $ 46,752      $(466,842)
                                  ===========   ============      ========      =========

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Net Loss....................................................  $(10,650,832)  $ (7,856,136)  $ (4,775,245)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       635,692        506,934        281,920
    Amortization of discount on 8% convertible promissory
      notes.................................................       274,731             --             --
    Issuance of treasury stock for expenses.................            --             --        288,245
    Consulting fees paid with common stock..................        12,500             --             --
    Compensation expense on stock options...................       369,647         57,530        450,300
    Officers and directors notes forgiven on stock
      purchases.............................................            --             --         12,500
    Minority interest in loss of subsidiary.................      (987,893)    (1,394,164)      (261,360)
    Accrued interest income on notes due from directors.....        (7,342)        (8,500)        (1,417)
    Bad debt expense........................................        24,630        109,917             --
  Increase (decrease) relating to operating activities from:
    Prepaid expenses........................................       (37,566)        73,097       (149,804)
    Other current assets....................................       344,887        198,022       (501,277)
    Investment in unconsolidated company....................       757,256             --             --
    Deposits and other assets...............................       215,977         19,705        (26,932)
    Accounts payable........................................       302,662       (601,550)     1,121,172
    Accrued expenses and other liabilities..................        (9,783)       133,663         49,053
    Deferred income.........................................      (200,000)       200,000             --
                                                              ------------   ------------   ------------
         Net cash used in operating activities..............    (8,955,434)    (8,561,482)    (3,512,845)
INVESTING ACTIVITIES
  Sale of marketable securities, available-for-sale.........     6,108,504     27,347,892      8,915,872
  Purchase of marketable securities, available-for-sale.....            --    (14,897,903)   (27,468,100)
  Investment in unconsolidated company......................    (1,100,000)            --             --
  Additions to property, plant and equipment, net...........      (497,117)    (1,622,817)    (4,482,166)
                                                              ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................     4,511,387     10,827,172    (23,034,394)
FINANCING ACTIVITIES
  Proceeds from sale of 8% convertible promissory notes,
    net.....................................................     1,516,966             --             --
  Proceeds from sale of detachable warrants with 8%
    convertible promissory notes............................       344,854             --             --
  Proceeds from private placement...........................     1,375,000             --             --
  Payments on long-term debt................................      (168,977)       (43,374)      (682,176)
  Proceeds from long-term debt..............................            --             --        166,000
  Proceeds from sale of preferred stock series B, C, D and
    E, net..................................................            --             --     23,448,020
  Proceeds from sale of preferred stock series H and I,
    net.....................................................            --      6,465,791             --
  Proceeds from exercise of options and warrants............       253,489        117,888        371,337
  Preferred dividends paid to preferred stock series A, B,
    D,E, F and G............................................            --       (664,702)      (914,764)
  Payments on promissory note...............................            --     (9,720,241)            --
  Refund of capital investment to preferred stock series C
    investors...............................................            --     (1,391,198)    (1,702,971)
  Exercise of cash-out option on conversion of preferred
    stock series D..........................................            --             --     (1,111,556)
  Exercise of cash-out option on conversion of preferred
    stock series F..........................................            --     (2,744,000)            --
  Redemption of redeemable preferred stock series G.........            --     (4,167,059)            --
  Purchase of treasury stock................................      (281,072)      (297,391)      (987,395)
  Loan to director..........................................            --             --       (100,000)
  Proceeds from exercise of subsidiaries' options and
    warrants................................................            --             --      1,254,574
                                                              ------------   ------------   ------------
         Net cash provided by (used in) financing
           activities.......................................     3,040,260    (12,444,286)    19,741,069
         Effect of exchange rate fluctuations on cash.......      (248,943)        13,612        230,412
                                                              ------------   ------------   ------------
  Decrease in cash..........................................    (1,652,730)   (10,164,984)    (6,575,758)
  Cash and cash equivalents at beginning of period..........     2,708,317     12,873,301     19,449,059
                                                              ------------   ------------   ------------
  Cash and cash equivalents at end of period................  $  1,055,587   $  2,708,317   $ 12,873,301
                                                              ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid...........................................  $    299,644   $    580,271   $     31,172
    Income taxes paid.......................................            --             --         13,840

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

     During the years ended June 30, 1999, 1998 and 1997, the Company had the following non-cash investing and financing activities:

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Preferred dividends paid in common stock....................  $         --   $     91,732   $     35,274
Accretion paid in common stock..............................       417,602             --             --
Conversion of preferred stock into common shares............     6,890,000        467,724         78,224
Conversion of preferred stock series B principal and accrued
  dividends to a short-term note payable....................            --      9,720,241             --
Modification of preferred stock series D terms into
  preferred stock
  series F..................................................            --          7,950             --
Modification of preferred stock series E terms into
  redeemable preferred stock series G.......................            --      4,000,000             --
Purchase of insurance with notes payable....................        94,627        210,147             --
Issuance of treasury stock for expenses.....................            --             --        288,245
Sale of common stock with promissory notes..................       604,500             --             --
Equipment acquired through capital leases...................         4,809             --             --
Contribution of intercompany balances as capital to Viragen
  (Europe) Ltd. ............................................      (788,641)            --             --
Capitalized cost of warrants issued for investment in
  unconsolidated company....................................       329,000             --             --
Cost of warrants issued to finders on 8% convertible
  notes.....................................................        24,078             --             --

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation: Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the 1998 and 1997 financial statements to conform to the 1999 presentation.

     Viragen owns a 10% equity interest in Inflammatics, Inc., a biopharmaceutical company currently in the research and development stage. While we have the option to increase our ownership interest up to 80%, the financial accounts of Inflammatics are not consolidated with those of Viragen. We account for our investment under the equity method of accounting. The parties that own the remaining 90% equity in Inflammatics are not currently funding its research and development efforts. Accordingly, while Viragen only owns 10% of Inflammatics, it is recognizing 100% of the losses incurred by the unconsolidated company. Viragen is also expensing its excess investment costs ratably, as research is performed by Inflammatics.

     In preparing the financial statements, management must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results such as changes in the health care environment, competition, foreign exchange and legislation.

     During fiscal 1999 Viragen incurred a loss of $10,650,832 and had negative operating cash flow of $8,955,434. As a result, our accumulated deficit increased to $50,521,028. These operating results were caused by a lack of regulatory approval for the sale of our products. Management has plans to increase working capital by its efforts related to obtaining additional capital funding. Viragen's ability to continue as a going concern is dependent on the availability of additional capital funding, regulatory approval of our pharmaceutical products, and adequate downsizing to operate at a reduced level of expense. Management plans to continue to pursue available funding and adjust operating expenses accordingly. The Company's financial statements have been prepared assuming it will continue as a going concern and do not reflect any costs or charges that could result from this uncertainty.

     Cash and Cash Equivalents: Cash equivalents include demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Marketable Securities, Available-for-Sale: Viragen invests in debt securities, rated A or better, issued by the U.S. Treasury, other U.S. government agencies and corporations. These investments are classified as current assets, in accordance with ARB No. 43, at their fair market value based upon published quotations. Amortized cost of the investment in marketable securities, available-for-sale totaled $6,108,503 at June 30, 1998. Realized gains and losses are computed based on the cost of securities sold using the specific identification method.

     Financial Instruments: The carrying amount of financial instruments including cash and cash equivalents, marketable securities, and accounts payable approximate fair value as of June 30, 1999. The Company's long-term unsecured note with the Scottish Regional Development Authority approximates fair value as it had been recently negotiated at June 30, 1997.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Other Current Assets: Other current assets consisted of the following at June 30, 1999 and 1998:

                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Notes receivable.........................................  $195,753   $ 55,222
VAT tax refund receivable................................   119,352    256,504
                                                           --------   --------
Other current assets.....................................     8,672    219,224
                                                           --------   --------
                                                           $306,433   $530,950
                                                           ========   ========

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes. The estimated useful lives used for financial reporting purposes are:

Building and improvements.....................  15-39 years
Equipment and furniture.......................  5-10 years

     Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB
14 -- "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." At June 30, 1999, the $2,000,000 principal in convertible notes is being off-set by $70,123 in unamortized discount from the issuance of detachable warrants.

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 1999 and 1998:

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accrued salaries............................................  $ 24,317   $150,389
Accrued rent expense........................................   122,213     97,163
Accrued accounting fees.....................................   114,940     80,000
Accrued legal fees..........................................    36,077     77,243
Other accrued expenses......................................   404,622    303,210
                                                              --------   --------
                                                              $702,209   $708,005
                                                              ========   ========

     Deferred Income: Viragen had deferred the recognition of income from an option fee until the period in which it is was earned.

     Sale of Stock by Subsidiaries: Viragen accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

     Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. Viragen translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. Statement of operations accounts are translated at average rates for the period. Transaction adjustments, which are not material, are recorded in results of operations.

     Research and Development Costs: Viragen accounts for research and development costs in accordance with SFAS No. 2 -- "Accounting for Research and Development Costs." Accordingly, all research and development costs are expensed as incurred.

     Stock Based Compensation: Viragen accounts for stock-based compensation plans under the provisions of APB 25 -- "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant.

                         VIRAGEN, INC. AND SUBSIDIARIES

The Company provided supplemental disclosures as required by the provisions of SFAS 123 -- "Accounting for Stock-Based Compensation."

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS 128 -- "Earnings per Common Share." The effect of convertible debt and equity securities, warrants, and options are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for cumulative preferred dividends, as well as embedded dividends arising from discounted conversion terms on convertible preferred stocks and related warrants.

     Embedded dividends included in loss attributable to common stock during each fiscal year presented are:

PREFERRED STOCK                                   1999       1998        1997
- ---------------                                 --------   --------   ----------
Series A......................................  $     --   $     --   $       --
Series B......................................        --         --    3,683,731
Series C......................................        --         --      844,960
Series D......................................        --         --    3,292,683
Series E......................................        --         --      882,353
Series F......................................        --         --           --
Series G......................................        --         --           --
Series H......................................   510,731    586,830           --
Series I......................................   245,884    193,140           --

     Comprehensive Loss. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 -- "Reporting Comprehensive Income." Viragen's SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of SFAS No. 130 had no impact on Viragen's net loss or stockholders' equity. Viragen's comprehensive loss for fiscal years 1999, 1998, and 1997 totaled $10,889,070, $7,834,003 and
$4,555,445, respectively.

     Recent Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 -- "Foreign Currency Translation", and supersedes SFAS No. 80 -- "Accounting for Future Contracts", No. 105 -- "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 -- "Disclosures about Fair Value of Financial Instruments". Viragen plans to adopt SFAS No. 133 in fiscal 2000.

     Management believes that the impact of SFAS No. 133 will not be significant to Viragen.

NOTE B -- REDEEMABLE PREFERRED STOCK

     Series G

     In September 1997, Viragen concluded an exchange agreement whereby 4,000 of the outstanding shares of the series E preferred stock were exchanged for a like number of series G preferred shares. The terms of the series G preferred stock provided that commencing in September 1997, the holder was limited to converting

                         VIRAGEN, INC. AND SUBSIDIARIES

667 preferred shares, or $667,000 in principal, per month over a 6 month period. The provisions further provided that we were required to redeem $667,000 per month less the number of series G preferred shares converted during the preceding calendar month. In addition, the holder was restricted from converting into common stock if the market price of our common stock was less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, management agreed to increase the dividend rate from 5% for the series E preferred stock to 10% for the series G preferred stock.

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

  Series H and Series I

     During the third and fourth fiscal quarters of 1998, Viragen closed $7 million of financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998, we received net proceeds of approximately $4,625,000 from the sale of 500 shares of series H convertible preferred stock with an aggregate stated value of $5 million. In April 1998, Viragen received net proceeds of approximately $1,840,000 from the sale of 200 shares of series I convertible preferred stock. We incorporated certain restrictions as part of the series H and series I preferred stock designations which, in the opinion of management, would facilitate a more orderly market relative to the underlying shares of our common stock. The series H and series I preferred stock bear no dividends although, upon liquidation or conversion, an 8% accretion factor is included in the calculation for purposes of determining the liquidation and conversion amount.

     Neither the series H preferred stock nor the series I preferred stock issuances were convertible until August 19, 1998, the six month anniversary of the Series H closing. The conversion price is the lower of (1) $1.59 per share, and (2) the variable conversion price which is equal to 82% of the market price at the date of conversion. Management retained the right to redeem both issuances of preferred stock at various prices upon receipt of a notice of conversion.

     In addition, the right of conversion was further limited to a maximum of 15% of the aggregate principal amount of the series H and series I preferred stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for such month in the event the holder has converted less than 15% in any of the preceding months.

     The series H preferred stock and series I preferred stock have certain events of default which include bankruptcy or the failure of the Company to (1) remain qualified for trading; (2) convert preferred shares to common stock; and
(3) maintain an effective registration statement. Upon the occurrence of an event of default, the holders of the series H preferred sock and series I preferred stock have the right to redeem all or any portion of the then outstanding amount. The amount outstanding is calculated as the greater of 1.3 times the value of the preferred stock for which demand is being made plus the accreted but unpaid amounts, calculated at 8%, earned on the preferred stock plus liquidated damages and other cash payments then due or the product of the highest price at which Viragen's common stock is traded on the date of an event of default divided by the conversion price as of that date and the amount being redeemed. Since the 8% accretion is due upon mandatory redemption, the Company has increased the carrying amount of the Series H Preferred Stock and Series I Preferred Stock by this amount.

     Pursuant to the terms of the subscription agreements, the holders of the series H and series I preferred stock also received Nine Month warrants, Twelve Month warrants and Fifteen Month warrants to purchase

                         VIRAGEN, INC. AND SUBSIDIARIES
shares of common stock of Viragen. The number of warrants and exercise price were to be determine at future dates during fiscal 1999.

     During fiscal 1999, Viragen allocated the warrants reserved for the series H and I investors, as follows:

                                                        H INVESTORS   I INVESTORS     TOTAL
                                                        -----------   -----------   ---------
Investor warrants reserved at June 30, 1998...........   1,948,052      779,221     2,727,273
Less warrants allocated to investors during fiscal
  1999:
     Nine Month warrants (exercise
       price = $0.80/share)...........................     352,627      166,273       518,900
     Twelve Month warrants (exercise
       price = $0.59/share)...........................     193,221      114,406       307,627
     Fifteen Month warrants (exercise
       price = $0.39/share)...........................          --       56,410        56,410
                                                         ---------      -------     ---------
Investor warrants cancelled during fiscal 1999........   1,402,204      442,132     1,844,336
                                                         =========      =======     =========

     The Nine Month, Twelve Month, and Fifteen Month warrants are exercisable through February 17, 2003.

     The series H and series I placement agent received a commission of $490,000 for the placement of the series H preferred stock and H warrants and series I preferred stock and I warrants. In addition, the placement agent received placement agent warrants to purchase an aggregate of 402,052 shares of common stock, which were subsequently transferred to affiliates and employees of the placement agent. The placement agent warrants entitle the holders thereof to exercise those warrants at an exercise price of $1.684 per share at any time between the date of their respective issuances and February 19, 2003; provided that if the date of exercise occurs after February 19, 1999, the exercise price of the placement agent warrants will be the lesser $1.684 per share or the lowest reset price as calculated on each one year anniversary of the date of issuance during the warrant term.

NOTE C -- CAPITAL STOCK

PREFERRED STOCK

  Series A

     The series A preferred stock provides for a 10% cumulative dividend, payable at the option of Viragen, in either cash or common stock and is convertible into 4.26 shares of common stock. The holders of the series A preferred stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. Management has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for common stock is $6.00 per share or higher for a period of ten consecutive business days, at $11.00 per share for a period of five years from that date, and then at $10.00 per share.

  Series B

     On June 7, 1996, Viragen entered into a securities purchase agreement with GFL Performance Ltd., GFL Advantage Fund Ltd. and Proton Global Asset Management, LDC pursuant to which they acquired 15,000 shares of 5% cumulative convertible preferred stock, series B for $15 million.

     In connection with the sale and issuance of the series B preferred stock, we issued warrants to purchase 225,000 shares of common stock at $10.59 per share for a period of 3 years from date of issuance. Viragen also paid approximately $900,000 in cash fees to certain finders and an investor representative who participated in the transaction plus certain additional expenses. These costs were netted against the proceeds of the sale. All of the warrants expired on June 6, 1999.

     The series B preferred stock provided for a cash dividend equal to 5% of the stated value of the series B preferred stock, although management had the option to utilize shares of common stock, under certain conditions, to satisfy the dividend requirement. The investors had the right to convert the series B preferred

                         VIRAGEN, INC. AND SUBSIDIARIES
stock into shares of common stock at a conversion price equal to the lesser of 76.8% of the average market price of Viragen's common stock, as described in the securities purchase agreement, prior to the conversion date, or $8.74. In July 1997, the unconverted series B preferred stock was exchanged for a promissory note in the amount of $9,720,241. The note provided for interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997.

     The note could be prepaid without penalty and was not convertible into common stock. The principal value of the note was comprised of the following components:

Principal balance...........................................  $7,445,000
Beneficial conversion feature (($7.445
  million/76.81%) -- $7.445 million)........................   2,247,748
Preferred dividends earned (6/8/97 -- 7/1/97)...............      27,493

The note was paid-in-full in April 1998.

  Series C

     In December 1996, Viragen issued 5,000 shares of its series C convertible preferred stock in consideration for $4,740,923, net of issuance costs totaling $259,077. The purchases were made by Strome Hedgecap Limited, Strome Offshore Limited, Strome Partners, L.P. and Strome Susskind Hedgecap, L.P., pursuant to separate securities purchase agreements. In addition, warrants to purchase an aggregate of 214,593 shares of common stock, exercisable at $2.00 per share on or prior to December 9, 1999, were issued to the purchasers of the series C preferred stock.

     The terms of the series C preferred stock provided that up to 25% of the series C preferred stock could be converted into common stock on or after 10 days from the date the registration statement registering the underlying shares was deemed effective by the Securities and Exchange Commission. Thereafter 25% could be converted on or after the 30th, 60th and 90th day on a cumulative basis. The preferred stock was convertible into a number of common shares determined by dividing the stated value of the series C preferred stock, or $1,000 per share, by the closing price of Viragen's common stock over the five day period preceding notice of conversion. The conversion price could not be less than $3.46 nor more than $7.00. In the event the conversion price fell below $3.46, the difference between $3.46 and the conversion price would be paid to the holder in cash. Any shares of series C preferred stock which were outstanding on December 5, 1997 would be automatically converted into shares of common stock based on the conversion price at that time in accordance with the above procedures.

     In July 1997, the holders of the series C preferred stock agreed to modify their conversion price and limit conversions of their remaining 974 shares over a two month period. The modified conversion price was the lower of (1) $2.20 per share or (2) the average closing price of Viragen's common stock over the five day period ending the day prior to the notice of conversion. The terms addressing conversions below $3.46 contained in the original agreement were not modified. As a result, we were committed to refund a minimum of $354,694 to the series C purchasers, upon conversion of the remaining series C preferred stock. The refund amount would increase if conversions occurred below $2.20. All shares of series C preferred stock were converted into common stock by December 31, 1997. During fiscal 1998, we paid $1,391,198 in capital refunds to the series C purchasers. Of the total refunds, $553,041 were related to conversions, occurring under the modified terms, during fiscal 1998. The balance of $838,157 related to conversions, under the original terms, during the end of fiscal 1997.

  Series D and Series F

     In February 1997, Viragen issued 15,000 shares of its 6% series D convertible preferred stock to P.R.I.F., L.P. in consideration for $14,050,349, net of issuance costs totaling $949,651. The series D preferred sock was convertible into a number of shares of common stock determined by dividing the five day trading average price

                         VIRAGEN, INC. AND SUBSIDIARIES
of our common stock prior to conversion, discounted by 18%, into the stated value of the preferred shares being converted. In connection with the issuance of the series D preferred stock, we also issued 375,000 common stock purchase warrants, exercisable at $6.00 per share. All of the warrants expired on June 30, 1998.

     In September 1997, we concluded an exchange agreement whereby the series D preferred stock were exchanged for series F preferred shares. The series F preferred stock provided for a restriction on the holder limiting conversion during any two week period to 800 preferred shares, or $800,000 in principal. The terms also provided management with a cash-out option at the face amount being converted plus 12%. In consideration for the holder of the series D preferred stock agreeing to a limitation on future conversions, we agreed to increase the dividend rate from 6% for the series D preferred stock to 10% for the series F preferred stock. All shares of series F preferred stock were redeemed for cash or converted into common stock by March 31, 1998. During fiscal 1998, Viragen paid $2,744,000 to the series F holder upon exercise of the cash-out option on conversions.

  Series E

     In February 1997, Viragen also issued 5,000 shares of its 5% series E convertible preferred stock in consideration for $4,681,744, net of issuance costs totaling $318,256. Dividends on the series E preferred stock accrued from the date of issuance and were payable quarterly commencing April 1, 1997. Dividends were payable in cash or, at management's option and subject to certain other conditions, in shares of common stock.

     The series E preferred stock was convertible into shares of common stock commencing May 11, 1997 at a conversion price of the lesser of (1) the average market price for the five trading days prior to the notice of conversion multiplied by 85%, subject to adjustment, or (2) $7.00, subject to adjustment.

COMMON STOCK

     During May 1999, Viragen completed a private placement for the sale of 2,750,000 shares of common stock. The common shares were sold to three accredited investors at $0.50 per share. Viragen received proceeds of $1,375,000 from the sale of these shares.

     At our 1998 annual stockholders' meeting, which was concluded on July 19, 1999, the stockholders approved the following proposals:

     (1) authorization for up to a 1-for-8 reverse stock split; and

     (2) an increase in the number of authorized common shares, if the board of directors did not effect the reverse split.

     On August 13, 1999, the board of directors elected to increase the authorized common shares up to 125,000,000 shares.

OPTIONS AND WARRANTS

     Under Viragen's 1995 stock option plan, 4,000,000 shares of common stock were reserved for issuance to officers, directors, employees and consultants of Viragen for stock options designated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options granted under the 1995 stock option plan have various vest dates and all options granted have five-year terms from the vesting date.

     Viragen's 1997 incentive stock option plan, adopted during February 1997, authorized the grant of options to management personnel, directors and employees for up to 3,000,000 shares of common stock. In April 1998, the 1997 stock option plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

                         VIRAGEN, INC. AND SUBSIDIARIES

     During fiscal 1997, we granted a total of 2,941,500 options to purchase Viragen common stock. Of these, 1,750,000 were granted to our officers and directors. The options vested immediately and are exercisable for a period of five years. The exercise price on these options is $3.22, which was market price at the date of grant.

     During fiscal 1997, Viragen also granted options to an officer and an employee, with exercise prices below market price. The total options granted were for 400,000 shares. The Company recognized an expense of $381,500 related to the granting of these options.

     During fiscal 1997, we granted 120,000 options that were not part of the above stock option plan to an employee. The options vested immediately and have a 5 year term from that date.

     Viragen issued 518,229 shares of common stock upon the conversion and exercise of stock options and warrants during fiscal 1997. Proceeds from these issuances totaled $371,337.

     During fiscal 1998, management granted a total of 367,500 options to employees. The options vest over various dates and are exercisable for five years from the vesting dates. The exercise prices of these options, which represent the market price at the date of grant, range from $1.50 to $2.50 per share. Viragen also granted 50,000 options to a director. The options vested immediately and are exercisable at $1.19 per share, which was the market price at the date of grant, for a period of five years.

     Viragen also issued 32,000 warrants during fiscal 1998 to a consultant as compensation for services provided. The warrants are exercisable at $1.00 per share for a period of five years.

     During fiscal 1998, we issued 230,565 shares of common stock upon the exercise of options and warrants. Viragen received $117,888 upon exercise of these options and warrants.

     During fiscal 1999, Viragen granted an aggregate of 85,000 options to one officer and two directors. The options have exercise prices ranging between $0.41 and $1.81, which represented market price on the date of grant. These options vest over various dates and are exercisable for five years from the vesting dates. Three employees were also granted a total of 9,000 options with exercise prices ranging between $1.75 and $1.87. The options, which vest over various dates, are exercisable for five years from the vesting dates.

     Viragen issued 1,245,000 common stock warrants to consultants during fiscal 1999. The warrants were issued as compensation for services provided to the company during the year. The warrants vest over various dates, subject to performance provisions, and have exercise prices ranging from $0.50 to $11.00.

     During fiscal 1999, Viragen issued 1,488,473 shares of commons stock from the exercise of options and warrants. We received $253,489 in cash and $602,000 was secured by promissory notes and related pledge and escrow agreements.

     At June 30, 1999, 35,000 shares and 926,000 shares remain available under the 1995 and the 1997 stock option plans, respectively.

STOCK BASED COMPENSATION

     Viragen has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 -- "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, Viragen recognized compensation expense in the amount of $172,000, $-0-and $450,000 in 1999, 1998 and 1997, respectively, because the exercise price of a portion of the company's employee stock options was less than the market price of the underlying stock on the date of grant. During 1999, 1998 and 1997, we recognized approximately $199,000, $58,000 and $-0- in compensation expense on warrants granted to consultants pursuant to SFAS 123, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option of 3 years; risk-free interest rates within a range of 5.60% to 6.00%; and a volatility factor of the expected market price of Viragen's common stock of .77, .75 and
 .64 for 1999, 1998 and 1997, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Viragen's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

     Based on calculations using a Black-Scholes option pricing model, the weighted average grant date fair value of options was $0.57, $1.10 and $1.51 in fiscal 1999, 1998 and 1997, respectively. The pro forma impact on Viragen's net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

                                                     1999          1998          1997
                                                 ------------   -----------   -----------
Pro forma net loss.............................  $(11,122,679)  $(8,897,455)  $(8,267,089)
Pro forma loss attributable to common stock....   (12,124,601)  (11,395,807)  (18,165,828)
Pro forma loss per common share................         (0.20)        (0.23)        (0.46)

     A summary of Viragen's stock option activity, and related information for the years ended June 30, follows:

                                                                WEIGHTED                       WEIGHTED
                                                NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                 OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                ----------   --------------   -----------   --------------
Outstanding at July 1, 1996...................   5,135,000       $0.74         4,313,333        $0.63
  Granted with exercise prices equal to
     market...................................   2,559,500        3.02
  Granted with exercise prices less than
     market...................................     400,000        2.07
  Exercised...................................    (199,000)       0.50
  Canceled....................................          --          --
                                                ----------       -----
Outstanding at June 30, 1997..................   7,895,500        1.59         6,443,167         1.51
  Granted.....................................     417,500        2.08
  Exercised...................................    (100,000)       0.50
  Canceled....................................          --          --
                                                ----------       -----
  Outstanding at June 30, 1998................   8,213,000        1.62         7,379,500         1.54
  Granted.....................................      94,000        1.00
  Exercised...................................  (1,210,000)       0.54
  Canceled....................................     (33,500)       2.21
                                                ----------       -----
Outstanding at June 30, 1999..................   7,063,500       $1.79         6,896,500        $1.79
                                                ==========       =====

                         VIRAGEN, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at June 30, 1999:

                                                                                                             STOCK OPTIONS
STOCK OPTIONS OUTSTANDING                                                                                     EXERCISABLE
- ---------------------------------------------------------------------------------------------------   ---------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                      NUMBER     AVERAGE REMAINING      WEIGHTED        NUMBER        AVERAGE
                                                        OF          CONTRACTUAL         AVERAGE           OF          EXERCISE
RANGE OF EXERCISE PRICES                             OPTIONS       LIFE (YEARS)      EXERCISE PRICE    OPTIONS         PRICE
- ------------------------                            ----------   -----------------   --------------   ----------   --------------
$0.30-$0.50.......................................  1,985,000          1.34              $0.50        1,967,500        $0.50
$0.75-$1.00.......................................  1,430,000          2.10               0.95        1,430,000         0.95
$1.50-$2.50.......................................  1,202,000          4.30               1.95        1,052,500         1.91
$2.75-$4.13.......................................  2,434,500          2.61               3.25        2,434,500         3.25
$7.13.............................................     12,000          3.59               7.13           12,000         7.13
                                                    ---------                                         ---------        -----
$0.30-$7.13.......................................  7,063,500          2.44              $1.79        6,896,500        $1.79
                                                    =========                                         =========        =====

     A summary of Viragen's warrant activity, excluding warrants issued in conjunction with the series B, C, D, H and I preferred stock offerings and the convertible notes and related information for the years ended June 30, follows:

                                                                WEIGHTED                       WEIGHTED
                                                NUMBER OF       AVERAGE        WARRANTS        AVERAGE
                                                 WARRANTS    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                ----------   --------------   -----------   --------------
Outstanding at July 1, 1996...................   1,083,550       $0.99           970,217        $0.86
  Granted.....................................      12,000        2.22
  Exercised...................................    (319,229)       0.93
  Canceled....................................     (30,000)       5.12
                                                ----------       -----
Outstanding at June 30, 1997..................     746,321        0.87           734,321         0.84
  Granted.....................................      32,000        1.00
  Exercised...................................    (130,565)       0.52
  Canceled....................................     (12,500)       0.80
                                                ----------       -----
Outstanding at June 30, 1998..................     635,256        1.06           635,256         1.06
  Granted.....................................   1,500,000        3.67
  Exercised...................................          --          --
  Canceled....................................    (305,000)       1.26
                                                ----------       -----
Outstanding at June 30, 1999..................   1,830,256       $3.12           405,256        $1.26
                                                ==========       =====

     The following table summarizes information about stock warrants outstanding at June 30, 1999:

                                                                                                             STOCK OPTIONS
STOCK OPTIONS OUTSTANDING                                                                                     EXERCISABLE
- ---------------------------------------------------------------------------------------------------   ---------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                      NUMBER     AVERAGE REMAINING      WEIGHTED        NUMBER        AVERAGE
                                                        OF          CONTRACTUAL         AVERAGE           OF          EXERCISE
RANGE OF EXERCISE PRICES                             OPTIONS       LIFE (YEARS)      EXERCISE PRICE    OPTIONS         PRICE
- ------------------------                            ----------   -----------------   --------------   ----------   --------------
$0.50-$0.80.......................................    816,256           1.42             $0.51          291,256        $0.53
$1.00.............................................    252,000           4.13              1.00           52,000         1.00
$1.78-$2.22.......................................    262,000           4.09              1.80           12,000         2.22
$5.50-$7.50.......................................    150,000          14.13              6.83           50,000         5.50
$9.00-$11.00......................................    350,000          14.13             10.14               --           --
                                                    ---------                                         ---------
$0.50-$11.00......................................  1,830,256           5.65             $3.12          405,256        $1.26
                                                    =========                                         =========

     The weighted-average fair value of each Viragen warrant granted in fiscal 1999, 1998 and 1997 was $1.00, $1.52 and $1.05, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Viragen's majority owned subsidiary, Viragen (Europe) Ltd., has also granted stock options to one of its officers. The fair value of Viragen (Europe) options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 6.09% for 1998; volatility factor of the expected market price of Viragen (Europe)'s common stock of .723 for 1998; and an expected life of the options of 3 years. The weighted average fair value of each Viragen (Europe) option granted in fiscal 1998 was $2.97.

     A summary of Viragen (Europe)'s stock option activity, and related information for the years ended June 30, follows:

                                                                WEIGHTED                       WEIGHTED
                                                NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                 OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                ----------   --------------   -----------   --------------
Outstanding at July 1, 1996...................      50,000       $7.00                --        $  --
  Granted.....................................          --          --
  Exercised...................................          --          --
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1997..................      50,000        7.00            50,000         7.00
  Granted.....................................      75,000        5.72
  Exercised...................................          --          --
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1998..................     125,000        6.23            50,000         7.00
  Granted.....................................          --          --
  Exercised...................................          --          --
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1999..................     125,000       $6.23            87,500        $6.45
                                                ==========

     The weighted average remaining contractual life of Viragen (Europe) options outstanding as of June 30, 1999 is 4.11 years.

     Viragen's majority owned subsidiary, Viragen U.S.A., Inc., has also granted stock options to certain officers and employees. The fair value of Viragen U.S.A. options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted: dividend yield of zero percent for all periods; risk-free interest rates of 5.75% and 6.00% for 1998 and 1997, respectively; volatility factors of
 .765 and .640 for 1998 and 1997, respectively; and an expected life of the option of 3 years and .01 year for 1998 and 1997, respectively.

     The weighted average fair value of each Viragen U.S.A. option granted in fiscal 1998 and 1997 was $0.05 and $0.22, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen U.S.A.'s stock option activity, and related information for the years ended June 30 follows:

                                                                WEIGHTED                       WEIGHTED
                                                NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                 OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                ----------   --------------   -----------   --------------
Outstanding at July 1, 1996...................          --       $  --                --        $  --
  Granted below market price..................     320,000        0.01
  Exercised...................................    (320,000)       0.01
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1997..................          --          --                --           --
  Granted.....................................     125,000        0.22
  Exercised...................................          --          --
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1998..................     125,000        0.22                --           --
  Granted.....................................          --          --
  Exercised...................................          --          --
  Canceled....................................          --          --
                                                ----------
Outstanding at June 30, 1999..................     125,000       $0.22            50,000        $0.22
                                                ==========

     The weighted average remaining contractual life of options outstanding at June 30, 1999, is 5.42 years.

COMMON SHARES RESERVED

     Shares of our common stock reserved at June 30, 1999 for possible future issuance are as follows:

Convertible preferred stock, series A.......................     11,289
Convertible preferred stock, series I.......................    220,000
8% Convertible notes........................................  5,210,412
Warrants -- consultants (exercisable through August 2013)...  1,554,000
Employee option plans (exercisable through August 2005).....    646,500
Officers and directors options (exercisable through October
  2004).....................................................  6,417,000
Warrants -- debt and equity offerings (exercisable through
  March 2004)...............................................  2,584,743

NOTE D -- INVESTMENT IN UNCONSOLIDATED COMPANY

     In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company headquartered in Philadelphia, PA. Inflammatics is focused on the development of therapeutic drugs for autoimmune disorders. Its lead product is LeukoVAX, an immunomodulating leukocyte preparation currently in Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

     Under the terms of the Inflammatics agreement, Viragen made an initial investment in the form of series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of common stock at prices ranging between $1.00 and $1.78 per share. Viragen further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to management's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of common stock, the issuance of 300,000 commons stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding,

                         VIRAGEN, INC. AND SUBSIDIARIES
subject to management's further evaluation of clinical trial results, provides for the issuance of an additional 2,000,000 shares of commons stock in exchange for an additional 33.3% equity interest.

     The investment in Inflammatics was capitalized at $1,429,000, which consisted of the $1,000,000 paid to Inflammatics, a $100,000 finders fee paid to Sumitomo Bank, and $329,000 in costs associated with the warrants issued, which were valued using a Black-Scholes valuation model.

     Viragen recognized approximately $757,000 in losses related to its investment in Inflammatics, Inc. during the fiscal year ended June 30, 1999. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the expensing of our excess investment costs.

NOTE E -- CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

     On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited, which was subsequently amended on June 16, 1999. Under the purchase agreement, we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 with detachable warrants to purchase 932,039 shares of our commons stock. Viragen received $1,861,820 from the issuance of the convertible notes and detachable warrants. The proceeds were net of $138,180 paid as finders' fees. As required by APB Opinion No. 14 -- "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", we valued the detachable warrants using a Black-Scholes valuation model. The model valued the detachable warrants at $344,854, which was recorded as a discount on principal.

     Subsequent to June 30, 1999, one-half of the principal balance, which accrued interest at a rate of 8% annually, and accrued interest on the related principal converted automatically into 2,049,534 shares of our common stock on July 7, 1999. In addition, the remaining one-half of the principal balance and accrued interest on the notes converted automatically into 2,062,685 shares of our common stock on August 6, 1999. The conversion price was $0.50 per common share.

     In addition to the shares issued on conversion of the notes, the note holders were entitled to receive additional shares of our common stock 30 days after each one-half of the notes converted into shares of our common stock, as required by a re-set provision. The purpose of this arrangement was to make sure that the note holders had a return of at least 20% on the shares received on the conversion of the first half of the notes and at least a 22% return on the conversion on the remaining half of the notes. The number of additional shares to which the note holders were entitled was calculated by dividing $0.644 by the lowest closing bid price of our common stock during the ten consecutive trading days preceding each re-set date.

     On August 6, 1999, Isosceles and Cefeo received an aggregate amount of 546,990 additional common shares, based on the first re-set calculation. These shares were issued using a future price of $0.61 per share. On September 5, 1999, Isosceles and Cefeo received an aggregate amount of 551,203 additional common shares, based on the second re-set calculation. These shares were issued using a future price of $0.62 per share. Viragen will recognize approximately $700,000 in interest expense during the first quarter of fiscal 2000, as a result of issuing these additional shares.

     The warrants issued to Isosceles and Cefeo to purchase an aggregate of 932,039 shares of our common stock are exercisable until March 17, 2004 with an exercise price of $.50 per share. However, we must reduce the exercise price of the warrants if we sell shares of our common stock, grant options or adjust the

                         VIRAGEN, INC. AND SUBSIDIARIES
exercise prices of options or issue other securities convertible into our common stock at prices less than $.50 per common share.

     We also issued warrants to purchase an aggregate of up to 155,339 shares of our common stock at $.773 per share to certain parties in consideration for introducing Viragen to Isosceles and Cefeo. The warrants issued are exercisable currently until March 17, 2004. As we did not pre-pay the notes issued to Isosceles and Cefeo before July 7, 1999, one-half of these warrants were returned to Viragen.

NOTE F -- LONG-TERM DEBT

     Long-term debt at June 30, 1999 and 1998 is as follows:

                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Notes payable resulting from purchase of insurance. Notes
  range in term up to 36 months, with interest rates ranging
  from 7.00% to 10.75%......................................  $ 187,170   $ 207,272
Unsecured loan from Scotland Regional Development Authority.
  Payable quarterly over 20 years, with an effective
  interest rate of 11.00%. Note matures on August 28,
  2017......................................................    139,852     162,906
Capital lease obligations resulting from acquisition of
  equipment, with a cost totaling $217,939 capitalized from
  three to five years.......................................     46,194      81,193
                                                              ---------   ---------
                                                                373,216     451,371
Less current portion........................................   (142,109)   (171,277)
                                                              ---------   ---------
                                                              $ 231,107   $ 280,094
                                                              =========   =========

     Scheduled maturities of long-term debt at June 30, 1999 are: 2000 -- $142,109; 2001 -- $76,907; 2002 -- $37,985; 2003 -- $7,879; and 2004 and
thereafter -- $108,336.

                         VIRAGEN, INC. AND SUBSIDIARIES

NOTE G -- INCOME TAXES

     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen's deferred tax liabilities and assets as of June 30, 1999 and 1998 are as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
Deferred tax liabilities
  Tax over book depreciation................................  $   137,000   $  118,000
  Other.....................................................       21,000       21,000
                                                              -----------   ----------
          Total deferred tax liabilities....................      158,000      139,000
Deferred tax assets Net operating loss carry forwards.......   11,782,000    9,875,000
  Research and development credit...........................      622,000      478,000
  Deferred compensation.....................................      205,000           --
  Other.....................................................      308,000      249,000
                                                              -----------   ----------
          Total deferred tax assets.........................   12,917,000   10,602,000
  Valuation allowance for deferred tax assets...............   12,759,000   10,463,000
                                                              -----------   ----------
                                                                  158,000      139,000
                                                              -----------   ----------
     Net deferred taxes.....................................  $        --   $       --
                                                              ===========   ==========

     The change in the valuation allowance was a net increase of $2,296,000 for the year ended June 30, 1999.

     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which will cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

     Viragen has net operating loss carryforwards, with expiration dates, as follows:

  AMOUNT                                                          EXPIRATION
  ------                                                          ----------
$   270,000 ....................................................         2000
  2,870,000 ....................................................  2001 -- 2003
  3,120,000 ....................................................  2004 -- 2006
 25,051,000 ....................................................  2007 -- 2019
- -----------
$31,311,000
===========

     In addition, tax credits of $622,000 and $478,000 for income tax purposes are being carried forward that expire in years 2001 through 2014, at June 30, 1999 and 1998, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

                         VIRAGEN, INC. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen's net loss is as follows:

                                                               1999     1998     1997
                                                              ------   ------   ------
Tax at U.S. statutory rate..................................  (34.00)% (34.00)% (34.00)%
State taxes, net of federal benefit.........................   (3.63)%  (3.63)%  (3.63)%
Non-deductible items........................................    0.18%   (2.89)%   4.46%
Change in valuation allowance...............................   34.21%   40.00%   30.68%
Other.......................................................    3.24%    0.52%    2.49%
                                                              ------   ------   ------
                                                                  --%      --%      --%
                                                              ======   ======   ======

     Viragen (Europe) Ltd. was included in Viragen's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, when Viragen, Inc.'s percentage ownership of Viragen (Europe) Ltd. exceeded 80%. Even though Viragen's ownership percentage of Viragen (Europe) exceeds 80% again as of December 31, 1998, Viragen (Europe) may have to continue filing separate income tax returns. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen (Europe), files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, also a wholly-owned subsidiary of Viragen (Europe), files separate income tax returns in Germany.

     Deferred tax assets of Viragen (Europe)'s U.S. operations at June 30, 1999 and 1998 are as follows:

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
Total deferred tax assets...................................  $993,000    $1,164,700
Valuation allowance for deferred tax assets.................   993,000     1,164,700
                                                              --------    ----------
                                                              $     --    $       --
                                                              ========    ==========

     At June 30, 1999, Viragen (Europe) has net operating losses totaling approximately $2,580,000, expiring between 2000 and 2019. Viragen (Scotland) has approximately $9,847,000 in net operating losses available to carryforward at June 30, 1999.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                              YEAR ENDED JUNE 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
U.S.....................................................  $ (6,048,656)   $ (3,615,140)
Foreign.................................................    (4,602,176)     (4,240,996)
                                                          ------------    ------------
                                                          $(10,650,832)   $ (7,856,136)
                                                          ============    ============

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

     In June 1996, Viragen loaned $50,000 to a now-former employee. The promissory note is for a term of five years with an annual interest rate of 6.48%. Interest is to be paid semi-annually with the principal balance and unpaid interest payable on the fifth anniversary of the note. Management has reserved approximately $25,000 of the principal balance as uncollectable at June 30, 1999. Management intends to pursue collection of this promissory note.

     In November 1996, Viragen forgave a $12,500 balance due to the company by its chief executive officer.

     In April 1997, management loaned $100,000 to one of Viragen's directors. The secured promissory note is for a term of one year with the principal and interest payable upon maturity. The note bears interest at 8.50% per annum. In April 1998, the director defaulted on the note. Management is unable to ascertain the amounts,

                         VIRAGEN, INC. AND SUBSIDIARIES
if any, which could ultimately be realized on the promissory note. Accordingly, the entire amount due under the note with related accrued interest of approximately $10,000 was been written-off as uncollectable on June 30, 1998. Management intends to pursue collection efforts relative to this transaction.

     On July 31, 1998, we held our 1997 annual shareholders meeting. Certain directors did not seek reelection to serve as directors of the company. In appreciation of their past service, Viragen waived the requirement to exercise outstanding stock options within 90 days of their last day as directors. All outstanding stock options will expire under their normal terms. We recognized approximately $199,000 in compensation expense upon waiving the 90-day expiration clause.

     During fiscal 1999, certain directors and former officer exercised 1,160,000 options to purchase common stock at prices ranging between $0.30 and $1.19 per share. The options were exercised through the issuance of promissory notes payable to Viragen with related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 5.06% and 5.47%, payable semi-annually and are secured by the underlying common stock purchased. The shares are being held in escrow pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements.

NOTE I -- COST REDUCTION PLAN

     During fiscal 1999, Viragen began implementing a cost-reduction plan targeted to reduce domestic and research costs. These changes in operations reflect our shift from developing our product in our domestic laboratories to scale-up development and clinical research in our European facility.

     SFAS No. 121 -- "Accounting for the Impairment of Long-Lived Assets" requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. EITF 94-3
- -- "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" requires restructuring costs to be accrued under specific guidelines.

     No losses or exit costs have been accrued by Viragen. We have not done so because the criteria for recognizing losses and exit costs, as specified in SFAS 121 and EITF 94-3, have not been met.

     Much of the savings to be realized from personnel reductions comes from the elimination of positions where employment agreements have expired. Accordingly, these individuals are not receiving severance pay. Of the remaining positions to be eliminated, management has not yet approved any severance packages to be offered.

     Viragen is not aware of any impairment of its equipment, and accordingly, we have not recognized any loss due to impairment on our long-lived laboratory equipment or facility. Upon termination of research activities in our domestic facility, equipment considered to be useful to our Scottish operations will be transferred to our Scottish facility, where it will be used in continuing research activity, as well as manufacturing and quality assurance operations. Equipment identified for disposal, if any, will be sold for the highest bid. Viragen has not yet identified any equipment for disposal, and accordingly, has not recognized any impairment. We are currently in the process of trying to sell the domestic research facility, but no impairment has been recorded because an independent appraisal performed has valued the land, building and related improvements above its net book value.

                         VIRAGEN, INC. AND SUBSIDIARIES

NOTE J -- LICENSE AND MANUFACTURING AGREEMENTS

     Through a fifteen-year license agreement granted by Viragen, Viragen (Europe) Ltd. and its wholly-owned subsidiary, Viragen (Scotland) Ltd., secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte-derived interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, Viragen (Scotland) entered into a license and manufacturing agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Service. The Transfusion Service, on behalf of Viragen (Scotland), will manufacture and supply Viragen (Scotland)'s product to Viragen (Scotland) for distribution in the European Union in return for certain fees. It was considered critical to our operations and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical component in the manufacture of the product. Viragen (Scotland) commenced operations concurrent with the execution of its agreement with the Transfusion Service. The term of the Scottish agreement is five years with two additional five-year extension terms exercisable at the option of Viragen (Scotland).

     Pursuant to the terms of the license, Viragen (Scotland) was to prepay $2 million to Viragen, within six months of the effective date, July 12, 1995. Commencing one year from the effective date, Viragen (Scotland), is to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The license will renew automatically for two consecutive fifteen-year terms.

     Both parties modified the license deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the license, to Viragen (Scotland). Viragen had substantially transferred the processes and technology to Viragen (Scotland) by the end of May 1997. At that time, Viragen required the initial royalty payment be made. Completion of the transfer occurred on November 1, 1997.

     In April 1998, Viragen entered into an option agreement with Southern Health SDN.DHD, a private Malaysian/Australian-based healthcare investment group. The option agreement initially provided Southern Health the right to acquire, through September 30, 1998, subsequently extended to March 31, 1999, an exclusive, private-label manufacturing and distribution license covering Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Korea, Singapore, Australia and New Zealand, for our proprietary natural interferon production process in exchange for an initial cash licensing fee of $20 million and a continuing royalty of 12% of Southern Health's related revenues. Southern Health paid a $200,000 option fee.

     On March 31, 1999, the option agreement expired, without being exercised. We recognized one-half of the fee, or $100,000, as revenue, and the balance was refunded to Southern Health during April 1999.

NOTE K -- RESEARCH AND DEVELOPMENT AGREEMENTS

     Viragen has a contract with Viragen Research Associated Limited Partnership, for Viragen to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. Pursuant to the contract, we assigned all of our patent rights to the processes and topical products to Viragen Research Associated in exchange for an exclusive worldwide licensing agreement. Viragen Research Associated is to receive 5% of the gross revenues of such products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of such products. Viragen is not presently pursuing the development or commercialization of a topically applied product.

NOTE L -- ROYALTY AGREEMENT

     Viragen has a royalty agreement with Medicore, Inc. that will pay Medicore a maximum of $2,400,000 in royalties. Royalties are to be paid as follows: 5% on the first $7 million of sales of interferon and related

                         VIRAGEN, INC. AND SUBSIDIARIES
products; 4% of the next $10 million of sales; and 3% on the next $55 million of sales up to the maximum of $2,400,000 in royalty payments. Royalties incurred in prior years under the agreement, totaling approximately $108,000, are included in royalties payable. This amount will be paid as the final payment under the royalty agreement.

NOTE M -- COMMITMENTS

     In November 1996, Viragen (Scotland) Ltd. executed a five-year lease on property located in Edinburgh, Scotland that will serve as our laboratory and production facilities. Base monthly rental on the property is approximately $9,975. In addition, Viragen (Scotland) may extend the term of the lease at its option, for four five-year periods.

     In November 1996, Viragen entered into a ten-year lease on property in Plantation, Florida. This facility contains our executive and administrative offices. Monthly rental on the property is approximately $15,700. The lease contains provisions for two additional five-year periods at the Company's option.

     During the years ended June 30, 1999, 1998 and 1997, Viragen recognized rent expense and related charges of $298,000, $290,000 and $47,000 for its Plantation, Florida property lease and $195,000, $202,000 and $29,000 attributable to its Edinburgh, Scotland facility. Future minimum lease payments on the two facilities are: 2000 -- $300,912; 2001 -- $307,255; 2002 -- $224,019;
and 2003 -- $200,913; and 2004 and thereafter -- $817,339.

     Viragen has entered into employment agreements with its officers and key employees. These agreements represent a commitment to pay an aggregate amount of approximately $1,200,000, per year in salaries to these individuals.

NOTE N -- CONTINGENCIES

     In May 1997, Viragen in the name of Viragen (Europe) (formerly Sector Associates, Ltd.) was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleged that during the period from December 1993 to May 1994, prior to Viragen's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The suit was settled on July 8, 1998 for a total of $25,000. The loss arising from settlement of the suit was recognized during fiscal 1998.

     In October 1997, Viragen, the company's president, and Cytoferon Corp., a former affiliate of Viragen's president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Case No: 97-3187-CIV-MARCUS) by a Viragen shareholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the specific performance delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff in this litigation filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida. The plaintiff subsequently filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties and seeks a judgement similar to that of the dismissed federal suit.

     In March 1998, the circuit court granted Viragen's motion to dismiss in this matter. Subsequently, the plaintiff filed an amended complaint alleging similar claims and seeking a judgement similar to that of the dismissed federal and initial state of Florida suits. In April 1998, Viragen filed a motion to dismiss the

                         VIRAGEN, INC. AND SUBSIDIARIES
plaintiff's amended complaint which was denied by the court. Viragen denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded.

     In September 1999, the federal court recommended that Viragen receive reimbursement for attorney's fees and expenses incurred in the federal suit described above. Management has filed an objection claiming that the award does not adequately cover the fees and expenses incurred defending the suit. A final decision is pending.

NOTE O -- GEOGRAPHIC INFORMATION

     In 1997, Viragen completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $4,506,000 and $4,745,000 at June 30, 1999 and 1998, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE P -- SUBSEQUENT EVENTS

     On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. Interest on the promissory note is payable in twelve monthly installments, commencing on August 10, 1999. Interest is calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate is adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest is due on July 10, 2000.