Form 10-Q
period 1999-09-30
VIRAGEN INC
filed 1999-11-15
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to

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

                                 (954) 233-8746
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, par value $ .01 - 75,031,773 shares at November 15, 1999.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 1999 and 1998 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1.  Financial Statements

1) Consolidated condensed statements of operations for the three months ended September 30, 1999 and 1998

2) Consolidated condensed balance sheets as of September 30, 1999 and June 30, 1999

3) Consolidated condensed statements of cash flows for the three months ended September 30, 1999 and 1998

4)    Notes to consolidated condensed financial statements as of September 30,
      1999


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

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 11 - Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                     ---------------------------------------
                                                                                1999               1998
                                                                     ---------------------------------------
INCOME
     Interest and other income                                               $     19,948      $    107,093
                                                                             ------------      ------------
                                                                                   19,948           107,093
COSTS AND EXPENSES

     Research and development costs                                             1,062,034           940,414
     General and administrative expenses                                        1,012,734         1,602,980
     Equity in losses of unconsolidated company                                   146,127           115,665
     Interest expense                                                             846,122            11,757
                                                                             ------------      ------------
                                                                                3,067,017         2,670,816
                                                                             ------------      ------------
     Loss before minority interest                                             (3,047,069)       (2,563,723)

     Minority interest in loss of consolidated subsidiaries                       184,540           165,683
                                                                             ------------      ------------
              NET LOSS                                                         (2,862,529)       (2,398,040)
     Deduct required dividends on convertible preferred
       stock, Series A                                                                663               663
     Deduct required dividends on redeemable preferred
       stock, Series H                                                                 --           432,224
     Deduct required dividends on redeemable preferred
       stock, Series I                                                              2,217           205,091
                                                                             ------------      ------------
LOSS ATTRIBUTABLE TO COMMON STOCK                                            $ (2,865,409)     $ (3,036,018)
                                                                             ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE, after deduction for
       required dividends on convertible preferred stock                     $      (0.04)     $      (0.06)
                                                                             ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES                                                           72,875,763        53,299,268
                                                                             ============      ============

            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               September 30,       June 30,
                                                                                   1999              1999
                                                                                -----------      -----------
                                                                                (Unaudited)
                                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                    $   430,867      $ 1,055,587
   Restricted cash                                                                   45,600               --
   Prepaid expenses                                                                 254,405          254,057
   Other current assets                                                             203,443          306,433
                                                                                -----------      -----------
                  Total Current Assets                                              934,315        1,616,077

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                                3,580,796        3,492,585
   Equipment and furniture                                                        6,023,464        5,556,106
   Construction in progress                                                              --          309,431
                                                                                -----------      -----------
                                                                                  9,604,260        9,358,122
   Less accumulated depreciation                                                 (3,529,070)      (3,337,807)
                                                                                -----------      -----------
                                                                                  6,075,190        6,020,315

INVESTMENT IN UNCONSOLIDATED
    COMPANY                                                                         525,617          671,744
DEPOSITS AND OTHER ASSETS                                                           185,475          221,218
                                                                                -----------      -----------
                                                                                $ 7,720,597      $ 8,529,354
                                                                                ===========      ===========





            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -- (CONTINUED)



                                                                                   September 30,       June 30,
                                                                                       1999              1999
                                                                                   ------------      ------------
                                                                                    (Unaudited)
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                             $  1,814,170      $  1,132,323
      Short-term promissory note                                                        600,000                --
      8% Convertible promissory notes                                                        --         1,929,877
      Accrued expenses and other liabilities                                            543,481           702,209
      Current portion of long-term debt                                                 132,755           142,109
                                                                                   ------------      ------------
         Total Current Liabilities                                                    3,090,406         3,906,518

ROYALTIES PAYABLE                                                                       107,866           107,866
LONG-TERM DEBT, less current portion                                                    213,018           231,107

MINORITY INTEREST IN SUBSIDIARIES                                                       142,144           326,684

CONVERTIBLE SERIES I cumulative preferred stock,
   $1.00 par value.  Authorized 200 shares; issued and
   outstanding 11 shares                                                                123,137           120,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value:  $10 per share aggregating
     $26,500                                                                              2,650             2,650
   Common stock, $.01 par value. Authorized 125,000,000 and
     75,000,000 shares at September 30, 1999 and June 30, 1999, respectively;
     issued 75,400,430 and 69,913,762 shares at September 30, 1999 and
     June 30, 1999, respectively, of which 845,277 shares are held as
     treasury stock                                                                     754,002           699,135
   Capital in excess of par value                                                    58,229,493        55,353,205
   Treasury stock, at cost                                                           (1,277,613)       (1,277,613)
   Retained deficit                                                                 (53,386,436)      (50,521,028)
   Accumulated other comprehensive income                                               192,381            46,752
   Notes due from directors                                                            (470,451)         (466,842)
                                                                                   ------------      ------------
         Total Stockholders' Equity                                                   4,044,026         3,836,259
                                                                                   ------------      ------------
                                                                                   $  7,720,597      $  8,529,354
                                                                                   ============      ============

            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Three Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                               1999             1998
                                                                            -----------      -----------
OPERATING ACTIVITIES
     Net Loss                                                               $(2,862,529)     $(2,398,040)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                          164,008          154,967
         Compensation expense on stock options                                   34,144          355,312
         Interest expense on reset shares                                       697,246               --
         Minority interest in loss of subsidiary                               (184,540)        (165,683)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                        20,238           (5,036)
         Other current assets                                                   102,990          198,242
         Investment in unconsolidated company                                   146,127          115,665
         Deposit and other assets                                                55,792          (15,188)
         Accounts payable                                                       681,847         (144,974)
         8% Convertible promissory notes                                         70,123               --
         Accrued expenses and other liabilities                                (103,279)        (362,537)
         Due from employees and officers                                         (3,609)          (4,371)
                                                                            -----------      -----------
           Net cash used in operating activities                             (1,181,442)      (2,271,643)

INVESTING ACTIVITIES

     Sale of marketable securities, available-for-sale, net                          --        5,100,357
     Investment in unconsolidated company                                            --       (1,100,000)
     Additions to property, plant and equipment, net                           (218,883)        (257,220)
                                                                            -----------      -----------
          Net cash (used in) provided by investing
           activities                                                          (218,883)       3,743,137





            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                        ----------------------------
                                                                           1999             1998
                                                                        -----------      -----------
FINANCING ACTIVITIES
     Proceeds from short-term borrowings, net                           $   534,351      $        --
     Payments on long-term debt                                             (48,997)         (40,843)
     Purchase of treasury stock                                                  --         (174,906)
     Payment on preferred dividends                                              --             (835)
     Proceeds from exercise of options and warrants                         143,654           50,000
                                                                        -----------      -----------
           Net cash provided by (used in) financing
             activities                                                     629,008         (166,584)

Effect of exchange rate fluctuations on cash                                146,597           74,031
                                                                        -----------      -----------

Increase (decrease) in cash                                                (624,720)       1,378,941

Cash and cash equivalents at beginning of period                          1,055,587        2,708,317
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $   430,867      $ 4,087,258
                                                                        ===========      ===========



            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A -  CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the September 30, 1999 interim presentation.

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1999 and 1998 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated condensed financial statements be read together with the financial statements and notes included in our annual report on Form 10-K for the year ended June 30, 1999.

         In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results such as changes in the health care environment, competition, foreign exchange and changes in legislation.

NOTE C - SHORT-TERM PROMISSORY NOTE

         On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. Interest on the promissory note is payable in eleven monthly installments, commencing on September 10, 1999. Interest is calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal and the rate is adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest is due on July 10, 2000.

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. Interest on the promissory note is payable in 6 monthly installments, commencing on December 3, 1999. Interest is calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest is due on May 3, 2000.

NOTE D - COMPREHENSIVE LOSS

                                                Three Months Ended
                                                  September 30,
                                    -----------------------------------------
                                             1999                  1998
                                    -------------------    ------------------

Net loss                                   $(2,862,529)     $(2,398,040)
Other comprehensive income:
     Currency translation adjustment           145,629           70,618
     Net unrealized gain on marketable
       securities                                   --            7,165
                                           -----------      -----------
Total comprehensive loss                   $(2,716,900)     $(2,320,257)
                                           ===========      ===========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. It is important to note that actual results could differ materially from those contained in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our amendment no. 3 on Form S-1 to registration statement on Form S-3, as filed with the Securities and Exchange Commission on October 21, 1999 (File No. 333-75749). You should also consult the risk factors listed from time to time in Viragen's reports and amendments, if applicable, on Forms 10-Q, 8-K, S-3, 10-K and annual reports to our stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions and availability of investment capital. Increased competition from existing biopharmaceutical companies, as well as the entry into the market of new competitors, could adversely affect our financial condition or results of operations.

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

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $2,862,529, $10,650,832, and $7,856,136, for the three month period ended September 30, 1999 and fiscal years ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 15, 1999, Viragen has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants, included in our annual report on Form 10-K, noted our financial condition raises substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved since this report was issued. We are actively seeking new investment capital; however; we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, it would be necessary for us to significantly reduce or completely suspend all operations.

         Our working capital deficit totaled approximately $2,156,000 on September 30, 1999, an increase in working capital of $134,000 from the previous year end balance. This increase was attributed to the conversion of $2,000,000 in convertible notes plus related interest into 5,210,412 shares of common stock. This increase was reduced by operational losses of approximately $2,863,000 and additions to property, plant and equipment of $219,000.

         While subject to significant limitation, Viragen at September 30, 1999, has available approximately $33 million in net tax operating loss carryforwards expiring between 1999 and 2013, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our OMNIFERON(TM) and/or LEUKOVAX products. As we cannot be assured as to our ultimate success in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by SFAS 109. Accordingly, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         We believe that our OMNIFERON product currently under development can be manufactured in sufficient quantity and will be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We intend to commence clinical trials in the European Union during the fourth calendar quarter of 1999 and eventually submit an Investigational New Drug Application to the U.S. Food and Drug Administration. Approvals of these projects cannot be assured and are subject to the successful completion of lengthy and costly clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

         Additional funding will be required to conduct the clinical trial process relating to OMNIFERON both in the European Union and domestically prior to receiving regulatory approval to market OMNIFERON. Anticipated funding requirements related to approval of OMNIFERON for hepatitis C, the first approval we are seeking in the European Union, include: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued product development, general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to our operations.

         In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of therapeutic drugs for autoimmune disorders. Its lead product is LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation currently in FDA Phase I/II clinical trials for rheumatoid arthritis. Under the terms of this agreement, we have options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our sole option.

         Additional funding, if any, will be made based upon the evaluation of LEUKOVAX clinical trial data and will be utilized to underwrite a Phase III clinical trial. The agreement also provides for us to issue up to 3 million shares of its common stock and warrants to acquire 300,000 shares of common stock, in exchange for additional series A convertible shares of Inflammatics, if all funding phases are completed. Preliminary estimates for the funding of Phase III clinical trials of LEUKOVAX range between $6.0 million and $10.0 million.

         On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. Interest on the promissory note is payable in eleven monthly installments, commencing on September 10, 1999. Interest is calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal and the rate is adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest is due on July 10, 2000.

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. Interest on the promissory note is payable in 6 monthly installments, commencing on December 3, 1999. Interest is calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest is due on May 3, 2000.

         In November 1999, Viragen entered into negotiations for a financing agreement for the sale of 4,767,000 shares of common stock and 375,000 common stock purchase warrants exercisable at $1.15 for $2.55 million. Under the terms of the agreement, the offering proceeds would be invested: $775,000 within 10 days after the preparation and delivery of the related registration statement; $775,000 upon filing of the registration statement; and $1,000,000 upon the effectiveness of the registration statement. We anticipate delivering the related registration statement on Form S-1 to the investors by November 17, 1999. Management is currently also in negotiations with additional funding sources.

RESULTS OF OPERATIONS

         As the discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Viragen has recognized no sales revenue or related costs for the three months ended September 30, 1999 or the fiscal years ended June 30, 1999, 1998 or 1997, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could commence generating sales revenue through export sales of OMNIFERON prior to the end of fiscal 2000 under an agreement with the AGC group of companies. These sales however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals.

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

         Research and development costs totaled approximately $1,062,000 for the first quarter of fiscal 2000 compared to $940,000 for the same period of the previous year. The increase of $122,000 included an increase in laboratory supplies expense of $26,200, and an increase in research related salaries and support fees of $130,100.

         The increase in research and development costs is net of the decreased development activity, related to OMNIFERON, being performed domestically, as the technology transfer to our Scottish facility was deemed completed. During the quarter, domestic lab supplies and research related support fees decreased by $77,100 and $84,900 respectively, when compared to the same period of the previous year. In November 1999, we ceased all research projects being conducted in our Florida laboratory facility. All research related projects, including research related to production scale-up, are now being conducted in our Edinburgh, Scotland facility. We believe that this consolidation step will improve and streamline our scientific development efforts as well as reduce operating costs by consolidating operations in one facility. Research and development costs, however, will continue to increase in the following periods as we commence our clinical trials of OMNIFERON.

         General and administrative expenses totaled approximately $1,013,000 for the quarter ended September 30, 1999, a decrease of approximately $590,000 from the same period of the preceding year. This decrease reflects a decrease in domestic administrative salaries and support fees of $182,200 due to the implementation of our cost reduction program. Also, Viragen waived a 90-day expiration provision on stock options held by three directors who were not re-elected to the Board of Directors during the first quarter of the previous year. Accordingly, last year we recognized $324,500 in compensation expense, in accordance with the provisions of FAS 123, during the first quarter of fiscal 1999. This expense was not incurred during the current fiscal year.

         We recognized approximately $146,000 in losses related to our investment in Inflammatics, Inc. up from $116,000 in the prior year. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LEUKOVAX and the expensing of our excess investment costs.

         The significant increase in interest expense is related to debt instruments which were outstanding during the first quarter of fiscal 2000, but not outstanding during the same period of fiscal 1999. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 and a short-term promissory note totaling $600,000. Also, Viragen incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes.

         Our management anticipates operational losses will continue increasing as we begin planned clinical trials of OMNIFERON. In January 1999, we began implementing a cost-reduction plan. Planned cost reductions implemented in calendar 1999 are expected to save approximately $2.4 million annually in operating expenses. The reductions include the elimination of administrative and research positions in the U. S.

saving approximately $1.6 million. We also closed our Florida-based research facility, consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We intend to sell our Florida facility during the second fiscal quarter. These changes in operations reflect the shift from developing OMNIFERON in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more than offset by increasing expenses in our Scottish facilities related to scale-up process and the start of clinical trials scheduled to commence in the fourth calendar quarter of 1999.

YEAR 2000

         Viragen recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of products produced for planned clinical trials and eventually for commercial scale production.

         We have been utilizing both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. Due to the limited size of our administrative staff, most of this work has been performed by outside contractors retained specifically for this project. We believe that all of our significant computer dependent systems, both administrative and scientific, are now Year 2000 compliant. The total estimated cost to us to complete our internal Year 2000 project was approximately $50,000, including hardware replacements where indicated. Funding for the evaluation and corrective phases was provided from general working capital.

         We have contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to our current and planned future operations to discuss and evaluate their own compliance programs. We are still evaluating the third party responses, and will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

         The ultimate success of our Year 2000 compliance program is dependent in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have no direct control. Accordingly, the inability of critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations from a product development, clinical trial or commercial manufacturing standpoint, negatively affecting its financial condition, results of operations and cash flows.

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

                                     VIRAGEN, INC.

                                     By: /s/ DENNIS W. HEALEY
                                         -----------------------------------
                                          Dennis W. Healey
                                          Executive Vice President and
                                          Principal Financial Officer

                                     By: /s/ JOSE I. ORTEGA
                                         -----------------------------------
                                          Jose I. Ortega
                                          Controller and
                                          Principal Accounting Officer

Dated:    November 15, 1999