Form 10-K/A
period 1999-06-30
VIRAGEN INC
filed 1999-12-22
CIK 353482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Amendment No. 2 to Registration Statement on Form S-3, filed on July 16, 1999 (File No. 333-75749).

     Proxy Statement on Form DEF 14A, No. 99642501, dated June 4, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES


                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 1999


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

          (lxix) Employment Agreement between the Company and Gerald Smith dated March 1, 1999 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30, 1999).

          (lxx) Employment Agreement between the Company and Dennis W. Healey dated March 1, 1999 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30, 1999).

          (lxxi) Memorandum of Agreement between the Isoceles Fund and the Company dated March 17, 1999 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30, 1999).

          (lxxii) Letter of Intent between the Company and Drogson Healthcare dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).


     (21) Subsidiaries of the registrant (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30,
          1999).


     (23) Consent of Independent Certified Public Accountants.


     (27) Financial Data Schedule (for Securities and Exchange Commission use only) (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended June 30, 1999).


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


Dated:  December 21, 1999


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


                       NAME                                          TITLE                        DATE
                       ----                                          -----                        ----

                 /s/ GERALD SMITH                    Chairman of the Board of Directors,   December 21, 1999
---------------------------------------------------  Principal Executive Officer and
                   Gerald Smith                      President

               /s/ ROBERT H. ZEIGER                  Vice Chairman of the Board            December 21, 1999
---------------------------------------------------
                 Robert H. Zeiger

                /s/ CARL N. SINGER                   Director and Chairman of the          December 21, 1999
---------------------------------------------------  Executive Committee
                  Carl N. Singer

               /s/ DENNIS W. HEALEY                  Executive Vice President, Treasurer,  December 21, 1999
---------------------------------------------------  Principal Financial Officer and
                 Dennis W. Healey                    Director

               /s/ CHARLES J. SIMONS                 Director and Chairman of the Audit,   December 21, 1999
---------------------------------------------------  Finance and Compensation Committee
                 Charles J. Simons

              /s/ PETER D. FISCHBEIN                 Director                              December 21, 1999
---------------------------------------------------
                Peter D. Fischbein

                /s/ SIDNEY DWORKIN                   Director                              December 21, 1999
---------------------------------------------------
                  Sidney Dworkin

              /s/ ROBERT C. SALISBURY                Director                              December 21, 1999
---------------------------------------------------
                Robert C. Salisbury

                /s/ JOSE I. ORTEGA                   Controller and Principal Accounting   December 21, 1999
---------------------------------------------------  Officer
                  Jose I. Ortega

                             FORM 10-K/A -- ITEM 8


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



     Viragen owns a 10% equity interest in Inflammatics, Inc., a biopharmaceutical company currently in the research and development stage. While we have the option to increase our ownership interest up to 80%, the financial accounts of Inflammatics are not consolidated with those of Viragen. We account for our investment under the equity method of accounting. The parties that own the remaining 90% equity in Inflammatics are not currently funding its research and development efforts. Accordingly, while Viragen only owns 10% of Inflammatics, it is recognizing 100% of the losses incurred by the unconsolidated company. Costs related to this transaction include finders fees and warrants issued. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash contribution to Inflammatics.


     In preparing the financial statements, management must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results including changes in the health care environment, competition, foreign exchange and legislation.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

     Other Current Assets: Other current assets consisted of the following at June 30, 1999 and 1998:

                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Notes receivable.........................................  $171,123   $ 55,222
VAT tax refund receivable................................   119,352    256,504
Other current assets.....................................    15,958    219,224
                                                           --------   --------
                                                           $306,433   $530,950
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

     Embedded dividends included in loss attributable to common stock during each fiscal year presented are:

PREFERRED STOCK                                   1999       1998        1997
---------------                                 --------   --------   ----------
Series A......................................  $     --   $     --   $       --
Series B......................................        --         --    3,683,731
Series C......................................        --         --      844,960
Series D......................................        --         --    3,292,683
Series E......................................        --         --      882,353
Series F......................................        --         --           --
Series G......................................        --         --           --
Series H......................................   510,731    586,830           --
Series I......................................   245,884    193,140           --

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


     In addition, the right of conversion was further limited to a maximum of 15% of the aggregate principal amount of the series H and series I preferred stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for any month in the event the holder has converted less than 15% in any of the preceding months.


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

     The note could be prepaid without penalty and was not convertible into common stock. The principal value of the note was comprised of the following components:


Principal balance...........................................  $7,445,000
Beneficial conversion feature (($7.445
  million/76.81%) minus $7.445 million).....................  $2,247,748
Preferred dividends earned (6/8/97 -- 7/1/97)...............  $   27,493


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
                                                ==========       =====

                         VIRAGEN, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at June 30, 1999:

                                                                                                             STOCK OPTIONS
STOCK OPTIONS OUTSTANDING                                                                                     EXERCISABLE
---------------------------------------------------------------------------------------------------   ---------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                      NUMBER     AVERAGE REMAINING      WEIGHTED        NUMBER        AVERAGE
                                                        OF          CONTRACTUAL         AVERAGE           OF          EXERCISE
RANGE OF EXERCISE PRICES                             OPTIONS       LIFE (YEARS)      EXERCISE PRICE    OPTIONS         PRICE
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
                                                ==========       =====

     The following table summarizes information about stock warrants outstanding at June 30, 1999:

                                                                                                             STOCK OPTIONS
STOCK OPTIONS OUTSTANDING                                                                                     EXERCISABLE
---------------------------------------------------------------------------------------------------   ---------------------------
                                                                     WEIGHTED                                         WEIGHTED
                                                      NUMBER     AVERAGE REMAINING      WEIGHTED        NUMBER        AVERAGE
                                                        OF          CONTRACTUAL         AVERAGE           OF          EXERCISE
RANGE OF EXERCISE PRICES                             OPTIONS       LIFE (YEARS)      EXERCISE PRICE    OPTIONS         PRICE
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


     Viragen recognized approximately $757,000 in losses related to its investment in Inflammatics, Inc. during the fiscal year ended June 30, 1999. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the amortization of the capitalized finders fees and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.


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

     Events of default, on our obligations to the investors, include: default under the promissory notes, failure to maintain effectiveness of our registration under the Securities Act of 1933, delisting our stock from NASDAQ (which has occurred), and failure to have our registration statement become effective by July 7, 1999 (which has occurred).

     The sum of the penalties depends on the period that we are in non-compliance. As of September 17, 1999, we have incurred approximately $140,000 in penalty fees. The penalty amount will continue to increase $40,000 per month, until the related registration statement becomes effective.

     The investors have the right to force redemption of their common shares, because the related registration statement is not yet effective and the stock has been delisted from NASDAQ. The redemption value, if elected by the investors, would exceed the initial investment of $2 million. The redemption value is the greater of: $2 million and related interest plus a premium of 15%; or market value of the shares to be redeemed, on the date the investors elect redemption.

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

     Viragen has net operating loss carryforwards, with expiration dates, as follows:

  AMOUNT                                                          EXPIRATION
  ------                                                          ----------
$   270,000 ....................................................         2000
  2,870,000 ....................................................  2001 -- 2003
  3,120,000 ....................................................  2004 -- 2006
 25,051,000 ....................................................  2007 -- 2019
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

     SFAS No. 121 -- "Accounting for the Impairment of Long-Lived Assets" requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. EITF 94-3 -- "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" requires restructuring costs to be accrued under specific guidelines.

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

NOTE K -- RESEARCH AND DEVELOPMENT AGREEMENTS


     Viragen has a contract with Viragen Research Associated Limited Partnership, for Viragen to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. Pursuant to the contract, we assigned all of our patent rights to the processes and topical products to Viragen Research Associated in exchange for an exclusive worldwide licensing agreement. Viragen Research Associated is to receive 5% of the gross revenues of topical products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenues of topical products. Viragen is not presently pursuing the development or commercialization of a topically applied product.


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