Form 10-K405/A
period 1999-06-30
VIRAGEN INC
filed 2000-02-10
CIK 353482

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

Dated:  February 9, 2000

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

                       NAME                                          TITLE                        DATE
                       ----                                          -----                        ----

                 /s/ GERALD SMITH                    Chairman of the Board of Directors,   February 9, 2000
---------------------------------------------------  Principal Executive Officer and
                   Gerald Smith                      President

               /s/ ROBERT H. ZEIGER                  Vice Chairman of the Board            February 9, 2000
---------------------------------------------------
                 Robert H. Zeiger

                /s/ CARL N. SINGER                   Director and Chairman of the          February 9, 2000
---------------------------------------------------  Executive Committee
                  Carl N. Singer

               /s/ DENNIS W. HEALEY                  Executive Vice President, Treasurer,  February 9, 2000
---------------------------------------------------  Principal Financial Officer and
                 Dennis W. Healey                    Director

               /s/ CHARLES J. SIMONS                 Director and Chairman of the Audit,   February 9, 2000
---------------------------------------------------  Finance and Compensation Committee
                 Charles J. Simons

              /s/ PETER D. FISCHBEIN                 Director                              February 9, 2000
---------------------------------------------------
                Peter D. Fischbein

                /s/ SIDNEY DWORKIN                   Director                              February 9, 2000
---------------------------------------------------
                  Sidney Dworkin

              /s/ ROBERT C. SALISBURY                Director                              February 9, 2000
---------------------------------------------------
                Robert C. Salisbury

                /s/ JOSE I. ORTEGA                   Controller and Principal Accounting   February 9, 2000
---------------------------------------------------  Officer
                  Jose I. Ortega

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

     As discussed above, in June 1999, we amended the purchase agreement with Isosceles and Cefeo. This was done to provide a waiver of Isosceles' and Cefeo's first refusal rights for the interim financing during May 1999 in which Viragen received $1,375,000 from three investors through sale of our common stock. Since we had a pending registration statement on behalf of Isosceles and Cefeo at the time of the May 1999 interim financing and June 1999 modification, the Securities and Exchange Commission has informed us that we may have violated
Section 5 of the Securities Act of 1933. If this is so, we may have a contingent liability to Isosceles, Cefeo and the three investors in the interim financing since they may have a right to rescind their transactions. We have not classified any amount outside of permanent equity because management has concluded that the successful assertion of a claim for recission is remote.

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