Form 10-Q
period 1999-12-31
VIRAGEN INC
filed 2000-02-14
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - December 31, 1999

                                       OR

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  ______________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, par value $ .01 - 78,150,914 shares at February 10, 2000.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and six months ended December 31, 1999 and 1998 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1. Financial Statements

     1) Consolidated condensed statements of operations for the three months ended and six months ended December 31, 1999 and 1998

     2) Consolidated condensed balance sheets as of December 31, 1999 and June 30, 1999

     3) Consolidated condensed statements of cash flows for the six months ended December 31, 1999 and 1998

     4) Notes to consolidated condensed financial statements as of December 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 11 - Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule (for SEC use only)

          Current report on Form 8-K dated November 24, 1999, filed on
              December 9, 1999

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended               Six Months Ended
                                                                        December 31,                     December 31,
                                                               -----------------------------     -----------------------------
                                                                  1999             1998             1999              1998
                                                               ------------     ------------     ------------     ------------
INCOME
     Interest and other income                                 $     15,276     $     62,285     $     35,224     $    169,378
                                                               ------------     ------------     ------------     ------------
                                                                     15,276           62,285           35,224          169,378
COSTS AND EXPENSES
     Research and development costs                               1,186,017        1,088,915        2,248,051        2,029,329
     General and administrative expenses                          1,334,864        1,300,462        2,347,598        2,903,442
     Equity in losses of unconsolidated company                     146,125          399,041          292,252          514,706
     Interest expense                                                46,814            9,691          892,936           21,448
                                                               ------------     ------------     ------------     ------------
                                                                  2,713,820        2,798,109        5,780,837        5,468,925
                                                               ------------     ------------     ------------     ------------
     Loss before minority interest                               (2,698,544)      (2,735,824)      (5,745,613)      (5,299,547)

     Minority interest in loss of consolidated subsidiaries         188,974          318,125          373,514          483,808
                                                               ------------     ------------     ------------     ------------
              NET LOSS                                           (2,509,570)      (2,417,699)      (5,372,099)      (4,815,739)
     Deduct required dividends on convertible preferred
        stock, Series A                                                 663              663            1,325            1,325
     Deduct required dividends on redeemable preferred
        stock, Series H                                                  --          206,428               --          638,652
     Deduct required dividends on redeemable preferred
        stock, Series I                                                 482           97,615            2,699          302,706
                                                               ============     ============     ============     ============
LOSS ATTRIBUTABLE TO COMMON STOCK                              $ (2,510,715)    $ (2,722,405)    $ (5,376,123)    $ (5,758,422)
                                                               ============     ============     ============     ============

BASIC AND DILUTED LOSS
       PER COMMON SHARE,
       after deduction for required dividends on
       convertible preferred stock                             $      (0.03)    $      (0.05)    $      (0.07)    $      (0.10)
                                                               ============     ============     ============     ============

BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES                                             75,660,622       57,147,051       74,268,192       55,223,160
                                                               ============     ============     ============     ============






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                 December 31,       June 30,
                                                                     1999             1999
                                                                 -----------       -----------
                                                                 (Unaudited)
                                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $   102,701       $ 1,055,587
   Restricted cash                                                    35,600                --
   Prepaid expenses                                                  222,783           254,057
   Other current assets                                              205,296           306,433
                                                                 -----------       -----------
                  Total Current Assets                               566,380         1,616,077

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                                 3,571,908         3,492,585
   Equipment and furniture                                         5,993,752         5,556,106
   Construction in progress                                           10,000           309,431
                                                                 -----------       -----------
                                                                   9,575,660         9,358,122
   Less accumulated depreciation                                  (3,689,232)       (3,337,807)
                                                                 -----------       -----------
                                                                   5,886,428         6,020,315

INVESTMENT IN UNCONSOLIDATED
    COMPANY                                                          379,493           671,744

DEPOSITS AND OTHER ASSETS                                            163,971           221,218
                                                                 -----------       -----------
                                                                 $ 6,996,272       $ 8,529,354
                                                                 ===========       ===========




            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS- (CONTINUED)


                                                                                    December 31,         June 30,
                                                                                       1999                1999
                                                                                    ------------       ------------
                                                                                     (Unaudited)
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                              $  1,361,977       $  1,132,323
      Short-term promissory notes                                                        990,500                 --
      8% Convertible promissory notes                                                         --          1,929,877
      Accrued expenses and other liabilities                                             890,378            702,209
      Current portion of long-term debt                                                  110,401            142,109
                                                                                    ------------       ------------
         Total Current Liabilities                                                     3,353,256          3,906,518

ROYALTIES PAYABLE                                                                        107,866            107,866
LONG-TERM DEBT, less current portion                                                     191,945            231,107

MINORITY INTEREST IN SUBSIDIARIES                                                        107,138            326,684

CONVERTIBLE SERIES I cumulative preferred stock,
   $1.00 par value.  Authorized 200 shares; issued and
   outstanding 11 shares at June 30, 1999                                                     --            120,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding 2,650 shares.  Liquidation preference value:  $10 per share
     aggregating $26,500                                                                   2,650              2,650
   Common stock, $.01 par value.  Authorized 125,000,000 and
     75,000,000 shares at December 31, 1999 and June 30, 1999, respectively;
     issued 78,734,191 and 69,913,762 shares at December 31, 1999 and June 30,
     1999, respectively, of which 845,277 shares are held as treasury stock              787,340            699,135
   Capital in excess of par value                                                     59,974,539         55,353,205
   Treasury stock, at cost                                                            (1,277,613)        (1,277,613)
   Retained deficit                                                                  (55,897,150)       (50,521,028)
   Accumulated other comprehensive income                                                113,143             46,752
   Notes due from directors                                                             (466,842)          (466,842)
                                                                                    ------------       ------------
         Total Stockholders' Equity                                                    3,236,067          3,836,259
                                                                                    ------------       ------------
                                                                                    $  6,996,272       $  8,529,354
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                               December 31,
                                                                     -----------------------------
                                                                         1999              1998
                                                                     -----------       -----------
OPERATING ACTIVITIES
     Net Loss                                                        $(5,372,099)      $(4,815,739)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                   336,248           313,215
         Amortization of discount on short-term
            promissory note                                                4,750                --
         Amortization of discount on 8% convertible
             promissory notes                                             70,123                --
         Compensation expense on stock options                           412,617           414,313
         Consulting fees paid with common stock                           47,000                --
         Interest expense on reset shares                                697,246                --
         Minority interest in loss of subsidiary                        (373,514)         (483,808)
     Increase (decrease) relating to operating activities from:
         Restricted cash                                                  10,000                --
         Prepaid expenses                                                 51,860          (193,265)
         Other current assets                                            101,137           320,380
         Investment in unconsolidated company                            292,251           514,706
         Deposit and other assets                                         88,753           122,976
         Accounts payable                                                229,654          (140,125)
         Accrued expenses and other liabilities                          263,860          (386,216)
         Due from directors                                                   --            (7,587)
                                                                     -----------       -----------
           Net cash used in operating activities                      (3,140,114)       (4,341,150)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                    (202,361)         (329,307)
     Sale of marketable securities, available-for-sale, net                   --         5,806,566
     Investment in unconsolidated company                                     --        (1,100,000)
                                                                     -----------       -----------
          Net cash (used in)  provided by investing
            activities                                                  (202,361)        4,377,259





            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)


                                                               Six Months Ended
                                                                  December 31,
                                                         -----------------------------
                                                            1999              1998
                                                         -----------       -----------
FINANCING ACTIVITIES
     Proceeds from private placement, net                $ 1,144,229       $        --
     Proceeds from short-term borrowings, net                887,740                --
     Proceeds from sale of detachable warrants with
       short-term promissory note                             14,250                --
     Payments on long-term debt                              (90,164)          (85,169)
     Purchase of treasury stock                                   --          (280,982)
     Proceeds from exercise of options and warrants          368,435            50,000
                                                         -----------       -----------
           Net cash provided by (used in) financing
               activities                                  2,324,490          (316,151)

Effect of exchange rate fluctuations on cash                  65,099           (40,323)
                                                         -----------       -----------

Decrease in cash                                            (952,886)         (320,365)

Cash and cash equivalents at beginning of period           1,055,587         2,708,317
                                                         -----------       -----------

Cash and cash equivalents at end of period               $   102,701       $ 2,387,952
                                                         ===========       ===========







            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE A -  CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the December 31, 1999 interim presentation.

         Viragen owns a 10% equity interest in Inflammatics, Inc., a biopharmaceutical company currently in the research and development stage. While we have the option to increase our ownership interest up to 80%, the financial accounts of Inflammatics are not consolidated with those of Viragen. We account for our investment under the equity method of accounting. The parties that own the remaining 90% equity in Inflammatics are not currently funding its research and development efforts. Accordingly, while Viragen only owns 10% of Inflammatics, it is recognizing 100% of the losses incurred by the unconsolidated company. Costs related to this transaction include finder's fees and warrants issued. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash contribution to Inflammatics.


NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 1999 and 1998 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that you read these consolidated condensed financial statements together with the financial statements and notes included in our annual report on Form 10-K/A for the year ended June 30, 1999.

         In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition, foreign exchange and changes in legislation.

NOTE C - SHORT-TERM PROMISSORY NOTES

         On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. We must pay interest on the promissory note in eleven monthly installments, which began on September 10, 1999. Interest is calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate is adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest is due on July 10, 2000.

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. We must pay interest on the promissory note in 6 monthly installments, which began on December 3, 1999. Interest is calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest is due on May 3, 2000. The lender also received 25,000 detachable warrants exercisable at $0.95 per share through October 31, 2004. We valued the warrants at $14,250 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on principal.

NOTE D - CAPITAL STOCK

         On November 24, 1999, Viragen entered into a common stock and warrants purchase agreement with:

         o    AMRO International, S.A.,
         o    Markham Holdings, Limited, and
         o    Tashdale Ltd.

The agreement was for gross proceeds of $2.5 million. Viragen contracted to issue, in three tranches, 4,600,000 shares of common stock and warrants to purchase 375,000 shares of common stock. We entered into this financing under Regulation S of the Securities Act of 1933. Gross proceeds from the first tranche totaled $650,000, in exchange for:

         o the sale of 1,000,000 shares and warrants to purchase 50,000 shares to AMRO International, and
         o the sale of 300,000 shares and warrants to purchase 15,000 shares to Markham Holdings Limited.

The warrants are exercisable at $1.15 per share and expire on November 30, 2002.

         When Viragen filed the related registration statement on Form S-1 (File No. 333-93425) on December 22, 1999, we received an additional $650,000. In this tranche:

         o    AMRO International acquired an additional 1,000,000 shares of common stock and warrants to purchase 50,000 shares, and
         o    Markham Holdings acquired, at the same time, 300,000 additional shares and warrants to purchase 15,000 shares.

The warrants are also exercisable at $1.15 per share and expire on November 30, 2002.

         The Securities and Exchange Commission declared the registration statement effective on February 11, 2000. Accordingly, Viragen issued 2,000,000 shares and warrants to purchase 120,000 shares to Tashdale Ltd., for consideration of $1,200,000. The warrants are exercisable at $1.15 per share and will expire on November 30, 2002.

         In connection with this transaction, Viragen paid a fee of 7% of the amount invested to AMRO International in consideration of locating the other two investors. They also received warrants to purchase 125,000 shares of common stock. The warrants are exercisable at $1.15 per share through November 30, 2002.


NOTE E - COMPREHENSIVE LOSS


                                            Three Months Ended             Six Months Ended
                                                December 31,                  December 31,
                                        ---------------------------     ---------------------------
                                            1999           1998            1999            1998
                                        -----------     -----------     -----------     -----------
Net loss                                $(2,509,570)    $(2,417,699)    $(5,372,099)    $(4,815,739)
Other comprehensive income (loss):
     Currency translation adjustment        (79,238)       (110,941)         66,391         (40,323)
     Net unrealized gain (loss) on
         marketable securities                   --          (4,312)             --           2,853
                                        -----------     -----------     -----------     -----------

Total comprehensive loss                $(2,588,808)    $(2,532,952)    $(5,305,708)    $(4,853,209)
                                        ===========     ===========     ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected project commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. You should note that actual results could differ materially from those contained in the forward-looking statements. Among the factors that may cause our actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section, included in our amendment no. 2 to Form S-1 registration statement, as filed with the Securities and Exchange Commission on February 10, 2000 (File No. 333-93425). You should also consult the risk factors listed from time to time in Viragen's reports and amendments, if applicable, on Forms 10-Q, 8-K, 10-K and annual reports to our stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price, timing of new product introductions and availability of investment capital. Increased competition from existing biopharmaceutical companies, as well as the entry into the market of new competitors, could adversely affect our financial condition or results of operations.

         Our future success depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technological innovation. We cannot provide assurances that any steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot offer any assurances that any current or future patent, if any, owned by us will not be invalidated, circumvented or challenged, that the rights granted to us will provide competitive advantages, or that any future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to ours, duplicate our technology or design around any patents held by us.

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $5,372,099, $10,650,832, and $7,856,136, for the six month period ended December 31, 1999 and fiscal years ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 10, 2000, Viragen has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants, included in our annual report on Form 10-K/A, noted our financial condition raises substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved since this report was issued. We are actively seeking new investment capital. However, we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, we will need to significantly reduce or completely suspend all operations.

         Our working capital deficit totaled approximately $2,787,000 on December 31, 1999, a decrease in working capital of $497,000 from the previous year end balance. This decrease in working capital is attributable to operational losses of approximately $5,372,000 and additions to property, plant and equipment of $202,000. This decrease was partially offset, however, by the conversion of $2,000,000 in convertible notes plus related interest into 5,210,412 shares of common stock and the sale of 2,600,000 shares of common stock for $1,144,000, net of related fees.

         On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited, which was amended on June 16, 1999. Under the purchase agreement, we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 and warrants to purchase shares of our common stock.

         Because the related registration statement (File No. 333-75749) was not effective by July 7, 1999, we began incurring $40,000 in penalties per month, until the registration statement became effective on February 11, 2000. We incurred approximately $320,000 in penalties in that time.

         In May 1999, Viragen completed a private placement for the sale of 2,750,000 shares of common stock. The common shares were sold to three accredited investors at $0.50 per share. Viragen received proceeds of $1,375,000 from the sale of these shares.

         In June 1999, we modified our agreements with Isosceles and Cefeo to lower the conversion price of the promissory notes. We did this in order to obtain a waiver from them to permit the interim financing in May 1999. Since we had a pending registration statement at the time of the May 1999 interim financing and June 1999 modification, the Securities and Exchange Commission has informed us that we may have violated Section 5 of the Securities Act of 1933. Accordingly, we may have a contingent liability to Isosceles, Cefeo and the three investors in the interim financing since they may have a right to rescind their transactions. We have, however, obtained waivers from both the promissory note investors and the May 1999 investors of their rescission rights under Section 5 of the Securities Act of 1933.

         While subject to significant limitation, Viragen, at December 31, 1999, has available approximately $36 million in net tax operating loss carryforwards expiring between 2000 and 2019. We can use these carryforwards to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our OMNIFERON(TM) and/or LEUKOVAX products. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by SFAS 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         We believe that our OMNIFERON product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We began our clinical trials in the European Union during the fourth calendar quarter of 1999 and intend to eventually submit an Investigational New Drug Application to the U.S. Food and Drug Administration. Approvals of these projects cannot be assured and are subject to the successful completion of lengthy and costly clinical trials. The completion of the project also depends on our ability to raise significant additional investment capital.

         We need additional funding to conduct the clinical trial process relating to OMNIFERON both in the European Union and domestically, prior to receiving regulatory approval to market OMNIFERON. Management estimates our funding requirements related to approval of OMNIFERON for hepatitis C, the first approval we are seeking in the European Union, are as follows:

         o    Phase I and Phase II trials -- $3.2 million, and
         o    Phase III studies -- $9.1 million.

         We estimate that we will require funding of approximately $30 million, over the next three years. These funds would be used to fund operations including clinical trials.

         In addition, anticipated funding requirements for U.S. operations include:

         o the establishment of domestic manufacturing capacity -- $6 million;
         o    joint research and development projects -- $4 million; and
         o commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million.

         We will also use future funding, if any, for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

         In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation. LEUKOVAX is currently in U.S. Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis. Under the terms of this agreement, we have options to acquire an additional 70% equity position in Inflammatics through two additional fundings.

         We will make the additional funding, if any, at our sole option, based upon our evaluation of LEUKOVAX clinical trial data. This funding will be used to underwrite a Phase III clinical trial. The agreement also provides for us to issue up to 3 million shares of common stock and warrants to acquire 300,000 shares of common stock, in exchange for additional series A convertible preferred shares of Inflammatics, if all funding phases are completed. Preliminary estimates for the funding of Phase III clinical trials of LEUKOVAX range between $6.0 million and $10.0 million.

         Viragen has funded operations during the first half of fiscal 2000 by using the proceeds from short-term borrowings, a private placement, and the exercises of commons stock options and warrants.

         On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. We must pay interest on the promissory note in eleven monthly installments, which began on September 10, 1999. Interest is calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate is adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest is due on July 10, 2000.

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. We must pay interest on the promissory note in 6 monthly installments, which began on December 3, 1999. Interest is calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest is due on May 3, 2000.

         On November 24, 1999, Viragen entered into a common stock and warrants purchase agreement with:

         o    AMRO International, S.A.,
         o    Markham Holdings, Limited, and
         o    Tashdale Ltd.

The agreement was for gross proceeds of $2.5 million. Viragen contracted to issue in three tranches, 4,600,000 shares of common stock and warrants to purchase 375,000 shares of common stock. We entered into this financing under Regulation S of the Securities Act of 1933. Gross proceeds from the first tranche totaled $650,000, in exchange for:

         o the sale of 1,000,000 shares and warrants to purchase 50,000 shares to AMRO International, and
         o the sale of 300,000 shares and warrants to purchase 15,000 shares to Markham Holdings Limited.

The warrants are exercisable at $1.15 per share and expire on November 30, 2002.

         When Viragen filed the related registration statement on Form S-1 (File No. 333-93425) on December 22, 1999, we received an additional $650,000. In this tranche:

         o    AMRO International acquired an additional 1,000,000 shares of common stock and warrants to purchase 50,000 shares, and
         o    Markham Holdings acquired, at the same time, 300,000 additional shares and warrants to purchase 15,000 shares.

The warrants are also exercisable at $1.15 per share and expire on November 30, 2002.

         The Securities and Exchange Commission declared the registration statement effective on February 11, 2000. Accordingly, Viragen issued 2,000,000 shares and warrants to purchase 120,000 shares to Tashdale Ltd., for consideration of $1,200,000. The warrants are exercisable at $1.15 per share and will expire on November 30, 2002.

         In connection with this transaction, Viragen paid a fee of 7% of the amount invested to AMRO International in consideration of locating the other two investors. They also received warrants to purchase 125,000 shares of common stock. The warrants are exercisable at $1.15 per share through November 30, 2002.

         Between July and December 1999, Viragen has received approximately $370,000 from the exercise of common stock options and warrants.

         In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in identifying and developing financing sources. We cannot assure you that any financing will result from this relationship. If we are unable to attract new investment capital in the near-term, we will need to significantly reduce or completely suspend all operations.

RESULTS OF OPERATIONS

         As the discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Viragen has recognized no sales revenue or related costs for the three months ended or six months ended December 31, 1999 or 1998 or the fiscal years ended June 30, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could commence generating sales revenue through export sales of OMNIFERON prior to the end of calendar 2000 under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals.

         We received approval of our Clinical Trial Exemption Application from the European Union regulatory authorities to begin clinical trials of OMNIFERON, our multi-species natural human leukocyte-derived alpha interferon, and began these trials during the fourth calendar quarter of 1999. We intend to eventually submit an Investigational New Drug Application to the Food and Drug Administration. We cannot assure you we will receive these approvals. These approvals are subject to the successful completion of clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

         Research and development costs totaled approximately $1,186,000 for the quarter ended December 31, 1999. This is an increase of 9% from the same period of the previous year. The significant changes in the cost components included an increase in research related salaries and support fees of $130,000, being offset by a decrease in laboratory supplies expense of $109,000.

         Research and development costs totaled approximately $2,248,000 for the first six months of fiscal 2000 compared to $2,029,000 for the same period of the previous year. The increase of $219,000 included an increase in research related salaries and support fees of $291,000. This increase was offset by a decrease in laboratory supplies expense of $85,000.

         The aggregate increase in research and development costs is net of the decrease in domestic development activity, related to OMNIFERON, as the technology transfer to our Scottish facility was deemed completed. In November 1999, we ceased all research projects being conducted in our Florida laboratory facility. All research related projects, including research related to production scale-up, are now being conducted in our Edinburgh, Scotland facility. We believe that this consolidation step will improve and streamline our scientific development efforts, as well as reduce operating costs by consolidating operations in one facility. During the quarter ended December 31, 1999, domestic laboratory supplies expense and research related salaries and support fees decreased by $123,000 and $67,000, respectively, when compared to the same period of the previous year. During the six month period ended December 31, 1999, domestic laboratory supplies expense and research related salaries and support fees decreased by $203,000 and $152,000 respectively, when compared to the same period of the previous year. Total research and development costs, however, will continue to increase in the following periods as we commence our clinical trials of OMNIFERON.

         General and administrative expenses totaled approximately $1,335,000 and $1,300,000 for the quarters ended December 31, 1999 and 1998, respectively. This represents an increase of $35,000 or 3% between periods. The significant changes in cost components included an increase in compensation expense on stock options granted of $166,000 and a decrease in administrative salaries and support fees of $218,000. The decrease in administrative salaries and support fees is related to the implementation of our cost reduction program.

         General and administrative expenses totaled approximately $2,348,000 for the six month period ended December 31, 1999, a decrease of approximately $555,000 from the same period of the preceding year. This decrease reflects a decrease in administrative salaries and support fees of $406,000 due to the implementation of our cost reduction program.

         We recognized approximately $292,000 in losses related to our investment in Inflammatics, Inc. during the first half of fiscal 2000. This is down from $515,000 in the prior year. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LEUKOVAX. The loss also includes the amortization of the capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

         The significant increase in interest expense is related to debt instruments that were outstanding during the first half of fiscal 2000, but not outstanding during the same period of fiscal 1999. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000, during the first quarter of fiscal 2000. Also, Viragen incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes during the first fiscal quarter. Viragen also borrowed $1,000,000 during the current fiscal year through two short-term promissory notes.

         Our management anticipates operational losses will continue increasing as we began our clinical trials of OMNIFERON during the fourth calendar quarter of 1999. In January 1999, we began implementing a cost-reduction plan. Planned cost reductions implemented in calendar 1999 are expected to save approximately $2.4 million annually in operating expenses. The reductions include the elimination of administrative and research positions in the U. S. saving approximately $1.6 million. We also closed our

Florida-based research facility, consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We are currently trying to sell our Florida-based research facility. These changes in operations reflect the shift from developing OMNIFERON in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more than offset by increasing expenses in our Scottish facilities.

         On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock, which had been granted to Viragen's president during October 1995. The board of directors delayed the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB 25, we will recognize compensation expense of $1,028,000 relating to the modification of the grant, during the fiscal quarter ending March 31, 2000.

YEAR 2000

         Viragen recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of products produced for clinical trials and eventually for commercial scale production.

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

         We previously contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to our current and planned future operations to discuss and evaluate their own compliance programs. We will continue to evaluate, in the future, additional third party responses, and intend to mitigate third party Year 2000 issues, as necessary. For example, while we believe our current suppliers of white blood cells, a critical component to our manufacturing process, are year 2000 compliant, we have identified and confirmed alternate sources of this material, if needed.

         The ultimate success of our Year 2000 compliance program is dependent in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have no direct control. Accordingly, the inability of critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations from a product development, clinical trial or commercial manufacturing standpoint. This would negatively affect our financial condition, results of operations and cash flows.

         To date, we have not experienced any Year 2000 computer problems. Also, we are not aware of any Year 2000 computer problems experienced by our vendors. We will, however, continue to monitor the situation, in the event any problems occur during the year.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                (11)  Computation of Per Share Earnings
                (27)  Financial Data Schedule (for SEC use only)

        (b)     Reports on Form 8-K

                Current report on Form 8-K dated November 24, 1999, filed
                  on December 9, 1999.

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




Dated:    February 12, 2000