Form 10-Q
period 2000-03-31
VIRAGEN INC
filed 2000-05-15
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended - March 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X}  No  [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, par value $ .01  - 85,307,495 shares at May 12, 2000.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and nine months ended March 31, 2000 and 1999 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1. Financial Statements

1) Consolidated condensed statements of operations for the three months ended and nine months ended March 31, 2000 and 1999

2)   Consolidated condensed balance sheets as of March 31, 2000 and June 30,
     1999

3) Consolidated condensed statements of cash flows for the nine months ended March 31, 2000 and 1999

4)   Notes to consolidated condensed financial statements as of March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

         Current report on Form 8-K dated April 17, 2000, filed on
             April 13, 2000

         Current report on Form 8-K dated November 24, 1999, filed on
             December 9, 1999

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                        March 31,
                                                               -----------------------------     -----------------------------
                                                                  2000              1999            2000             1999
                                                               ------------     ------------     ------------     ------------
INCOME
     Interest and other income                                 $     27,077     $    143,929     $     62,301     $    313,307
                                                               ------------     ------------     ------------     ------------
                                                                     27,077          143,929           62,301          313,307
COSTS AND EXPENSES
     Research and development costs                               1,601,707        1,646,417        3,849,758        3,675,746
     General and administrative expenses                          2,082,026        1,287,258        4,429,624        4,190,700
     Equity in losses of unconsolidated company                     146,123           99,172          438,375          613,878
     Interest expense                                                98,620           74,532          991,556           95,980
                                                               ------------     ------------     ------------     ------------
                                                                  3,928,476        3,107,379        9,709,313        8,576,304
                                                               ------------     ------------     ------------     ------------
     Loss before minority interest                               (3,901,399)      (2,963,450)      (9,647,012)      (8,262,997)

     Minority interest in loss of consolidated subsidiaries
                                                                    248,172          288,547          621,686          772,355
                                                               ------------     ------------     ------------     ------------
              NET LOSS                                           (3,653,227)      (2,674,903)      (9,025,326)      (7,490,642)
     Deduct required dividends on convertible preferred
        stock, Series A                                                 663              663            1,988            1,988
     Deduct required dividends on redeemable preferred
        stock, Series H                                                  --           37,846               --          676,498
     Deduct required dividends on redeemable preferred
        stock, Series I                                                  --           17,875            2,699          320,581
                                                               ------------     ------------     ------------     ------------
LOSS ATTRIBUTABLE TO COMMON STOCK                              $ (3,653,890)    $ (2,731,287)    $ (9,030,013)    $ (8,489,709)
                                                               ============     ============     ============     ============

BASIC AND DILUTED LOSS
       PER COMMON SHARE,
       after deduction for required dividends on
       convertible preferred stock                             $      (0.05)    $      (0.04)    $      (0.12)    $      (0.15)
                                                               ============     ============     ============     ============

BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES                                             79,935,730       64,670,527       76,143,632       57,648,132
                                                               ============     ============     ============     ============






            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     March 31,               June 30,
                                                       2000                    1999
                                                   -----------              -----------
                                                   (Unaudited)
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents                       $ 2,517,949              $ 1,055,587
   Prepaid expenses                                    164,328                  254,057
   Other current assets                                152,165                  306,433
                                                   -----------              -----------
                  Total Current Assets               2,834,442                1,616,077

PROPERTY, PLANT AND EQUIPMENT
   Land, building and improvements                   3,582,896                3,492,585
   Equipment and furniture                           5,990,054                5,556,106
   Construction in progress                                 --                  309,431
                                                   -----------              -----------
                                                     9,572,950                9,358,122
   Less accumulated depreciation                    (3,852,923)              (3,337,807)
                                                   -----------              -----------
                                                     5,720,027                6,020,315

INVESTMENT IN UNCONSOLIDATED
    COMPANY                                            233,369                  671,744

DEPOSITS AND OTHER ASSETS                              227,218                  221,218
                                                   -----------              -----------
                                                   $ 9,015,056              $ 8,529,354
                                                   ===========              ===========




            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS- (CONTINUED)


                                                                                         March 31,             June 30,
                                                                                           2000                  1999
                                                                                        ------------         ------------
                                                                                        (Unaudited)
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                  $  1,130,725         $  1,132,323
      Short-term promissory notes                                                            997,625                   --
      Convertible promissory notes                                                         1,863,000            1,929,877
      Accrued expenses and other liabilities                                                 613,400              702,209
      Current portion of long-term debt                                                      100,001              142,109
                                                                                        ------------         ------------
         Total Current Liabilities                                                         4,704,751            3,906,518

ROYALTIES PAYABLE                                                                            107,866              107,866
LONG-TERM DEBT, less current portion                                                         166,397              231,107

MINORITY INTEREST IN SUBSIDIARIES                                                            127,902              326,684

CONVERTIBLE SERIES I cumulative preferred stock,
   $1.00 par value.  Authorized 200 shares; issued and
   outstanding 11 shares at June 30, 1999                                                         --              120,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding 2,650 shares.  Liquidation preference value:  $10 per share
     aggregating $26,500                                                                       2,650                2,650
   Common stock, $.01 par value.  Authorized 125,000,000 and
     75,000,000 shares at March 31, 2000 and June 30, 1999, respectively; issued
     83,569,260 and 69,913,762 shares at March 31, 2000 and June 30, 1999,
     respectively, of which 845,277 shares are held as treasury stock                        835,696              699,135
   Capital in excess of par value                                                         64,101,784           55,353,205
   Treasury stock, at cost                                                                (1,277,613)          (1,277,613)
   Retained deficit                                                                      (59,551,040)         (50,521,028)
   Accumulated other comprehensive income                                                     26,983               46,752
   Notes due from directors                                                                 (230,320)            (466,842)
                                                                                        ------------         ------------
         Total Stockholders' Equity                                                        3,908,140            3,836,259
                                                                                        ------------         ------------
                                                                                        $  9,015,056         $  8,529,354
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                          2000                1999
                                                                       -----------         -----------
OPERATING ACTIVITIES
     Net loss                                                          $(9,025,326)        $(7,490,642)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                     509,921             472,484
           Amortization of discount on short-term
             promissory note                                                11,875                  --
           Amortization of discount on convertible
              promissory notes                                              85,123              34,027
          Compensation expense on stock options                          1,674,544             513,214
          Consulting fees paid with common stock                            47,000                  --
           Interest expense on reset shares                                697,246                  --
           Recovery of bad debts                                           (24,630)                 --
           Minority interest in loss of subsidiary                        (621,686)           (772,355)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                  110,315            (135,306)
         Other current assets                                              122,764             431,275
         Investment in unconsolidated company                              438,375             613,878
         Deposit and other assets                                          100,521             177,796
         Accounts payable                                                   (1,598)            351,968
         Accrued expenses and other liabilities                             26,220            (222,925)
         Notes due from directors                                            2,522                  --
         Deferred income                                                        --            (200,000)
                                                                       -----------         -----------
           Net cash used in operating activities                        (5,846,814)         (6,226,586)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                      (164,033)           (372,547)
     Sale of marketable securities, available-for-sale, net                     --           6,108,504
     Investment in unconsolidated company                                       --          (1,100,000)
                                                                       -----------         -----------
          Net cash (used in) provided by investing
             activities                                                   (164,033)          4,635,957





            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                   (UNAUDITED)



                                                                         Nine Months Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                       2000                1999
                                                                    -----------         -----------
FINANCING ACTIVITIES
      Proceeds from private placement, net                          $ 2,252,976         $        --
      Proceeds from short-term promissory notes,
         net                                                            887,740                  --
     Proceeds from issuance of redeemable convertible notes,
       net                                                            1,772,985           1,093,859
     Proceeds from sale of detachable warrants with
       promissory notes                                                 166,250             267,961
     Payments on long-term debt                                        (126,557)           (130,174)
     Purchase of treasury stock                                              --            (280,982)
     Principal payments received on notes receivable                    589,000                  --
     Proceeds from exercise of options and warrants                   1,951,431              50,000
                                                                    -----------         -----------
           Net cash provided by financing activities                  7,493,825           1,000,664

Effect of exchange rate fluctuations on cash                            (20,616)           (149,152)
                                                                    -----------         -----------

Increase (decrease) in cash                                           1,462,362            (739,117)

Cash and cash equivalents at beginning of period                      1,055,587           2,708,317
                                                                    -----------         -----------

Cash and cash equivalents at end of period                          $ 2,517,949         $ 1,969,200
                                                                    ===========         ===========






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE A -  CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the March 31, 2000 interim presentation.

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


NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and nine months ended March 31, 2000 and 1999 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

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

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. We paid interest on the promissory note in 6 monthly installments, beginning on December 3, 1999. Interest was calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest was due on May 3, 2000. The lender also received 25,000 detachable warrants exercisable at $0.95 per share through October 31, 2004. We valued the warrants at $14,250 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the promissory note. The note and accrued interest were paid in full on April 21, 2000.

NOTE D - CONVERTIBLE PROMISSORY NOTES

         On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Carl N. Singer. Mr. Singer is a director of Viragen and the chairman of its Executive Committee. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note bears interest at a rate of 9.5% per annum. The principal and interest are payable on February 17, 2001. Charles Simons, a director of Viragen and the Chairman of its Audit, Finance & Compensation Committee, is an investor in Active Investors Ltd. II.

         Active Investors Ltd. II can elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. Under the subscription agreement, Active Investors Ltd. II also received a warrant to purchase 100,000 common shares. The warrant is exercisable at $2.00 per share through February 17, 2003. We valued the warrants at $56,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the convertible promissory note.

         On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note bears interest at a rate of 8% per annum. The principal and interest are payable on March 1, 2001.

         AMRO International can elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. Under the subscription agreement, AMRO International also received a warrant to purchase 100,000 common shares. The warrant is exercisable at $1.72 per share through March 1, 2004. Viragen paid $70,000 for placement fees and expenses on the transaction. We valued the warrants at $96,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the loan.

NOTE E - CAPITAL STOCK

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

         In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and May 12, 2000, we have raised approximately $3,743,500 in additional capital, net of fees, using the shelf registration. Active Investors Ltd. II has also participated as an investor under the shelf registration. Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock.

NOTE F - COMPREHENSIVE LOSS


                                             Three Months Ended              Nine Months Ended
                                                  March 31,                      March 31,
                                        ---------------------------     ---------------------------
                                            2000            1999           2000            1999
                                        -----------     -----------     -----------     -----------
Net loss                                $(3,653,227)    $(2,674,903)    $(9,025,326)    $(7,490,642)
Other comprehensive income (loss):
     Currency translation adjustment        (86,160)       (108,829)        (19,769)       (149,152)
     Net unrealized gain (loss) on
         marketable securities                   --            (762)             --           2,091
                                        -----------     -----------     -----------     -----------

Total comprehensive loss                $(3,739,387)    $(2,784,494)    $(9,045,095)    $(7,637,703)
                                        ===========     ===========     ===========     ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected project commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. You should note that actual results could differ materially from those contained in the forward-looking statements. Among the factors that may cause our actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section, included in our Form S-3 registration statement, as filed with the Securities and Exchange Commission on March 13, 2000 (File No. 333-32306). You should also consult the risk factors listed from time to time in Viragen's reports and amendments, if applicable, on Forms 10-Q, 8-K, 10-K and annual reports to our stockholders.

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

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $9,025,326, $10,650,832, and $7,856,136, for the nine month period ended March 31, 2000 and fiscal years ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 12, 2000, Viragen had on-hand less than one year's cash requirement. The fiscal 1999 report of independent certified public accountants, included in our annual report on Form 10-K/A, noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Our working capital deficit totaled approximately $1,870,000 on March 31, 2000, an increase in working capital of $420,000 from the previous year end balance. This increase in working capital is attributable to the conversion of $2,000,000 in convertible notes plus related interest into 5,210,412 shares of common stock and the sale of 4,600,000 shares of common stock for $2,305,000, net of related fees. The increase can also be attributed to capital raised through stock option exercises and collections on notes receivable totaling approximately $2,500,000. The increases are offset, however, by operational losses of approximately $9,000,000 and additions to property, plant and equipment of $210,000.

         On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited, which was amended on June 16, 1999. Under the purchase agreement, we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 and warrants to purchase shares of our common stock.

         Because the related registration statement (File No. 333-75749) was not effective by July 7, 1999, we began incurring $40,000 in penalties per month, until the registration statement became effective on February 11, 2000. We incurred $332,000 in penalties in that time. The penalties were paid during March 2000.

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

         While subject to significant limitation, Viragen, at March 31, 2000, has available approximately $40 million in net tax operating loss carryforwards expiring between 2000 and 2019. We can use these carryforwards to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our OMNIFERON(TM) and/or LEUKOVAX products. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

         o commencement of domestic clinical Phase I and Phase II studies -- $1.5-$2.0 million.

         We will also use future funding, if any, for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

         In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation. LEUKOVAX is currently in U.S. Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis. Under the terms of this agreement, we have options to acquire an additional 70% equity position in Inflammatics through two additional fundings. We have recently received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who have received LEUKOVAX and those who have not. We are still evaluating the results reflected in the Phase I/II data and have not yet reached a decision regarding additional funding, if any.

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

         Viragen has funded operations during the first nine months of fiscal 2000 by using the proceeds from short-term borrowings, a private placement, and the exercises of common stock options and warrants.

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

         On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. We paid interest on the promissory note in 6 monthly installments, which began on December 3, 1999. Interest was calculated at the rate of 12% per annum. The principal balance of $400,000 plus accrued interest was paid in full on April 21, 2000.

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

         o    Markham Holdings, Limited, and

         o    Tashdale Ltd.

The agreement was for gross proceeds of $2.5 million. Viragen contracted to issue in three tranches, 4,600,000 shares of common stock and warrants to purchase 375,000 shares of common stock. We entered into this financing under Regulation S of the Securities Act of 1933. Gross proceeds from the first tranche totaled $650,000, in exchange for:

         o the sale of 1,000,000 shares and warrants to purchase 50,000 shares to AMRO International, and

\
         o the sale of 300,000 shares and warrants to purchase 15,000 shares to Markham Holdings Limited.

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

         On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Carl N. Singer. Mr. Singer is a director of Viragen and the chairman of its Executive Committee. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note bears interest at a rate of 9.5% per annum. The principal and interest are payable on February 17, 2001. Charles Simons, a director of Viragen and the Chairman of its Audit, Finance & Compensation Committee, is an investor in Active Investors Ltd. II.

         Active Investors Ltd. II can elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. Under the subscription agreement, Active Investors Ltd. II also received a warrant to purchase 100,000 common shares. The warrant is exercisable at $2.00 per share through February 17, 2003.

         On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note bears interest at a rate of 8% per annum. The principal and interest are payable on March 1, 2001.

         AMRO International can elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. Under the subscription agreement, AMRO International also received a warrant to purchase 100,000 common shares. The warrant is exercisable at $1.72 per share through March 1, 2004. Viragen paid $70,000 for placement fees and expenses on the transaction.

         Between July 1999 and March 2000, Viragen has received approximately $2,540,000 from the exercise of common stock options and warrants and principal payments on notes receivable.

         In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and May 12, 2000, we have raised approximately $3,743,500 in additional investment capital, net of fees, using the shelf registration. Active Investors Ltd. II has also participated as an investor under the shelf registration. Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock.

RESULTS OF OPERATIONS

         As the discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Viragen has recognized no sales revenue or related costs for the three months ended or nine months ended March 31, 2000 or 1999 or the fiscal years ended June 30, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could commence generating sales revenue through export sales of OMNIFERON prior to the end of calendar 2000 under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals.

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

         Research and development costs totaled approximately $1,602,000 for the quarter ended March 31, 2000. This is a decrease of 3% from the same period of the previous year.

         Research and development costs totaled approximately $3,850,000 for the first nine months of fiscal 2000 compared to $3,676,000 for the same period of the previous year. This is an increase of $174,000 or 5%.

            In November 1999, we ceased all research projects being conducted in our Florida laboratory facility. All research related projects, including research related to production scale-up, are now being conducted in our Edinburgh, Scotland facility. We believe that this consolidation step will improve and streamline our scientific development efforts, as well as reduce operating costs by consolidating operations in one facility. During the quarter ended March 31, 2000, domestic laboratory supplies expense and research related salaries and support fees decreased by $264,000 and $137,000, respectively, when compared to the same period of the previous year. Accordingly, foreign laboratory supplies expense and research related salaries and support fees increased by $22,000 and $385,000, respectively, when compared to the same period of the previous year. During the nine month period ended March 31, 2000, domestic laboratory supplies expense and research related salaries and support fees decreased by $467,000 and $289,000 respectively, while foreign laboratory supplies expense and research related salaries and support fees increased by $798,000 and $140,000, respectively, when compared to the same period of the previous year. Total research and development costs, however, will continue to increase in the following periods as we have commenced our clinical trials of OMNIFERON.

         General and administrative expenses totaled approximately $2,082,000 and $1,287,000 for the quarters ended March 31, 2000 and 1999, respectively. This represents an increase of $795,000 or 62% between periods. The significant changes in cost components included an increase in compensation expense on stock options granted of $1,100,000 and a decrease in administrative salaries and support fees of $411,000. The decrease in administrative salaries and support fees is related to the implementation of our cost reduction program.

         General and administrative expenses totaled approximately $4,430,000 for the nine month period ended March 31, 2000, an increase of approximately $239,000 from the same period of the preceding year. This increase reflects an increase in compensation expense on stock options granted of $960,000 offset by a decrease in administrative salaries and support fees of $513,000 due to the implementation of our cost reduction program.

         On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock, which had been granted to Viragen's president during October 1995. The board of directors delayed the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB 25, we recognized compensation expense of $941,000 relating to the modification of the grant, during the fiscal quarter ended March 31, 2000.

         We recognized approximately $438,000 in losses related to our investment in Inflammatics, Inc. during the first nine months of fiscal 2000. This is down from $614,000 in the prior year. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LEUKOVAX. The loss also includes the amortization of the capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

         The significant increase in interest expense is related to debt instruments that were outstanding during the first nine months of fiscal 2000, but not outstanding during the same period of fiscal 1999. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000, during the first quarter of fiscal 2000. Also, Viragen incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes during the first fiscal quarter. Viragen also borrowed $1,000,000 during the current fiscal year through two short-term promissory notes. During February and March 2000, Viragen borrowed an additional $2,000,000 by issuing convertible notes bearing interest rates ranging between 8% and 9.5%.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (11) Computation of Per Share Earnings
            (27) Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K

            Current report on Form 8-K dated April 17, 2000, filed on
               April 13, 2000.
            Current report on Form 8-K dated November 24, 1999, filed
               on December 9, 1999.

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



                                             VIRAGEN, INC.



                                             By: /s/ Dennis W. Healey
                                                 ------------------------------
                                                 Dennis W. Healey
                                                 Executive Vice President and
                                                 Principal Financial Officer



                                             By: /s/ Jose I. Ortega
                                                 ------------------------------
                                                 Jose I. Ortega
                                                 Controller and
                                                 Principal Accounting Officer




Dated: May 12, 2000