Form 10-K405
period 2000-06-30
VIRAGEN INC
filed 2000-09-28
CIK 353482

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-10252

                                 VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  59-2101668
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     865 SW 78TH AVENUE, SUITE 100,                          33324
           PLANTATION, FLORIDA                            (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (954) 233-8746

          Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 15, 2000 was approximately $141,887,000.

     As of September 15, 2000, Viragen, Inc. had outstanding 92,094,395 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Risk Factors included in registration statement on Form S-3, File No. 333-37464, dated May 19, 2000, incorporated by reference into Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2000

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Security Holders.........    12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    13
Item 6.   Selected Consolidated Financial Data........................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    15
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................    20
Item 8.   Financial Statements and Supplementary Data.................    21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................    21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    22
Item 11.  Executive Compensation and Employment Agreements............    25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    29
Item 13.  Certain Relationships and Related Transactions..............    30

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................    33

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen, Inc., a Delaware corporation, was organized in 1980. We operate through:

     - Viragen, Inc. -- parent company

     - Viragen (Europe) Ltd. -- 89% owned by Viragen, Inc.

     - Viragen (Scotland) Ltd. -- 100% owned by Viragen (Europe)

     - Viragen (Germany) GmbH -- 100% owned by Viragen (Europe).

     We are in the business of researching, developing and manufacturing products, which help the human immune system resist viral infections, and related technologies. Our primary product will be a natural interferon product named Omniferon(TM). We produce Omniferon from human white blood cells. Natural interferon stimulates and controls the human immune system. In addition, interferon may stem the growth of various viruses including those involved with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

     Neither the United States Food and Drug Administration nor the European Union regulatory authorities have approved Omniferon for sale to the public. Viragen is currently seeking European Union regulatory authority approval for its Omniferon product and intends to seek U.S. Food and Drug Administration approval in the future. These approvals require several years of clinical trials and substantial additional funds.

     We are concentrating our efforts on the clinical trials necessary to obtain approvals for Omniferon, currently within the European Union, and later in the United States. We began our preclinical studies with Omniferon in March 1998 and obtained approval of our Clinical Trial Exemption Application in July 1999. We began our clinical trials of Omniferon in Europe, initially for the treatment of hepatitis C, during the fourth calendar quarter of 1999.

RECENT DEVELOPMENTS

     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody, to be used in conjunction with our Omniferon product, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers.

     In June 2000, we entered into a Space Act Agreement with NASA's Lyndon B. Johnson Space Center. This agreement provides for testing the concept of manufacturing our Omniferon product in a micro-gravity environment. We believe it is possible that NASA's micro-gravity bioreactor may lead to new manufacturing techniques resulting in potentially higher production yields. Higher production yields would lower our manufacturing costs resulting in a lower cost to patients.

     In July 2000, Viragen entered into an agreement with the United Kingdom's Cancer Research Campaign Technology and the University of Nottingham to develop a new cancer vaccine therapy for the treatment of several indications including breast, ovarian and colorectal cancers. The development work will take place primarily at the Cancer Research Campaign's Department of Clinical Oncology at the University of Nottingham in England.

     Under the Cancer Research Campaign Agreement, we were granted an exclusive worldwide commercial license by the Cancer Research Campaign to develop, manufacture and sell their patent pending technology based on a tumor-associated antigen. The licensed technology covers the tumor-associated antigen, the method of its isolation and its potential medical uses, including cancer vaccines.

     In September 2000, we obtained an exclusive worldwide license from the U.S. National Institute of Health to use and further develop a monoclonal antibody potentially useful in the treatment of certain cancers. The antibody or antibody fragment recognizes the Notch-1 protein. The Notch-1 protein is over expressed in certain tumors including cervical, breast and lung cancers. This project centers on the development of a drug that attacks cancer cells by inducing them to commit suicide, a process that is known as apoptosis.

OPERATIONS

     In July 1999, Viragen (Scotland) Ltd. received regulatory approval of its Clinical Trial Exemption Application, to begin Phase I/II human clinical trials of its Omniferon product, initially for the treatment of hepatitis C. We began our clinical trials in the fourth calendar quarter of 1999.

     Viragen will require significant additional financing to continue conducting and complete clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals for Omniferon. Clinical testing toward European Union and/or Food and Drug Administration approval is an expensive process. This is expected to take several years to accomplish with no assurance that regulatory approvals will eventually be obtained.

STRATEGIC ALLIANCES AND SUPPLY AGREEMENTS

     We have entered into a series of strategic alliances and supply agreements with major worldwide suppliers of blood products. These agreements secure reliable and safe sources of human white blood cells, also known as leukocytes, which are critical to the production of Omniferon. During 1998, we entered into agreements with the American Red Cross and America's Blood Centers. Between them, they collect annually a substantial majority of the U.S. blood supply. We also entered into a series of agreements covering a majority of the blood supply in Germany, a major European supplier.

     In July 1998, we entered into a strategic alliance and supply agreement with America's Blood Centers for the supply of human white blood cells. America's Blood Centers is a national network of non-profit, independent community blood centers operating in 45 states. America's Blood Centers members annually collect over 45% of the U.S. blood supply through member blood donation centers and mobile collection facilities. Under the America's Blood Centers agreement, we have first and preferential access to all leukocytes produced by America's Blood Centers members who have elected to participate in the program. We pay a fixed cost per leukocyte provided during the first two years of the agreement. After the first two years, the price may vary based upon increased costs incurred by participating America's Blood Centers members. In September 2000, the initial two-year term of the agreement was extended for a third year under the same terms.

     The America's Blood Centers agreement also provides for a royalty payment to be paid for each leukocyte provided under this agreement. The royalty is based on the higher of:

     - a percentage of net revenues realized by Viragen,

     - the estimated net revenues that could have been realized, based on the sale of Omniferon, using the America's Blood Centers leukocytes provided, or

     - a fixed dollar amount per leukocyte.

No minimum order requirement exists under the agreement. However, we have agreed with them that, prior to the date that a New Drug Approval Application becomes approved by the Food and Drug Administration, we will negotiate in good faith to reach an agreement on a minimum leukocyte purchase commitment.

     In August 1998, we entered into a fifteen-year agreement with the American Red Cross for the supply of leukocytes. The American Red Cross collects approximately half of the U.S. blood supply. The American Red Cross agreement provides for us to purchase leukocytes, consistent with agreed upon specifications based on quarterly forecasts. We may pay for the leukocytes in cash or our common stock at the option of the American Red Cross. The valuation of shares will be based on the average closing price of our shares for the five days prior to the payment due date less a discount. The American Red Cross agreement also contains an initial price per leukocyte modified by a volume discount pricing schedule and rebate program. This pricing schedule may change based on periodic renegotiations. Upon execution of the agreement, the American Red Cross received a warrant to purchase up to 500,000 shares of our common stock with exercise prices ranging from $5.50 to $11.00 per share. We also entered into a stockholder's agreement and registration rights agreement. These agreements relate to shares underlying the warrant and shares received in lieu of cash for leukocyte purchases.

     In August 1998, we entered into a strategic alliance with Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. At the same time, we purchased a 10% equity interest in Inflammatics, which is focused on the development of LeukoVAX, an immunomodulating therapy derived from leukocytes. LeukoVAX is currently in Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

     Under the Inflammatics agreement, we made an initial investment by purchasing series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of our common stock. The warrants are exercisable at prices ranging between $1.00 and $1.78 per share. We also received two options to acquire up to an additional 70% equity position in Inflammatics through two additional fundings. These fundings would be made solely at our option.

     The first additional funding is subject to our evaluation of the Phase I/II clinical trial results. It would include:

     - the issuance of 1,000,000 shares of common stock,

     - the issuance of 300,000 common stock purchase warrants exercisable at $1.00 through August 14, 2003, and

     - the underwriting of Phase III clinical trials.

In exchange, we can acquire an additional 36.3% equity interest in Inflammatics. Preliminary estimates of the cost for Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million.

     The second additional funding is subject to our further evaluation of the Phase III clinical trial results. It provides for the issuance of an additional 2,000,000 shares of common stock in exchange for an additional 33.3% equity interest in Inflammatics.

     In the fourth fiscal quarter 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who had received LeukoVAX and those who have not. We are still evaluating the results reflected in the Phase I/II data and have not yet reached a decision regarding additional funding, if any.

     In November 1998, Viragen signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement provides for the purchase and distribution of Omniferon. Under this agreement, AGC's designated territories include:

     - India,
     - Pakistan,
     - Saudi Arabia,
     - Kuwait,
     - Yemen,
     - Oman,
     - UAE,
     - Brunei, and
     - other Middle Eastern countries.

AGC must purchase a minimum of $20 million of Omniferon over five years. The purchase minimums become binding on AGC if and when:

     - AGC receives the required regulatory approvals for product commercialization in all of the above territories, and

     - we receive the regulatory approvals to export Omniferon from our commercial manufacturing facility in Edinburgh, Scotland.

AGC has agreed to provide Viragen with its projected annual requirements to be updated quarterly. Projected requirements in excess of agreed purchase minimums are binding on AGC. The purchase minimums, if contractually triggered, will be secured by a $1 million irrevocable revolving letter of credit. AGC and Viragen have agreed that if and when we obtain regulatory approval for commercialization of Omniferon in the United States and/or Europe, both parties will negotiate in good faith an amendment to the agreement which could modify the purchase minimums and selling price.

     The AGC agreement has been approved by the boards of directors of AGC and Viragen.

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for hepatitis B and C. These diseases are at epidemic proportions in the designated territories.

     In July 1999, Viragen entered into a letter of intent with Drogsan Healthcare, a Turkish pharmaceutical company. The letter of intent outlines the terms of a supply and distribution agreement between Viragen and Drogsan for natural interferon. These terms are similar to the AGC agreement. The final agreement has not yet been completed.

THE PRODUCT

     Viragen derives its Omniferon from human white cells also known as leukocytes. Natural interferon is one of the body's natural defensive responses to foreign substances like viruses. It is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies indicate that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two sources of interferon for medical use. They are differentiated primarily by their method of manufacture and resulting composition. The first, as produced by Viragen, is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by cultivated human white blood cells. The introduction of a harmless agent induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than with a recombinant or synthetic interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like Viragen were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. They subsequently received Food and Drug Administration approval to produce and market their recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer.

     After the emergence of recombinant or synthetic alpha interferon, the medical community's interest in natural interferon diminished. This was due primarily to the limited availability and its higher cost of production. Most clinical studies thereafter utilized a synthetic product.

     Hoffman-LaRoche, Inc. and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received Food and Drug Administration approval of BetaSeron(TM), its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received Food and Drug Administration approval for Avonex(TM), its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received Food and Drug Administration approval of its peptide chemical compound, Copaxone(TM), for relapsing/remitting multiple sclerosis. In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc. received Food and Drug Administration approval in 1989 to sell, in injectable form, Alferon(TM), a natural interferon product, for genital warts.

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to viral infections. Viragen believes interferons can arrest the progress of viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans. Approximately 30,000 new cases are diagnosed each year. It is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our Omniferon product may prove effective in the treatment of this indication. Currently, the Food and Drug Administration has approved interferons for the treatment of hepatitis C including:

     - Hoffman-LaRoche's Roferon(TM),

     - Schering-Plough's Intron A(TM), and

     - Amgen's Infergen(TM).

     We are currently conducting Phase II clinical trials in the European Union for the treatment of hepatitis C.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of hepatitis B infection. In these areas, the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood, when the risk of developing chronic infection is highest. The United States is not in a high prevalence area. Here approximately 300,000 cases of acute hepatitis B are diagnosed annually. Between 2% and 10% of these patients develop chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. Viragen believes that Omniferon may also prove effective in the treatment of hepatitis B.

  Melanoma

     Melanoma is a type of cancer which originates in the melanocytes, the cells containing skin color. Approximately 32,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate of approximately 4.3% per year. An American's lifetime risk of developing melanoma is currently approximately one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

     Through a collaboration agreement with Memorial Sloan-Kettering Cancer Center, we are developing a monoclonal antibody to be used in conjunction with our Omniferon product for treatment against this growing concern.

  Chronic Myelogenous Leukemia

     Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This kind of therapy affects both the presence of leukemia cells as well as the number of bone marrow cells having the Philadelphia chromosome.

  Multiple Sclerosis

     In 1988, we conducted a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon, our first-generation natural interferon product. We conducted this study on a double-blind basis. Certain patients received different dosage levels of that product and other patients received a placebo. The study terminated in mid-1992. Published information on these trials indicates that, in many cases, our Alpha Leukoferon product provides favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive multiple sclerosis.

     The principal investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of our Alpha Leukoferon product in the treatment of various types of multiple sclerosis. In 1994, the abstract, titled "Stabilization of Relapsing -- Remitting and Progressive Multiple Sclerosis with Natural Interferon Alpha: A Preliminary Trial," was published in the Annals of Neurology. This is the official journal of the American Neurological Association. The investigators and Viragen published an additional article, titled "Natural Alpha Interferon in Multiple Sclerosis: Results of Three Preliminary Series." It appeared in the Journal of International Medical Research in 1996.

  HIV/AIDS

     In March 1996, Viragen, in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from Health and Rehabilitative Services under Florida's Investigational Drug Program to conduct an investigational study in Florida of our Alpha Leukoferon product. This approval was for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which contributed $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study began in March 1996. A total of 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe or well tolerated, the overall study results proved to be inconclusive due to the smaller than anticipated number of patients that finished the study.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human interferon. These raw materials are readily available to us. A stimulating agent, which is harmless to humans, is introduced into the white blood cell, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Viragen's Omniferon product is currently being manufactured in our Scottish facility for use in the human clinical trials, which began in the fourth quarter of calendar 1999.

     Production methods that we have developed, as well as enhanced methods currently under development, we believe will reduce our costs of production and, ultimately, the market price of Omniferon to patients. However, we cannot assure you that this new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union and/or Food and Drug Administration approvals of a new biopharmaceutical drug takes several years. It also requires substantial funding. In July 1999, Viragen received approval of its European Clinical Trial Exemption Application to begin clinical trials of Omniferon. Also, through our equity investment in Inflammatics, we are currently involved in Food and Drug Administration Phase I/II clinical trials of LeukoVAX. Our present focus is the continued research and development of Omniferon for the treatment of hepatitis B and C, melanoma, multiple sclerosis, chronic myelogenous leukemia, herpes and HIV/AIDS.

     We have spent a substantial amount of time and resources on the research and development of improved cell stimulation and purification techniques for our Omniferon product. We believe improving these processes will improve the purity of the product while increasing production yields. We believe that focusing research efforts on increased production yields, if successful, will significantly lower costs of production. This will result in a lower more competitive sales price of Omniferon.

     Research and development costs totaled $4,836,753, $5,152,748 and $4,222,332 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

ROYALTY AGREEMENT

     Viragen and Medicore, Inc., a former affiliate, have a royalty agreement. It provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

     - 5% of the first $7,000,000 of sales of interferon and related products,

     - 4% of the next $10,000,000, and

     - 3% of the next $55,000,000

until the total of $2,400,000 royalty is paid. The agreement also states that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment. As we have had no interferon sales, no royalty expense has been recognized for the three fiscal years ended June 30, 2000.

INTELLECTUAL PROPERTY

     Viragen believes its production techniques are unique and are capable of yielding a superior quality product. We believe that our production techniques will allow us to offer Omniferon at a price competitive with the recombinant interferons.

     Viragen has filed three patent applications covering Omniferon production techniques. We have also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, our patent issued in Japan for the topical use of interferon was challenged by a Japanese company. We successfully defended our patent position.

     Under a license agreement between Viragen and Viragen (Europe) Ltd. dated July 12, 1995, Viragen (Europe) has exclusive rights to Viragen's technologies. These include technologies covered by patent, for all countries in the European Union. In addition, we granted Viragen (Europe) the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. Viragen (Europe) will pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen deferred the minimum licensing payment until Viragen (Europe) has the necessary cash flow to meet this payment. The initial term of this agreement is 15 years and automatically renews for two successive 15-year periods.

     In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons.

     United States and European Union patents have been issued to others for genetically engineered and human-derived interferon. In the event of valid claims, Viragen may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. Also, no one has alleged patent infringement by Viragen.

     Someone can challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. We cannot assure you that any future patents will offer substantial protection or commercial benefit to us.

REGULATION

  United States and European Union

     Viragen's activities, products and processes are subject to substantial government regulation in the United States and within the European Union. The European Union, Food and Drug Administration, state and local agencies regulate the manufacturing, advertising and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic product, including ours. European Union and/or Food and Drug Administration approvals for commercialization of any new product can take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining European Union and/or Food and Drug Administration approvals requires extensive animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities.

     Viragen, through Viragen (Scotland), has completed the preclinical studies of its Omniferon product in the European Union. In July 1999, we received approval of our UK Clinical Trial Exemption application to begin clinical trials on humans. We began the clinical trials during the fourth calendar quarter of 1999. Eventually, we expect to submit an Investigative New Drug Application to the Food and Drug Administration for use of Omniferon in the U.S. To help us during the approval process, we assembled a clinical advisory committee. It consists of scientists, medical researchers and clinicians. They are acting in an advisory capacity to assist us in developing the medical, scientific and clinical aspects in support of our clinical trials, initially within the European Union and eventually in the United States.

     In Europe and the United States, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of effectiveness and safety required by regulatory agencies. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to conclusively demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is subject to the laws that apply in those countries. For Viragen to conduct this type of sale, we must comply with all Food and Drug Administration rules and regulations.

  License and Manufacturing Agreement

     In July 1995, Viragen (Scotland) entered into a license and manufacturing agreement with the Common Services Agency of Scotland to secure a sufficient source of needed raw materials. We also wanted their expertise in the area of blood-derived products and the regulatory approval process. The agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service. The agency owns and operates a blood fractionation facility in Edinburgh, Scotland. It has the physical and technical capacity to supply leukocytes and manufacture alpha interferon from human leukocytes using our processes. We believe that securing a sufficient qualified long-term source of blood-derived raw materials within the European Union is critical for us to conduct European Union clinical trials as well as providing a sufficient source of raw materials for future subsequent commercial manufacturing.

     During fiscal 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized. Due to this situation, we intend to use leukocytes collected in Germany under our German Red Cross contractual arrangements, as well as other approved sources.

     Under the terms of the agreement with the German Red Cross, our subsidiary, Viragen (Germany) GmbH, has the right to receive, on a preferential basis, leukocytes produced by the German Red Cross. Viragen (Germany) has a right to receive 1,000,000 leukocytes per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, Viragen (Germany) may determine its annual order quantity up to 1,000,000 leukocytes. After the initial two-year period, the annual order quantity will be 1,000,000 leukocytes plus or minus 15%. Under this agreement, we will pay the German Red Cross a percentage of sales of Omniferon attributable to Viragen (Germany) leukocytes. The German Red Cross will also be entitled to receive priority distributions of Omniferon from German sourced leukocytes. Leukocytes provided by the German Red Cross have been approved for use in our Scottish facility.

     We engaged professionally recognized consultants familiar with the European Union regulatory process to assist in the manufacturing and product approval submissions. In addition, the Scottish Blood Transfusion Service has a full-time regulatory department that has obtained approval in the European Union of numerous European Union blood-derived products. The Scottish Blood Transfusion Service will also work with us to obtain a manufacturing license and later product approvals at the conclusion of the European Union clinical studies. After obtaining a manufacturing license for Omniferon, we intend to seek Food and Drug Administration manufacturing approval of our Scottish manufacturing facility. However, we can give you no assurances that the Food and Drug Administration will license or approve the Scottish manufacturing facility or Omniferon for clinical trials and distribution in the United States.

     Viragen (Scotland) was organized to manufacture and distribute Omniferon and related products in the European Union and other countries outside the United States. Viragen has transferred patent and proprietary rights to Viragen (Scotland) under a grant of license. Viragen (Scotland) has provided the Transfusion Service with an exclusive license to use the proprietary rights covered by the license and manufacturing agreement for the manufacture and distribution of Omniferon within the European Union. The Transfusion Service has committed to participate with us in the manufacture of Omniferon in sufficient scale to accommodate the European Union clinical trials. They also agreed to conduct studies relevant to our product and cooperate with us in complying with the laws and regulations of the European Union.

     We are providing the Transfusion Service with full access to our proprietary technology and specialized equipment under the license and manufacturing agreement. We are also absorbing all costs of securing permits and regulatory approvals, and expanding the Transfusion Service facilities, if necessary, to participate in the manufacture of Omniferon. In addition, we are bearing the costs of obtaining documentation showing compliance with European Union regulatory requirements.

     We have agreed to pay the Transfusion Service for product manufactured:

     - for use in clinical trials in the European Union,

     - for sales prior to obtaining new drug application approval, and

     - for sales following regulatory approval.

     Under this arrangement, payments will be made at varying percentages in relation to costs, as follows:

     - for products manufactured for clinical trials, they are entitled to cost plus 25%,

     - for sales prior to obtaining new drug application approval, cost plus 40%, and

     - for sales following approval, cost plus 50%.

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

     The term of the license and manufacturing agreement was for a five-year period. There are also two additional five-year extension terms at our option. The agreement also contains provisions protecting our proprietary rights and limits various competitive activities by the Transfusion Service.

     We are currently renegotiating the terms of the first five-year renewal under an extension of the initial contract. The extension period expires in November 2000.

COMPETITION

     Competition in the research, development and production of interferon, and other immunological products is intense. It involves major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with these recombinant interferons (alpha and beta) and other immunological products. These relate to the treatment of cancer and viral infections, including hepatitis C, our first targeted use of Omniferon.

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

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently competitive in the biopharmaceutical industry, as we do not have an approved product, which can be distributed, at this time.

EMPLOYEES

     As of September 15, 2000, we have 42 employees. Of these, 27 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 15 employees are management, regulatory and/or administrative personnel.

ITEM 2.  PROPERTIES

     In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative and executive offices. The lease contains an option for up to two additional five-year terms. Base lease payments on the facility total $15,700 per month. Our administrative offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

     Viragen owned a 14,000 square foot building in Hialeah, Florida. This facility included a laboratory for biomedical research and development activities. In August 1999, we obtained a $600,000 mortgage on our Florida laboratory facility. We refinanced this note during June 2000. The facility was also pledged against a $400,000 promissory note obtained in November 1999, which was paid in full during April 2000. The Florida laboratory facility was closed during November 1999, and we consolidated our research and production assets in our Edinburgh, Scotland facility. We sold the building in August 2000, and paid off the $600,000 mortgage.

     In November 1996, through Viragen (Scotland), we entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, consisting of approximately 13,000 square feet, contains our European laboratory and production facilities. This location augments other productive assets available to us within the Transfusion Service facility under the Scottish agreement. The annual base lease rate for the facility is 88,000 UK pounds or approximately US$134,000 plus adjustment for common area maintenance charges. Viragen (Scotland) has the right to renew the lease for four additional five-year terms.

     We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1997, Viragen, the company's president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida.

     In December 1998, the U.S. District Court awarded us reimbursement of attorneys' fees and expenses under Rule 11 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act. We had submitted to the court a request for reimbursement of litigation related costs of approximately $75,000. Ultimately, we recovered $31,000 during fiscal 2000.

     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587
CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It seeks an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff is claiming that he is entitled to additional shares of common stock under a consulting agreement. He also says that Viragen's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen which would have entitled Cytoferon Corp. to additional shares. He is also claiming misrepresentations in connection with the previous Cytoferon financings.

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

     In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. On August 28, 2000, the Special Master entered a report setting Viragen's pending motions for summary judgment for hearing on October 25 and 26, 2000 and indicated that no continuances of the hearings would be granted.

     Viragen denies the allegations of the complaint and intends to continue to vigorously defend the claims. We cannot determine at this point, the ultimate liability, if any, resulting from this litigation. No accrual for loss has been recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual shareholders' meeting at the American Stock Exchange in New York, New York on July 27, 2000. Shareholders voted:

          1. To elect three directors to the board of directors, who were classified as class B directors, to serve for the term of their designated class and until their successors have been elected and qualified; and

          2. To ratify the appointment of our independent auditors.

     With a majority (87%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

PROPOSAL 1.                                                      FOR       WITHHOLD
-----------                                                   ----------   --------
Election of directors:
  Robert H. Zeiger..........................................  74,494,572   936,573
  Dennis W. Healey..........................................  74,478,803   952,342
  Peter D. Fischbein........................................  74,476,739   954,406

PROPOSAL 2.                                                  FOR       AGAINST   ABSTAIN
-----------                                               ----------   -------   -------
Appointment of independent auditors.....................  74,511,708   742,233   177,204

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Viragen's common stock traded on the NASDAQ National Market between December 29, 1996 and June 28, 1999, under the symbol "VRGN." Our common stock then traded on the over-the-counter bulletin board from June 29, 1999 through April 16, 2000, under the same stock symbol. Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol "VRA." The following table lists the high and low closing quotations for our common stock since July 1, 1998.

                                                              HIGH     LOW
                                                              -----   -----
1999 - 2000
First quarter ended 9/30/99.................................  $1.05   $ .48
Second quarter ended 12/31/99...............................   1.59     .55
Third quarter ended 3/31/00.................................   4.75    1.09
Fourth quarter ended 6/30/00................................   3.00    1.31

1998 - 1999
First quarter ended 9/30/98.................................  $2.19   $1.06
Second quarter ended 12/31/98...............................   1.44     .63
Third quarter ended 3/31/99.................................    .97     .38
Fourth quarter ended 6/30/99................................   1.22     .38

     These quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 15, 2000, we had approximately 2,600 stockholders of record. On September 15, 2000, the closing price of the common stock was $1.625 per share.

     We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

     - we have experienced losses since inception,
     - we have significant capital requirements in the future, and
     - we presently intend to retain future earnings, if any, to finance the expansion of our business.

     Future dividend policy will depend on:

     - our earnings, if any,
     - capital requirements,
     - expansion plans,
     - financial condition, and
     - other relevant factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with selected historical consolidated financial data of Viragen, Inc. We have prepared this information using Viragen Inc.'s audited consolidated financial statements for the five years ended June 30, 2000.

     When you read this selected historical consolidated financial data, it is important that you read along with it the historical consolidated financial statements and related notes included in our annual reports, as well as the section of our annual reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our annual reports are filed with the Securities and Exchange Commission.

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                               YEAR ENDED JUNE 30,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................  $    171   $    374   $  1,143   $  1,404   $   739
Net loss.....................................   (12,311)   (10,651)    (7,856)    (4,775)   (4,672)
Loss attributable to common stock............   (12,316)   (11,653)   (10,354)   (14,674)   (5,570)
Loss per average common share................     (0.16)     (0.19)     (0.21)     (0.37)    (0.15)
Weighted average common shares outstanding...    78,453     60,109     50,503     39,135    36,198

                        CONSOLIDATED BALANCE SHEET DATA

                                                                      JUNE 30,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
Working capital (deficit)........................  $ 7,006   $(2,290)  $ 7,842   $29,331   $18,266
Total assets.....................................   14,450     8,529    15,895    37,462    20,617
Long-term debt...................................      658       352     7,466       239       116
Stockholders' equity.............................   11,816     3,836     5,887    32,144    17,275

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any of our forward-looking statements. You should note that actual results could differ materially from those contained in forward-looking statements. Among the factors that may cause our actual results to differ materially are the risks discussed in the "Risk Factors" section included in our registration statement on Form S-3 (File No. 333-37464) as filed with the Securities and Exchange Commission on May 19, 2000. These "Risk Factors" are incorporated by reference from the registration statement on Form S-3 (File No. 333-37464). You should also consult the risk factors listed from time to time in our reports on Forms 10-Q, 8-K, S-1, S-3, 10-K and annual reports to stockholders.

     The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and time of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect our financial condition or results of operations.

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

     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $12,310,895, $10,650,832 and $7,856,136 for the fiscal years ended June 30, 2000, 1999 and
1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, Viragen had on-hand approximately $8,100,000 in cash. Between July 1, 2000 and September 15, 2000, we have raised $1,860,000 in additional equity capital. We believe that our current cash balances, coupled with planned fundings under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

     Our working capital totaled approximately $7,006,000 on June 30, 2000, an increase in working capital of $9,296,000 from the previous year end balance. This increase in working capital is attributable to the conversion of $2,000,000 in convertible notes, outstanding at June 30, 1999, plus related interest into 5,210,411 shares of common stock and the sale of approximately 10,200,000 shares of common stock for $10,588,000, net of related fees, during fiscal 2000. The increase can also be attributed to capital raised through stock option and warrant exercises totaling approximately $2,158,000 and collections on promissory notes issued for stock option exercises totaling approximately $652,000. Also, Viragen raised $2,000,000, during fiscal 2000, by issuing additional convertible notes. These notes were converted into common stock during June 2000. The increases are offset, however, by use of cash to fund operations totalling approximately $7,988,000 and additions to property, plant and equipment of $238,000.

     While subject to significant limitation, Viragen, at June 30, 2000, has available approximately $36 million in net tax operating loss carryforwards expiring between 2001 and 2020. We can use these carryforwards to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our Omniferon()(TM) product. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

     We believe that our Omniferon product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We began our clinical trials in the European Union during the fourth calendar quarter of 1999 and intend to eventually submit an Investigational New Drug Application to the U.S. Food and Drug Administration. We cannot assure you that we will be able to obtain approval of this project since they are subject to the successful completion of lengthy and costly clinical trials. The completion of the project also depends on our ability to raise significant additional investment capital.

     We need additional funding to conduct the clinical trial process relating to Omniferon both in the European Union and domestically, prior to receiving regulatory approval to market Omniferon. Management estimates our funding requirements related to approval of Omniferon for hepatitis C, the first approval we are seeking in the European Union, are as follows:

     - Phase I and Phase II trials -- $3.2 million, and

     - Phase III studies -- $9.1 million.

     We estimate that we will require funding of approximately $25 million, over the next two years. These funds would be used to fund operations including clinical trials.

     In addition, anticipated funding requirements for U.S. operations include:

     - the establishment of domestic manufacturing capacity -- $6 million;

     - joint research and development projects -- $4 million; and

     - commencement of domestic clinical Phase I and Phase II studies -- $1.5 -- $2.0 million.

     We will also use future funding, if any, for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

     In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of LeukoVAX, an immunomodulating white blood cell (leukocyte) preparation. LeukoVAX is currently in U.S. Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis. Under the terms of this agreement, we have options to acquire an additional 70% equity position in Inflammatics through two additional fundings. During the fourth quarter of fiscal 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who have received LeukoVAX and those who have not. We are still evaluating the results reflected in the Phase I/II data and have not yet reached a decision regarding additional funding, if any.

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

     On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. We were required to pay interest on the promissory note in eleven monthly installments, which began on September 10, 1999. Interest was calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate was adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest was due on July 10, 2000. On June 16, 2000, we refinanced this note to be paid over five years. However, the principal and accrued interest were paid in full on August 15, 2000, upon the sale of our Florida-based research facility.

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

     On November 24, 1999, Viragen entered into a common stock and warrants purchase agreement with:

     - AMRO International, S.A.,

     - Markham Holdings, Limited, and

     - Tashdale Ltd.

     The agreement was for gross proceeds of $2.5 million. Viragen issued, in three tranches between November 24, 1999 and February 11, 2000, an aggregate 4,600,000 shares of common stock and warrants to purchase 375,000 shares of common stock. The warrants are exercisable at $1.15 per share and expire on November 30, 2002. We entered into this financing under Regulation S of the Securities Act of 1933.

     In connection with this transaction, Viragen paid a fee of 7% of the amount invested to AMRO International in consideration of locating the other two investors, as well as other issuance costs. Total costs approximated $247,000. Net proceeds from this transaction totalled $2,253,000. AMRO International also received warrants to purchase 125,000 shares of common stock. The warrants are exercisable at $1.15 per share through November 30, 2002.

     On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Carl N. Singer through Fundamental Management Corporation. Mr. Singer is a director of Viragen and the chairman of its executive committee. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note was immediately convertible into 1,000,000 shares of our common stock at $1.00 per share and carried an interest rate of 9.5% per annum. The principal and accrued interest were payable on February 17, 2001. Active Investors Ltd. II also received warrants to purchase 100,000 common shares. The warrant is exercisable at $2.00 per share through February 17, 2003.

     Robert C. Salisbury, a director of Viragen and member of the audit and finance committee and the compensation committee, is a director and investor in Fundamental Management Corporation. Charles J. Simons, a director of Viragen and the chairman of its audit and finance committee and its compensation committee, is an investor in Active Investors Ltd. II.

     Active Investors Ltd. II elected to convert the entire principal balance and accrued interest of $35,400 into 1,015,716 common shares, on June 30, 2000.

     On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 8% per annum. The principal and accrued interest were payable on March 1, 2001. Viragen paid $70,000 for placement fees and expenses on the transaction. Under the subscription agreement, AMRO International also received warrants to purchase 100,000 common shares. The warrant is exercisable at $1.72 per share through March 1, 2004.

     AMRO International could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. On June 20, 2000, AMRO International elected to convert the entire principal balance and accrued interest of $24,900 into 1,024,899 common shares.

     During fiscal 2000, Viragen received approximately $2,158,000 from the exercise of common stock options and warrants and $651,500 in principal payments on promissory notes issued for common stock option exercises.

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and June 30, 2000, we raised approximately $8,335,000 in investment capital, net of fees and other costs amounting to approximately $590,000, under this agreement. Between July 1, 2000 and September 15, 2000, we raised an additional $1,860,000, net of fees and related costs. Active Investors Ltd. II has also participated as an investor under the shelf registration. Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock, as part of the above financing activity.

     We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of September 15, 2000, we had placed approximately $11 million of the total $60 million available under this agreement.

RESULTS OF OPERATIONS

     Viragen recognized no sales revenue or related costs for the fiscal years ended June 30, 2000, 1999, or 1998. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could begin generating sales revenue through export sales of Omniferon, prior to receiving EU regulatory approvals for marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of required regulatory approvals.

     We did receive approval of our Clinical Trial Exemption Application from the European Union regulatory authorities to begin clinical trials of Omniferon, our multi-species natural human leukocyte-derived alpha interferon. We began clinical trials in the European Union during the fourth calendar quarter of 1999. We intend to submit an Investigational New Drug Application to the Food and Drug Administration. We cannot assure you that we will receive these approvals. These approvals require the successful completion of clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

  2000 Compared to 1999

     Research and development costs totaled approximately $4,837,000 for fiscal 2000 compared to $5,153,000 for the previous year. This represents a decrease of $316,000 in research related costs between years.

     In November 1999, we ceased all research projects being conducted in our Florida laboratory facility. All research related projects, including research related to production scale-up, are now being conducted in our Edinburgh, Scotland facility. We believe that this consolidation step will improve and streamline our scientific development efforts, as well as reduce operating costs by consolidating operations in one facility. During fiscal

2000, domestic laboratory supplies expense and research related salaries and support fees decreased by $609,000 and $503,000 , respectively, when compared to the previous year, while foreign laboratory supplies expense and research related salaries and support fees increased by $171,000 and $647,000, respectively, when compared to the previous year. The increase in foreign research costs also reflects the additional costs associated with our clinical trials for hepatitis C, which began in Europe during fiscal 2000. Total research and development costs will continue to increase in the following periods as we continue expanding our clinical trials of Omniferon.

     General and administrative expenses totaled approximately $6,067,000 for the current year, an increase of approximately $538,000 over the preceding year. This increase reflects an increase in compensation expense on stock options and warrants granted or modified of $1,485,000 offset by a decrease in administrative salaries and support fees of $694,000 due to the implementation of our cost reduction program. Also, legal fees decreased between the years by $275,000, primarily due to reduced litigation fees and higher fees in the prior year associated with contract negotiations completed in fiscal 1999.

     On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock, which had been granted to Viragen's president during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of $941,000 relating to the modification of the grant.

     We recognized approximately $653,000 in losses related to our investment in Inflammatics, Inc. during fiscal 2000. This is down from $757,000 in the prior year. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the amortization of the capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

     The significant increase in interest expense is related to debt instruments that were outstanding during fiscal 2000, but not outstanding during the prior year. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 during the first quarter of fiscal 2000. Also, Viragen incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes during the first fiscal quarter. Viragen also borrowed $1,000,000 during the current fiscal year through two short-term promissory notes. During February and March 2000, Viragen borrowed an additional $2,000,000 by issuing convertible notes to Active Investors Ltd. II and AMRO International, S.A. bearing interest rates ranging between 8% and 9.5%. Viragen recognized $440,000 in additional interest expense, due to a beneficial conversion rate on these promissory notes. The conversion rates on the notes were discounted 18% from the current market price of our common stock.

     Our management anticipates operational losses will continue increasing as we expand our clinical trials of Omniferon. In January 1999, we began implementing a cost-reduction plan. Planned cost reductions implemented in calendar 1999 are expected to save approximately $2.4 million annually in operating expenses. The reductions include the elimination of administrative and research positions in the U.S. saving approximately $1.6 million. We also closed our Florida-based research facility consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We sold our Florida-based research facility in August 2000. These changes in operations reflect the shift from developing Omniferon in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more that offset by increasing expenses in our Scottish facilities, as we continue to expand our clinical trial program in the European Union.

     During fiscal 2000, we spent approximately $50,000 on year 2000 computer related projects. During that period and subsequent to our year end, we have not experienced any significant year 2000 related disruptions. However, we are continuing to monitor our computer dependent scientific and administrative systems.

  1999 Compared to 1998

     The significant decline in interest and other income for 1999, compared to the previous year reflects the reduction in cash balances invested between periods. This reduction resulted primarily from operational losses, the cash investment in Inflammatics, Inc., and expenditures associated with expansion of our laboratory and manufacturing facility in Scotland.

     Research and development costs totaled approximately $5,153,000 for fiscal 1999 compared to $4,222,000 for the previous year. The increase of $931,000 (22%) included an increase in research related salaries and support fees of $468,030, and an increase in equipment maintenance costs of $127,988. We also recognized $136,021 in compensation expense on warrants issued to scientific consultants, under the guidelines of FAS 123. We did not incur this expense in the prior year. We are now performing the bulk of our development work in our Scottish facility.

     General and administrative expenses totaled approximately $5,528,000 for fiscal 1999, a decrease of approximately $52,000 from the preceding year. During 1999, we waived a 90-day expiration provision on stock options held by three directors who were not re-nominated to the board of directors. We recognized $171,875 in compensation expense, as a result of the modified grants. We also recognized $61,751 in compensation expense on warrants issued to consultants during the year. Overall, compensation expense from stock options and warrants increased by $176,000 compared to the prior year. These increased expenses were offset by a decrease in insurance costs of $93,689 from the prior year due to favorable rates obtained on policy renewals. Also, legal fees decreased by $222,600 between periods due to the settlement of litigation during the prior year, as well as the completion of contract negotiations.

     During the year, we recognized approximately $757,000 in losses related to our investment in Inflammatics, Inc. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the amortization of the capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted Securities Act Release No. 7386. This release requires that we disclose our policies used to account for derivatives and quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.

     We have not traded or otherwise transacted in derivatives nor do we expect to do so in the future. We have established policies and internal processes related to the management of market risks which we use in the normal course of our business operations.

  Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 2000, a change in interest rates would not have a material impact on our future operating results or cash flows. Additionally, we paid our $600,000 mortgage note during August 2000, upon the sale of our Florida-based research facility.

  Foreign Currency Exchange Risk

     We believe our foreign currency risk is not material. At the present time, we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations are located in Scotland, and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                   SERVED AS OFFICER
NAME                                        AGE     POSITION WITH THE COMPANY    AND/OR DIRECTOR SINCE   CLASS
----                                        ---     -------------------------    ---------------------   -----
Gerald Smith..............................  69    Chairman of the Board                  1994
                                                  Chief Executive Officer                1998              C
                                                  President                              1993
Robert H. Zeiger..........................  56    Vice Chairman of the Board             1995              B
Dennis W. Healey..........................  52    Chief Financial Officer                1980
                                                  Treasurer                              1980              B
                                                  Director                               1984
                                                  Executive Vice President               1993
                                                  Secretary                              1994
D. Magnus Nicolson, Ph.D..................  40    Chief Operating Officer                1999
Melvin Rothberg...........................  53    Executive Vice President               1999
Carl N. Singer............................  84    Director                               1997              C
Peter D. Fischbein........................  60    Director                               1981              B
Sidney Dworkin, Ph.D......................  79    Director                               1994              A
Charles J. Simons.........................  82    Director                               1998              A
Robert C. Salisbury.......................  56    Director                               1998              A
Jose I. Ortega............................  28    Controller                             1996

     On February 28, 1997, we amended our Certificate of Incorporation and set up a classified board of directors with the 1997 annual meeting. Following that meeting, we divided directors into three subclasses consisting of class A, class B and class C. The initial term of the class A directors expired after the 1998 annual meeting of stockholders; the term of the class B directors initially expires after the 1999 annual meeting; and the term of the class C directors initially expires after the 2000 annual meeting. At each annual meeting, stockholders will elect directors of the class whose term expired. Directors will be elected to hold office for a term to expire at the third ensuing annual meeting.

     Gerald Smith became president of Viragen in May 1993. Since 1982, Mr. Smith was a principal stockholder, president, chief executive officer and a director of Business Development Corp. Business Development has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the chief executive officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith was also the president, chief executive officer and a director of Cinescopic Corporation and International Database Service, Inc. These are computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith discontinued the operations of Business Development Corp. in order to devote all of his time to Viragen. Mr. Smith is also chairman of the board and president of Viragen (Europe) Ltd.

     Robert H. Zeiger was appointed chief executive officer and chief operating officer of Viragen, during May 1995. At that time, he was also elected as a director. Mr. Zeiger has served as a pharmaceutical executive since 1971. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., Research Triangle Park, North Carolina. He served as vice president and general manager of their Dermatological Division from 1985 to 1988. He then served as vice president and general manager of Glaxo Pharmaceuticals from 1991 to 1994. Previously, Mr. Zeiger served as vice president marketing and sales with Stiefel Laboratories, Inc., Coral Gables, Florida, from 1979 to 1985. He was national sales manager to Knoll Pharmaceutical Company, Whipping, New Jersey from 1971 to 1979. Mr. Zeiger has also served as chief executive officer and a director of Viragen (Europe). On July 31, 1998 Mr. Zeiger resigned his positions of chief executive officer of Viragen and Viragen (Europe) and director of Viragen (Europe) for health reasons. His resignations were effective September 30, 1998. Mr. Zeiger continues to serve as vice chairman and senior pharmaceutical advisor to the Viragen board, as well as a member of Viragen's executive committee.

     Dennis W. Healey is a certified public accountant. He was appointed chairman of the board and chief executive officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as chairman of the board to Mr. Smith. In July 1994, he relinquished the position of chief executive officer. Upon Gerald Smith becoming president in May 1993, Mr. Healey became executive vice president. He has served as chief financial officer and treasurer since 1980. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen (Europe) and Viragen U.S.A.

     D. Magnus Nicolson, Ph.D. was appointed chief operating officer of Viragen and Viragen (Europe) upon the resignation of Dr. Jay Sawardeker in July 1999 and August 1999, respectively. Dr. Nicolson was elected a director of Viragen (Europe) in 1997. He has served as the managing director of Viragen (Scotland) since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as:

     - technology manager for Locate in Scotland (1995),

     - senior executive (1993 to 1995), and

     - contractor, healthcare liaison office of Dunbartonshire Enterprise (1992 to 1993).

     From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde. He earned a Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Fellow of the Royal Society of Medicine, a Member of the Royal Society of Chemistry, and a Member of the Chartered Institute of Marketing.

     Melvin Rothberg joined Viragen as chief executive officer of Viragen U.S.A. in April 1998. In April 1999, Mr. Rothberg assumed the position of an executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company, from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company, from 1983 to 1990.

     Carl N. Singer was elected a director in August 1997 and currently serves as chairman emeritus. He currently serves as chairman of the executive committee of the board of directors. Since 1981, Mr. Singer has also served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund, which manages the Active Investors II fund. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

     Peter D. Fischbein is an attorney who has been practicing law for approximately 35 years. Mr. Fischbein served as Viragen's secretary between May and December 1994. His former law firm on occasion represented Viragen and the Viragen Research Associates Limited Partnership, which has contracts with Viragen, Inc. Mr. Fischbein is also a director of Medicore, Inc. since 1984 and a director of Techdyne, Inc. since 1985. Mr. Fischbein has been general partner of several limited partnerships engaged in oil exploration and real estate development.

     Sidney Dworkin, Ph.D. was elected a director in August 1994. He was a founder, former president, chief executive officer and chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as chairman of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr. Dworkin has served as chairman of the board of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Dr. Dworkin has also served as chairman of Comtrex Systems, Inc., which is engaged in development and sale of programmable cash registers. Dr. Dworkin also serves on the board of directors of CCA Industries, Inc., Interactive Technologies, Inc., Northern Technologies International Corporation and Crager Industries, Inc. All are publicly-traded companies.

     Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairman of the audit, finance and compensation committee of the board of directors. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Also, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is a director of Veridian Corporation, an aerospace company; and a number of private companies. He was also a director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is also a director of MedWaste, Inc., Work Group, Inc. and Excalibur Corporation. Mr. Simons is an investor in Active Investors II. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen in two separate transactions, in exchange for 1,800,016 shares of our common stock.

     Robert C. Salisbury was appointed a director of Viragen in December 1998. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He was vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998. Mr. Salisbury also serves as a director of Packard Bio-Science Company, a leading supplier of instruments to the life sciences research and nuclear industries. Mr. Salisbury also serves as a director and investor in Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock.

     Jose I. Ortega is a certified public accountant and joined Viragen as its controller in June 1996. From 1993 until joining Viragen, Mr. Ortega was a member of the audit staff of Ernst & Young LLP, Viragen's independent audit firm.

     There is no family relationship between any of the officers and directors.

     During fiscal 2000, Viragen's board of directors met on three occasions. Viragen has an executive committee, an audit and finance committee and a compensation committee. The executive committee consists of Messrs. Singer (chairperson), Smith and Zeiger. The audit and finance committee and the compensation committee includes Messrs. Simons (chairperson), Dworkin and Salisbury.

     The executive committee acts for the full board during intervals between board meetings, except on matters which by law may not be delegated. The executive committee will meet as necessary. All actions by the committee are to be reported at the next board of directors meeting. During fiscal 2000, the executive committee met on four occasions.

     The audit and finance committee oversees Viragen's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The audit and finance committee also communicates with Viragen's independent certified public accountants, on behalf of the board of directors. This committee receives written reports, supplemented by oral reports, from the audit firm. The committee is responsible for supervising the implementation of Viragen's budget process. During fiscal 2000, the audit and finance committee met on eight occasions.

     The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees.

AUDIT AND FINANCE COMMITTEE AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Currently, there are three members of the audit and finance committee and the compensation committee. All members are outside directors.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table includes information concerning the compensation and employment agreements of the chief executive officers of Viragen and the four other most highly compensated executive officers as of June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                                -------------------------------------
                                                                                        AWARDS              PAYOUTS
                                                                                -----------------------   -----------
                                                                                             SECURITIES
                                           ANNUAL COMPENSATION                  RESTRICTED   UNDERLYING
                             ------------------------------------------------     STOCK       OPTIONS/
NAME AND                                                       OTHER ANNUAL       AWARDS        SARs         LTIP
PRINCIPAL POSITION           YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)      ($)          (#)       PAYOUTS ($)
------------------           ----   ----------   ---------   ----------------   ----------   ----------   -----------
Gerald Smith...............  2000    $282,000    $     --    $            --     $     --          --      $     --
  Chairman of the            1999     282,000          --                 --           --          --            --
  Board, CEO and             1998     263,000          --                 --           --          --            --
  President

Dennis W. Healey...........  2000     252,000          --                 --           --          --            --
  Exec. V.P.,                1999     252,000          --                 --           --          --            --
  Treasurer, CFO             1998     240,000          --                 --           --          --            --
  and Director

D. Magnus Nicolson.........  2000     170,000          --                 --           --     200,000            --
  COO                        1999     115,000          --                 --           --          --            --
                             1998     100,054          --                 --           --          --            --

Melvin Rothberg............  2000     160,000          --                 --           --     350,000            --
  Exec. V.P.                 1999     150,000          --                 --           --          --            --
                             1998      25,000          --                 --           --          --            --

Patrick Yeramian...........  2000     162,000          --                 --           --          --            --
  Chief Medical              1999     171,000          --                 --           --          --            --
  Director                   1998      14,000          --                 --           --     250,000            --


NAME AND                        ALL OTHER
PRINCIPAL POSITION           COMPENSATION ($)
------------------           ----------------
Gerald Smith...............  $            --
  Chairman of the                         --
  Board, CEO and                          --
  President

Dennis W. Healey...........               --
  Exec. V.P.,                             --
  Treasurer, CFO                          --
  and Director

D. Magnus Nicolson.........               --
  COO                                     --
                                          --

Melvin Rothberg............               --
  Exec. V.P.                              --
                                          --

Patrick Yeramian...........               --
  Chief Medical                           --
  Director                                --

  Employment Agreements

     On March 1, 1997, Mr. Smith entered into a two-year employment agreement. This agreement provided for:

     - a salary of $190,000 and $200,000 for the first and second years, respectively,

     - options to purchase 1,000,000 shares of common stock at $3.22 per share exercisable over five years,

     - health and life insurance,

     - similar employee benefits generally available to other employees,

     - use of an automobile and related maintenance, and

     - reimbursement of business related expenses.

     On March 1, 1997, Mr. Smith also entered into a two year employment agreement with Viragen (Europe) Ltd. under terms similar to those of his Viragen employment agreement. The agreement provided for an annual salary of $10,000 and $20,000 for the first and second years. We amended the agreement on July 3, 1997, to provide for an annual salary of $72,000 for the year July 1, 1997 through June 30, 1998, and $82,000 per annum for the period from July 1, 1998 through February 28, 1999. Mr. Smith's employment agreements with both Viragen and Viragen (Europe) expired on March 1, 1999. On that date, he entered into a single two year employment agreement with Viragen under terms similar to his previous agreement. This agreement provides for a total annual salary of $282,000. Mr. Smith continues to serve as the president and chairman of Viragen (Europe).

     On March 1, 1997 Mr. Healey entered into a two-year employment agreement. The agreement, which was amended on July 1, 1997, provided for:

     - a salary $190,000 and $195,000 for the first and second years,

     - options to purchase 300,000 shares of common stock at $3.22 per share, exercisable over five years,

     - health and life insurance,

     - similar employee benefits generally available to other employees, and

     - reimbursement of automobile and business related expenses.

     On March 1, 1997, Mr. Healey entered into a two-year employment agreement with Viragen (Europe) Ltd., subsequently amended on July 3, 1997. This agreement was to run concurrent with Mr. Smith's Viragen (Europe) agreement and superceded all previous agreements. This agreement provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 for the year ended June 30, 1998, and $38,000 for the eight month period ending February 28, 1998. Upon the expiration of Mr. Healey's employment agreements with Viragen and Viragen (Europe), on March 1, 1999, he entered into a single employment agreement with Viragen under terms similar to his previous agreements. The agreement provides for a total annual salary of $252,000. Mr. Healey continues to serve as executive vice president, chief financial officer, secretary and director of Viragen (Europe).

     On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement supercedes all previous agreements. The agreement provided for:

     - an annual salary of $170,000,

     - the grant of an option to acquire 200,000 shares of common stock at $.625, vesting one-third on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary,

     - similar employee benefits generally available to executive officers,

     - use of an automobile, and

     - reimbursement of business related expenses.

     On July 1, 1999, Mr. Rothberg entered into a two year employment agreement with Viragen. This agreement supercedes all previous agreements. The agreement provided for:

     - an annual salary of $160,000 and $172,500 for the first and second years, respectively,

     - the grant of an option to acquire 250,000 shares of common stock at $.625 per share, vesting one-half on the date of grant and one-half on the first year anniversary,

     - health insurance,

     - similar employee benefits generally available to executive employees,

     - $400 per month auto allowance, and

     - reimbursement of business related expenses.

     In April 2000, Mr. Rothberg was granted an option to acquire 100,000 shares of common stock at $2.00 per share, vesting on the date of grant. These options were granted simultaneously with the cancellation of an option to acquire 100,000 shares of Viragen U.S.A., Inc. at $0.22 per share held by Mr. Rothberg. The potential replacement of Viragen U.S.A. options was addressed in Mr. Rothberg's April 28, 1998 option agreement.

     On June 1, 1998, Dr. Yeramian entered into a two year employment agreement with Viragen. The agreement provided for:

     - an annual salary of $170,000 and $177,000 for the first and second years, respectively,

     - the grant of an option to acquire 250,000 shares of common stock at $2.22 per share exercisable over 5 years,

     - health and life insurance,

     - similar employee benefits generally available to other employees, and

     - reimbursement of business related expenses.

     Upon the expiration of his employment agreement in May 2000, Dr. Yeramian entered into a two year consulting agreement with Viragen. The consulting agreement provides for:

     - consulting fee of $1,000 per day and $1,100 per day for the first and second years, respectively,

     - the grant of a warrant to acquire 50,000 shares of common stock at $1.44 per share, exercisable 25,000 after the first year and 25,000 after the second year, and

     - reimbursement of business related expenses.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2000 to each person named in the summary compensation table.

                                                                                        POTENTIAL REALIZED
                                                INDIVIDUAL GRANTS                        VALUE AT ASSUMED
                              ------------------------------------------------------     ANNUAL RATES OF
                               NUMBER OF      % OF TOTAL                                   STOCK PRICE
                               SECURITIES    OPTIONS/SARs                                APPRECIATION FOR
                               UNDERLYING     GRANTED TO    EXERCISE OR                    OPTION TERM
                              OPTIONS/SARs   EMPLOYEES IN   BASE PRICE    EXPIRATION   --------------------
NAME                          GRANTED (#)    FISCAL YEAR      ($/SH)         DATE         5%         10%
----                          ------------   ------------   -----------   ----------   --------    --------
Gerald Smith................         --          --            $  --         --        $     --    $     --

Dennis W. Healey............         --          --               --         --              --          --

D. Magnus Nicolson..........    200,000          --             0.63         --          42,666      97,667

Melvin Rothberg.............    350,000          --             1.02         --         103,250     230,750

Patrick Yeramian............         --          --               --         --              --          --

     On February 7, 2000, the board of directors approved a three year extension on 1,400,000 options held by Mr. Smith. The options, exercisable at $.50 per share, were extended to October 5, 2003. No other terms of the option agreement were modified. Viragen recognized approximately $941,000 in compensation expense, under the provisions of APB No. 25, relating to the modification of grant.

     Following the expiration of his employment agreement, Dr. Yeramian received 50,000 warrants to acquire common shares at $1.44, under the terms of a consulting agreement.

OPTION EXERCISES AND HOLDINGS

     The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2000 by each person named in the summary compensation table and the unexercised options held as of the end of the 2000 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                              OPTIONS AT FY END (#)       MONEY OPTIONS AT FY END ($)
                       SHARES ACQUIRED ON      VALUE       ---------------------------   -----------------------------
NAME                      EXERCISE (#)      REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                   ------------------   ------------   -----------   -------------   ------------   --------------
Gerald Smith.........       400,000           $369,000      2,050,000            --       $1,750,000       $     --
Dennis W. Healey.....       200,000             21,880        450,000            --          175,000             --
D. Magnus Nicolson...        20,000             42,500         46,666       133,334           76,000        217,000
Melvin Rothberg......       125,000            143,595        100,000       125,000           25,000        203,750
Patrick Yeramian.....            --                 --        250,000            --           10,000             --

1997 AMENDED STOCK OPTION PLAN AND 1995 AMENDED STOCK OPTION PLAN

     On May 15, 1995 the board of directors adopted, subject to approval by the stockholders, a stock option plan, called the 1995 stock option plan. On September 22, 1995, the board of directors amended the 1995 stock option plan to define certain terms and clarify the minimum exercise price of the non-qualified options. The minimum exercise price of non-qualified options cannot be less than 55% of the fair market value. Viragen stockholders ratified the 1995 stock option plan at the annual meeting held on December 15, 1995.

     On January 27, 1997 the board of directors adopted, subject to approval by the stockholders, a stock option plan called the 1997 stock option plan. The 1997 stock option plan contains terms and provisions similar to the 1995 stock option plan. Viragen stockholders ratified the 1997 stock option plan at the annual meeting held on February 28, 1997. On April 24, 1998 the board of directors adopted, subject to ratification by the stockholders, an amendment to the 1997 stock option plan. This amendment reserved an additional 1,000,000 shares of common stock for issuance under that plan. This amendment brought the total shares reserved under the 1997 stock option plan to 4,000,000 shares. On July 31, 1998, the stockholders ratified this amendment to the 1997 stock option plan.

     The audit and finance committee and the compensation committee of the board of directors and the board of directors currently administer the plans. Administration of the plan includes determining:

     - the persons who will be granted plan options,

     - the type of plan options to be granted,

     - the number of shares subject to each plan options, and

     - the plan options price.

     Options granted under either the 1995 or the 1997 stock option plans may qualify as incentive stock options, under Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the plans also include a reload option provision. This provision permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option, which is granted under a plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors, the audit and finance committee or the compensation committee determine the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen's common stock, no plan option may be exercisable more than five years after the date of the grant.

     Officers, directors, key employees and consultants of Viragen and its subsidiaries are eligible to receive non-qualified options under the stock option plans. Only officers, directors and employees who are employed by Viragen or by any of its subsidiaries are eligible to receive incentive options.

     Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under a recent amendment to the 1997 stock option plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the committee. If an optionee's employment is terminated for any reason, other than his death or disability, or if an optionee is not an employee but is a member of Viragen's board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled, the plan option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

     The board of directors may amend, suspend or terminate the stock option plans at any time. However, no amendment can be made which changes the minimum purchase price, except in the event of adjustments due to changes in Viragen's capitalization. Unless the plans have been suspended or terminated by the board of directors, the 1995 stock option plan will terminate on May 15, 2005, and the 1997 stock option plan will terminate on January 27, 2007. The termination of either plan will not affect the validity of any plan options previously granted.

     As of September 15, 2000, we have issued 3,197,800 options under the 1995 stock option plan and 3,692,700 options under the 1997 stock option plan.

OTHER OPTION GRANTS

     In March 2000, Mr. Carl Singer, a director and chairperson of our executive committee was granted 100,000 options to purchase common stock. The options are exercisable at $3.75 per share. In July 1999, Mr. Jose Ortega was granted 50,000 options to purchase common stock. The options are exercisable at $0.625 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows certain information regarding Viragen's common stock beneficially owned at September 15, 2000, by:

     - each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen's common stock,

     - each of Viragen's directors, and

     - all officers and directors as a group.

     A person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days. At September 15, 2000, there were 92,094,395 shares of common stock outstanding.

                                                                                     COMMON SHARES
                                                                                   BENEFICIALLY OWNED
                                                                               --------------------------
                                                    BENEFICIAL    PERCENT OF                 ACQUIRABLE
NAME OF BENEFICIAL OWNER                             OWNERSHIP      CLASS      CURRENTLY   WITHIN 60 DAYS
------------------------                            -----------   ----------   ---------   --------------
Gerald Smith......................................   2,067,000       2.2%         17,000     2,050,000
Robert H. Zeiger..................................     515,000       0.6              --       515,000
Carl N. Singer....................................   4,015,841       4.3       3,915,841       100,000
Dennis W. Healey..................................     715,000       0.8         265,000       450,000
Peter D. Fischbein................................     400,000       0.4         350,000        50,000
Sidney Dworkin, Ph.D..............................     325,244       0.4         175,244       150,000
Charles J. Simons.................................      35,000       0.0          10,000        25,000
Robert C. Salisbury...............................      30,000       0.0          30,000            --
Officers & Directors (as a Group of 11 persons)...   8,624,035       9.0       4,779,035     3,753,333

     The beneficial ownership figures include 3,836,341 shares held by Fundamental Management Corporation, a Florida-based institutional investment fund, which have been attributed to Carl N. Singer. Mr. Singer is the chairperson of Fundamental Management Corporation. Mr. Salisbury is also a director and investor in Fundamental Management Corporation.

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

     To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gerald Smith and Dennis W. Healey, who are principal officers of Viragen, also serve as the principal officers of Viragen (Europe).

     On April 25, 1997, Viragen loaned William Saeger, a former director, $100,000. In exchange, Viragen received a one-year promissory note bearing interest at 8 1/2%. In April 1998, Mr. Saeger defaulted on this note. Due to a subsequent deterioration in Mr. Saeger's health and financial condition, we were unable to determine the amounts which could ultimately be realized on the promissory note. Accordingly, we wrote-off the entire amount due under the note with related accrued interest of approximately $10,000 as uncollectible by fiscal 1998 year end. We are continuing to pursue collection efforts relative to this transaction.

     On September 1, 1998, Gerald Smith and Dennis W. Healey each exercised 250,000 options to purchase common stock. Both exercised their options through the issuance of promissory notes payable to Viragen totaling $300,000. Mr. Smith and Mr. Healey also entered into related pledge and escrow agreements. The promissory notes carried an interest rate of 5.47%, payable semi-annually, and were secured by the underlying common stock purchased. The purchased shares were being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Smith paid $100,000 of the principal on his promissory note, plus related interest, during January 2000. Mr. Healey paid-in-full the $150,000 principal, plus related interest, on his promissory note, during March 2000. Viragen released the collateral on the two promissory notes.

     Carl N. Singer, a director of Viragen and the chairman of its executive committee, also exercised options for 50,000 shares on October 1, 1998. Peter Fischbein, a director, exercised options for 200,000 shares on October 8, 1998. Charles F. Fistel, a former officer, exercised options totaling 410,000 shares on May 3, 1999 and May 11, 1999 These options were all exercised through the issuance of promissory notes payable Viragen totaling $302,000, and related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 5.06% and 5.15%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. During February 2000, Mr. Fischbein exercised options for an additional 25,000 common shares through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bears interest at 6.46%. Mr. Singer paid-in-full the $59,000 principal, plus related interest, on his promissory note, during March 2000. Mr. Singer's collateral was released from escrow upon receipt of his payment. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed common shares were released to Mr. Fistel upon receipt of his payment.

     During January 2000, we contracted Cameron Associates, Inc. to act as an investor relation's consultant. Cameron Associates received $6,000 per month through February 2000, subsequently reduced to $3,000 per month, as compensation for their services. They also received warrants to purchase 100,000 common shares of Viragen at $1.17 per share through January 2005. Mr. Singer serves as a director on Cameron Associates' board of directors and is a minority stockholder.

     On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock, which had been granted to Mr. Smith, Viragen's president, during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB 25, we recognized compensation expense of $941,000 relating to this modification.

     On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Mr. Carl Singer, a director of Viragen, through Fundamental Management Corporation, a Florida-based institutional investment fund. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 9.5% per annum. The principal and interest were payable on February 17, 2001.

     Active Investors Ltd. II could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. They also received a warrant to purchase 100,000 common shares. The warrant is exercisable at $2.00 per share through February 17, 2003. This note was converted into 1,015,716 shares of common stock, which included $35,400 in interest on June 30, 2000.

     Active Investors Ltd. II has also participated as an investor under the shelf registration on Form S-3 dated March 21, 2000 (File No. 333-32306). Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock.

     Mr. Robert Salisbury, a director of Viragen, also serve as a director and investor in Fundamental Management Corporation which manages the Active Investors II fund. Mr. Charles Simons, a director of Viragen, is an investor in the Active Investors II fund.

     Between February and March 2000, Mr. Smith exercised options for 400,000 additional common shares through the issuance of two promissory notes and escrow agreements. Principal on the promissory notes totaled $200,000. Mr. Smith paid-in-full both notes during March 2000 and the escrowed shares were released.

     During March 2000, Melvin Rothberg, an executive vice-president of Viragen, exercised options for 100,000 common shares through the issuance of a promissory note and related escrow agreement. Principal on the promissory note totaled $62,500. Mr. Rothberg paid-in-full the principal on his note during April 2000, and the escrowed shares were released.

     Commencing in March 2000, Mr. Singer is receiving $100,000 per year for his services as a director and chairperson of the executive committee. He receives no other director fees. In addition, for these services on March 14, 2000, Mr. Singer was granted an option to acquire 100,000 shares of common stock. The option provides for:

     - an exercise price of $3.75 per share,

     - are exercisable for 5 years from the vesting date,

     - an exercisable 33,333 shares on the grant date; 33,333 shares on the first anniversary of the grant date and 33,334 shares on the second anniversary of the grant date.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this annual report.

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
     1      --   All financial statements see Index to Consolidated Financial
                 Statements.
     2      --   Exhibits
   (3)      --   Articles of Incorporation and By-Laws.
     3.1    --   Articles of Incorporation and By-Laws (incorporated by
                 reference to Viragen's registration statement on Form S-1
                 dated June 8, 1981, File No. 2-72691).
     3.2    --   Certificate of Amendment of Certificate of Incorporation
                 dated September 11, 1986 (incorporated by reference to
                 Viragen's registration statement on Form S-2 dated October
                 24, 1986, File No. 33-9714).
     3.3    --   Certificate of Amendment of Certificate of Incorporation
                 dated April 8, 1987 (incorporated by reference to Viragen's current report on Form 8-K dated April 17, 2000, filed on
                 April 13, 2000).
     3.4    --   Certificate of Amendment of Certificate of Incorporation
                 dated May 11, 1993 (incorporated by reference to Viragen's current report on Form 8-K dated April 17, 2000, filed on
                 April 13, 2000).
     3.5    --   Certificate of Amendment of Certificate of Incorporation
                 dated February 28, 1997 (incorporated by reference to
                 Viragen's current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).
     3.6    --   Certificate of Amendment of Certificate of Incorporation
                 dated July 2, 1997 (incorporated by reference to Viragen's current report on Fort 8-K dated April 17, 2000, filed on
                 April 13, 2000).
     3.7    --   Certificate of Amendment of Certificate of Incorporation
                 dated October 4, 1999 (incorporated by reference to
                 Viragen's current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).
   (4)      --   Instruments defining the rights of security holders,
                 including indentures.
     4.1    --   Form of common Stock Certificate (incorporated by reference to Viragen's registration statement on Form S-1 dated June
                 8, 1981, File No. 2-72691).
     4.2    --   Certificate of Designation for Series A Preferred Stock, as
                 amended (incorporated by reference to 1986 Form S-2, Part
                 II, Item 16, 4.4).
     4.3    --   Specimen Certificate for Unit (Series A Preferred Stock and
                 Class A Warrant) (incorporated by reference to 1986 Form
                 S-2, Part II, Item 15.
     4.4    --   1995 Stock Option Plan (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed June 9,
                 1995).
     4.5    --   1997 Stock Option Plan (incorporated by reference to
                 Viragen's Registration Statement of Form S-8 filed April 17,
                 1998).
     4.6    --   Subscription Agreement between Active Investors Ltd. II and
                 Viragen, Inc. dated February 18, 2000 (incorporated by
                 reference to Viragen's Registration Statement on Form S-3
                 filed May 19, 2000).
     4.7    --   Loan and Escrow Agreement between AMRO International, S.A.
                 and Viragen, Inc. dated March 1, 2000 (incorporated by
                 reference to Viragen's Registration Statement on Form S-3
                 filed May 19, 2000).
     4.8    --   Common Stock Purchase Warrant issued to Equitable Equity
                 Lending, Inc. dated November 1, 1999 (incorporated by
                 reference to Viragen's Registration Statement on Form S-3
                 filed May 19, 2000).

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
     4.9    --   Common Stock Purchase Warrant granted to Girmon Investment
                 Co., Limited dated December 21, 1998 (incorporated by
                 reference to Viragen's Registration Statement on Form S-8
                 filed May 19, 2000).
     4.10   --   Common Stock Purchase Warrant granted to Robert Keller, M.D.
                 dated November 1, 1999 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
     4.11   --   Common Stock Purchase Warrant granted to David W.
                 Kirchembaum dated November 1, 1999 (incorporated by
                 reference to Viragen's Registration Statement on Form S-8
                 filed May 19, 2000).
     4.12   --   Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
     4.13   --   Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
     4.14   --   Form of Common Stock Purchase Warrants granted to Pablo A.
                 Guzman, M.D. between April 2, 1998 and November 4, 1999
                 (incorporated by reference to Viragen's Registration
                 Statement on Form S-8 filed May 19, 2000).
     4.15   --   Common Stock Purchase Warrant granted to Dunwoody Brokerage
                 Services, Inc. dated December 28, 1999 (incorporated by
                 reference to Viragen's Registration Statement on Form S-8
                 filed May 19, 2000).
     4.16   --   Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen's
                 Registration Statement on Form S-8 filed May 19, 2000).
     4.17   --   Common Stock Purchase Warrant granted to Cameron Associates,
                 Inc. dated January 17, 2000 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
     4.18   --   Common Stock Purchase Warrant granted to Nassau Securities,
                 Int'l. dated April 17, 2000 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
     4.19   --   Stock Option Agreement between Viragen, Inc. and Gerald
                 Smith dated February 7, 2000 (incorporated by reference to
                 Viragen's Registration Statement on Form S-8 filed May 19,
                 2000).
  (10)      --   Material contracts.
    10.1    --   Research Agreement between the Registrant and Viragen
                 Research Associates Limited Partnership dated December 29,
                 1983 (incorporated by reference to Medicore's S-1, File No.
                 2-89390, dated February 10, 1984 ("Medicore's S-1"), Part
                 II, Item 16(a)(10)(xxxiii)).
    10.2    --   License Agreement between the Registrant and Viragen
                 Research Associates Limited Partnership dated December 29,
                 1983 (incorporated by reference to Medicore's S-1, Part II,
                 Item 16(a)(10)(xxxiv)).
    10.3    --   Royalty Agreement between the Company and Medicore, Inc.
                 dated November 7, 1986 (incorporated by reference to the
                 November 1986 Form 8-K, Item 7(c)(i)).
    10.4    --   Amendment to Royalty Agreement between the Company and
                 Medicore, Inc. dated November 21, 1989 (incorporated by
                 reference to the Company's Current Report on Form 8-K dated
                 December 6, 1989, Item 7(c)(i)).
    10.5    --   Agreement for Sale of Stock between the Company and
                 Cytoferon Corp. dated February 5, 1993 (incorporated by
                 reference to the Company's Current Report on Form 8-K dated
                 February 11, 1993 Item 7(c)(28)).
    10.6    --   Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by
                 reference to the Company's Current Report on Form 8-K dated
                 May 5, 1993, Item 7(c)(28)(i)).

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
    10.7    --   Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by
                 reference to the Company's June 30, 1993 Form 10-K, Part IV,
                 Item 14(a)(10)(xix)).
    10.8    --   Marketing and Management Services Agreement between the
                 Company and Cytoferon Corp. dated August 18, 1993
                 (incorporated by reference to the Company's June 30, 1993
                 Form 10-K, Part IV, Item 14(a)(10)(xxiii)).
    10.9    --   Agreement for Sale of Stock between Cytoferon and the
                 Company dated November 19, 1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item
                 14(a)(10)(xxiv)).
    10.10   --   Amendment No. 1 to Agreement for Sale of Stock with
                 Cytoferon (incorporated by reference to the Company's 1995
                 Form SB-2, Part II, Item 27(10)(xxxii)).
    10.11   --   License and Manufacturing Agreement with Common Services
                 Agency (incorporated by reference to the Company's 1995 Form
                 SB-2, Part II, Item 27(10)(xxxvi)).
    10.12   --   Form of Private Securities Subscription Agreement dated
                 November 27, 1996 and related Registration Rights Agreement and Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K dated February
                 14, 1997).
    10.13   --   Private Securities Subscription Agreement dated February 3,
                 1997 and related Regulation Rights Agreement, Common Stock
                 Purchase Warrant and related agreements (incorporated by
                 reference to the Company's Current Report on Form 8-K dated
                 February 14, 1997).
    10.14   --   Securities Purchase Agreement dated as of December 31, 1996 and related Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated
                 March 6, 1997).
    10.15   --   11 month 10% Promissory Note dated July 1, 1997
                 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997).
    10.16   --   Certificate of Designations, Preferences and Rights of the
                 Series F Convertible Preferred Shares (incorporated by
                 reference to the Company's Current Report on Form 8-K dated
                 August 28, 1997).
    10.17   --   Certificate of Designations, Preferences and Rights of 10%
                 Cumulative Convertible Preferred Stock, Series G
                 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1997).
    10.18   --   Series F Convertible Preferred Stock Exchange Agreement,
                 dated July 23, 1997 (incorporated by reference to the
                 Company's Current Report on Form 8-K dated August 28, 1997).
    10.19   --   Series G Convertible Preferred Stock Exchange Agreement,
                 dated August 27, 1997 (incorporated by reference to the
                 Company's Current Report on Form 8-K dated August 28, 1997).
    10.20   --   10% Promissory Note to Clearwater Fund IV, Ltd.
                 (incorporated by reference to the Company's current Report on Form 8-K dated September 22, 1997, Item 7(c)1).
    10.21   --   Series H Convertible Preferred Stock, Form of Subscription
                 Agreement dated February 17, 1998 and related Registration
                 Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company's Registration Statement on Form
                 S-3 dated April 17, 1998).
    10.22   --   Series I Convertible Preferred Stock, Form of Subscription
                 Agreement dated April 2, 1998 and related Registration
                 Rights Agreement and Common Stock Purchase Warrants
                 (incorporated by reference to the Company's Registration
                 Statement on Form S-3 dated April 17, 1998).
    10.23   --   Cooperation and Supply Agreement between the Company,
                 Viragen Deutschland GmbH and German Red Cross dated March
                 19, 1998 (Certain portions of this exhibit have been
                 redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
    10.24   --   Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (Certain portions of
                 this exhibit have been redacted pursuant to a
                 Confidentiality Request submitted to the Securities and
                 Exchange Commission).
    10.25   --   Agreement between the Company and the American Red Cross
                 dated August 18, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request
                 submitted to the Securities and Exchange Commission).
    10.26   --   Strategic Alliance Agreement between the Company and
                 Inflammatics, Inc. and Inflammatics Inc. Series A
                 Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).
    10.27   --   Common Stock Private Equity Line Subscription Agreement,
                 Registration Rights Agreement, Private Placement Agreement,
                 Placement Agent Warrant and Investor Warrant dated September
                 22, 1998 (incorporated by reference to the Company's Annual
                 Report on Form 10-K for the year ended June 30, 1998).
    10.28   --   Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the
                 Company's Annual Report on Form 10-K/A for the year ended
                 June 30, 1998).
    10.29   --   Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the
                 Company's Annual Report on Form 10-K/A for the year ended
                 June 30, 1998).
    10.30   --   Dennis W. Healey Pledge and Escrow Agreement for 200,000
                 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year
                 ended June 30, 1998).
    10.31   --   Dennis W. Healey Pledge and Escrow Agreement for 50,000
                 shares dated September 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year
                 ended June 30, 1998).
    10.32   --   Southern Health SDN. BHD Option to Purchase Master License
                 dated March 23, 1998.
    10.33   --   Placement Agreement, Placement Agent Warrant and Investor
                 Warrant dated September 22, 1998 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended
                 June 30, 1998).
    10.34   --   Purchase Agreement between the Registrant, the Isosceles
                 Fund and Cefeo Investments Limited dated March 17, 1999
                 (incorporated by reference to Viragen's Amendment No. 1 to
                 Registration Statement on Form S-3 filed on June 21, 1999,
                 File No. 333-75749).
    10.35   --   8% Redeemable Convertible Promissory Note to the Isosceles
                 Fund dated March 17, 1999 (incorporated by reference to
                 Viragen's Form S-3 registration statement filed April 6,
                 1999, File No. 333-75749).
    10.36   --   8% Redeemable Convertible Promissory Note to Cefeo
                 Investments Limited dated March 17, 1999 (incorporated by
                 reference to Viragen's Form S-3 registration statement filed
                 April 6, 1999, File No. 333-75749).
    10.37   --   Common Stock Purchase Warrant issued to the Isosceles Fund dated March 17, 1999 (incorporated by reference to Viragen's
                 Form S-3 registration statement filed April 6, 1999, File
                 No. 333-75749).
    10.38   --   Supply and Distribution Agreement between Viragen and the
                 Adamjee Group of Companies dated November 16, 1998
                 (incorporated by reference to the Viragen (Europe) Ltd.
                 Annual Report on Form 10-K for the year ended June 30,
                 1999).
    10.39   --   Employment Agreement between Viragen and Gerald Smith dated
                 March 1, 1999 (incorporated by reference to Viragen's Annual
                 Report on Form 10-K for the year ended June 30, 1999).
    10.40   --   Employment Agreement between Viragen and Dennis W. Healey
                 dated March 1, 1999 (incorporated by reference to Viragen's
                 Annual Report on Form 10-K for the year ended June 30,
                 1999).

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
    10.41   --   Memorandum of Agreement between the Isosceles Fund and the
                 Company dated March 17, 1999 (incorporated by reference to
                 Viragen's Annual Report on Form 10-K for the year ended June
                 30, 1999).
    10.42   --   Letter of Intent between the Company and Drogsan Healthcare dated July 2, 1999 (incorporated by reference to the Viragen
                 (Europe) Ltd. Annual Report on Form 10-K for the year ended
                 June 30, 1999).
    10.43   --   Common stock and Warrants Agreement. Stock Purchase Warrant and Registration Rights Agreement dated November 24, 1999
                 (incorporated by reference to Viragen's Current Report on
                 Form 8-K dated December 9, 1999).
    10.44   --   Carl N. Singer Promissory Note, Pledge and Escrow Agreement
                 for 50,000 shares dated October 1, 1998 (incorporated by
                 reference to Viragen's Form S-1/A registration statement
                 filed December 22, 1999, File No. 333-75749).
    10.45   --   Peter Fischbein Promissory Note, Pledge and Escrow Agreement
                 for 200,000 shares dated October 8, 1998 (incorporated by
                 reference to Viragen's Form S-1/A registration statement
                 filed December 22, 1999, File No. 333-75749).
    10.46   --   Employment Agreement, Stock Option Agreement between Viragen and Melvin Rothberg dated July 1, 1999 (incorporated by
                 reference to Viragen's Form S-1/A registration statement
                 filed December 22, 1999, File No. 333-75749).
    10.47   --   Employment Agreement, Stock Option Agreement between Viragen
                 (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1,
                 1999 (incorporated by reference to Viragen's Form S-1/A
                 registration statement filed December 22, 1999, File No.
                 333-75749).
    10.48   --   Promissory Note and Mortgage and Security Agreement dated
                 August 10, 1999 (incorporated by reference to Viragen's Form
                 S-1/A registration statement filed December 22, 1999, File
                 No. 333-75749).
    10.49   --   Mortgage and Security Agreement dated November 3, 1999
                 (incorporated by reference to Viragen's Form S-1/A
                 registration statement filed December 22, 1999, File No.
                 333-75749).
  (11)      --   Statement re: computation of per share earnings*
  (21)      --   Subsidiaries of the registrant.*
  (23)      --   Consent of Independent Certified Public Accountants.*
  (27)      --   Financial Data Schedule (for SEC use only).*

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN, INC.

                                          By:       /s/ GERALD SMITH
                                            ------------------------------------
                                                        Gerald Smith
                                             Chairman of the Board of Directors
                                                       and President

Dated: September 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

                 /s/ GERALD SMITH                    Chairman of the Board of        September 26, 2000
---------------------------------------------------    Directors, President and
                   Gerald Smith                        Principal Executive Officer

               /s/ ROBERT H. ZEIGER                  Vice Chairman of the Board      September 26, 2000
---------------------------------------------------
                 Robert H. Zeiger

                /s/ CARL N. SINGER                   Director and Chairman of the    September 26, 2000
---------------------------------------------------    Executive Committee
                  Carl N. Singer

               /s/ DENNIS W. HEALEY                  Executive Vice President,       September 26, 2000
---------------------------------------------------    Treasurer, Principal
                 Dennis W. Healey                      Financial Officer, Director
                                                       and Secretary

               /s/ CHARLES J. SIMONS                 Director                        September 26, 2000
---------------------------------------------------
                 Charles J. Simons

              /s/ PETER D. FISCHBEIN                 Director                        September 26, 2000
---------------------------------------------------
                Peter D. Fischbein

                /s/ SIDNEY DWORKIN                   Director                        September 26, 2000
---------------------------------------------------
                  Sidney Dworkin

              /s/ ROBERT C. SALISBURY                Director                        September 26, 2000
---------------------------------------------------
                Robert C. Salisbury

                /s/ JOSE I. ORTEGA                   Controller and Principal        September 26, 2000
---------------------------------------------------    Accounting Officer
                  Jose I. Ortega

                         VIRAGEN, INC. AND SUBSIDIARIES

                              FORM 10-K -- ITEM 8

                         VIRAGEN, INC. AND SUBSIDIARIES

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:

Report of Independent Certified Public Accountants..........  F-2

Consolidated balance sheets -- June 30, 2000 and 1999.......  F-3

Consolidated statements of operations -- Year ended June 30,
  2000, 1999 and 1998.......................................  F-4

Consolidated statements of stockholders' equity -- Years
  ended June 30, 2000, 1999 and 1998........................  F-5

Consolidated statements of cash flows -- Years ended June
  30, 2000, 1999 and 1998...................................  F-8

Notes to consolidated financial statements..................  F-10

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         VIRAGEN, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          (ERNST & YOUNG SIGNATURE)

Miami, Florida
September 8, 2000

                         VIRAGEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................  $  8,094,448   $  1,055,587
  Prepaid expenses..........................................       418,238        254,057
  Other current assets......................................       294,776        306,433
                                                              ------------   ------------
          Total current assets..............................     8,807,462      1,616,077
Property, Plant and Equipment
  Land, building and improvements...........................     3,557,486      3,492,585
  Equipment and furniture...................................     5,976,641      5,556,106
  Construction in progress..................................        59,026        309,431
                                                              ------------   ------------
                                                                 9,593,153      9,358,122
  Less accumulated depreciation.............................    (4,073,394)    (3,337,807)
                                                              ------------   ------------
                                                                 5,519,759      6,020,315
Investment in unconsolidated company........................        18,767        671,744
Deposits and other assets...................................       103,938        221,218
                                                              ------------   ------------
                                                              $ 14,449,926   $  8,529,354
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  1,061,457   $  1,132,323
  Convertible promissory notes..............................            --      1,929,877
  Accrued expenses and other liabilities....................       616,400        702,209
  Current portion of long-term debt.........................       123,400        142,109
                                                              ------------   ------------
          Total current liabilities.........................     1,801,257      3,906,518
Royalties payable...........................................       107,866        107,866
Long-term debt, less current portion........................       600,106        231,107
Minority interest...........................................        66,772        326,684
Convertible Series I cumulative preferred stock, $1.00 par
  value. Authorized 200 shares; issued and outstanding 11
  shares at June 30, 1999...................................            --        120,920
Put warrants, 100,000 common shares exercisable at $2.75 per
  share through June 20, 2001...............................        58,000             --
Commitments and Contingencies
Stockholders' Equity
  Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and
     outstanding 2,650 shares. Liquidation preference value:
     $10 per share, aggregating $26,500.....................         2,650          2,650
  Common stock, $.01 par value. Authorized 125,000,000 and
     75,000,000 shares at June 30, 2000 and 1999,
     respectively; issued 91,397,402 and 69,913,762 shares
     at June 30, 2000 and 1999, respectively, of which
     845,277 shares are held as treasury stock at June 30,
     2000 and 1999..........................................       913,972        699,135
  Capital in excess of par value............................    75,408,262     55,353,205
  Treasury stock, at cost...................................    (1,277,613)    (1,277,613)
  Accumulated deficit.......................................   (62,837,272)   (50,521,028)
  Accumulated other comprehensive (loss) income.............      (231,213)        46,752
  Notes due from directors..................................      (162,861)      (466,842)
                                                              ------------   ------------
          Total stockholders' equity........................    11,815,925      3,836,259
                                                              ------------   ------------
                                                              $ 14,449,926   $  8,529,354
                                                              ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Income
  Interest and other income.................................  $    170,512   $    374,064   $  1,143,112
                                                              ------------   ------------   ------------
                                                                   170,512        374,064      1,143,112
Costs and Expenses
  Research and development costs............................     4,836,753      5,152,748      4,222,332
  General and administrative expenses.......................     6,066,784      5,528,410      5,580,213
  Equity in losses of unconsolidated company................       652,978        757,256             --
  Interest expense..........................................     1,717,316        574,375        590,867
                                                              ------------   ------------   ------------
                                                                13,273,831     12,012,789     10,393,412
                                                              ------------   ------------   ------------
Loss before minority interest...............................   (13,103,319)   (11,638,725)    (9,250,300)
Minority interest in loss of consolidated subsidiaries......       792,424        987,893      1,394,164
                                                              ------------   ------------   ------------
         NET LOSS...........................................   (12,310,895)   (10,650,832)    (7,856,136)
Deduct required dividends on convertible preferred stock,
  series A..................................................         2,650          2,650          2,823
Deduct required dividends on convertible preferred stock,
  series D..................................................            --             --        169,221
Deduct required dividends on convertible preferred stock,
  series E..................................................            --             --        127,918
Deduct required dividends on convertible preferred stock,
  series F..................................................            --             --        524,416
Deduct required dividends on convertible preferred stock,
  series G..................................................            --             --        708,139
Deduct required dividends on convertible preferred stock,
  series H..................................................            --        676,498        733,681
Deduct required dividends on convertible preferred stock,
  series I..................................................         2,699        322,774        232,154
                                                              ------------   ------------   ------------
LOSS ATTRIBUTABLE TO COMMON STOCK...........................  $(12,316,244)  $(11,652,754)  $(10,354,488)
                                                              ============   ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE, after deduction for
  required dividends on convertible preferred stock.........  $      (0.16)  $      (0.19)  $      (0.21)
                                                              ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES............    78,452,813     60,109,133     50,502,503
                                                              ============   ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                     CAPITAL IN
                                  PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED                EXCESS
                                   STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON      OF PAR
                                  SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK        VALUE
                                  ---------   ---------   ---------   ---------   ---------   ---------   --------   -----------
Balance at July 1, 1997.........   $2,650      $ 7,445      $ 974      $10,200     $ 5,000     $    --    $462,601   $59,995,768
Exercise of compensatory common
 stock options and warrants.....                                                                            2,305        115,583
Compensation expense on stock
 options and warrants...........                                                                                          57,530
Cost of issuance of series H
 preferred stock, net...........                                                                                        (374,520)
Cost of issuance of series I
 preferred stock, net...........                                                                                        (159,689)
Exchange of series B preferred
 stock for a promissory note....                (7,445)                                                               (7,437,555)
Purchase of treasury stock......
Conversion of series C preferred
 stock..........................                             (974)                                          2,814       (554,881)
Conversion of series D preferred
 stock..........................                                        (2,250)                            13,903        (11,653)
Conversion of series E preferred
 stock..........................                                                    (1,000)                 5,060         (4,060)
Exchange of series D preferred
 stock for series F preferred
 stock..........................                                        (7,950)                  7,950
Exchange of series E preferred
 stock for series G preferred
 stock..........................                                                    (4,000)                           (3,996,000)
Conversion of series F preferred
 stock..........................                                                                (5,500)    43,377        (37,877)
Exercise of cash-out option on
 conversion of series F
 preferred stock................                                                                (2,450)               (2,447,550)
Conversion of series G preferred
 stock..........................                                                                            3,511        454,489
Cash dividends on preferred
 stock..........................
Dividends on preferred stock,
 paid in common stock...........                                                                              597         86,558
Accretion of series H and series
 I preferred stock..............
Redemption of series G preferred
 stock..........................
Interest income on director's
 note...........................
Bad debt expense on director's
 note...........................
Foreign currency translation
 adjustment.....................
Unrealized gain on marketable
 securities, available for
 sale...........................
Net loss........................
                                   ------      -------      -----      -------     -------     -------    --------   -----------
Balance at June 30, 1998........   $2,650      $    --      $  --      $    --     $    --     $    --    $534,168   $45,686,143
                                   ======      =======      =====      =======     =======     =======    ========   ===========

                                                              ACCUMULATED
                                                                 OTHER
                                                             COMPREHENSIVE     NOTES
                                  TREASURY    ACCUMULATED       (LOSS)       DUE FROM
                                    STOCK       DEFICIT         INCOME       DIRECTORS
                                  ---------   ------------   -------------   ---------
Balance at July 1, 1997.........  $(699,150)  $(27,802,624)    $262,857      $(101,417)
Exercise of compensatory common
 stock options and warrants.....
Compensation expense on stock
 options and warrants...........
Cost of issuance of series H
 preferred stock, net...........
Cost of issuance of series I
 preferred stock, net...........
Exchange of series B preferred
 stock for a promissory note....               (2,247,748)
Purchase of treasury stock......   (297,391)
Conversion of series C preferred
 stock..........................
Conversion of series D preferred
 stock..........................
Conversion of series E preferred
 stock..........................
Exchange of series D preferred
 stock for series F preferred
 stock..........................
Exchange of series E preferred
 stock for series G preferred
 stock..........................
Conversion of series F preferred
 stock..........................
Exercise of cash-out option on
 conversion of series F
 preferred stock................                 (294,000)
Conversion of series G preferred
 stock..........................
Cash dividends on preferred
 stock..........................                 (521,725)
Dividends on preferred stock,
 paid in common stock...........                  (91,732)
Accretion of series H and series
 I preferred stock..............                 (185,865)
Redemption of series G preferred
 stock..........................                 (625,059)
Interest income on director's
 note...........................                                                (8,500)
Bad debt expense on director's
 note...........................                                               109,917
Foreign currency translation
 adjustment.....................                                 13,612
Unrealized gain on marketable
 securities, available for
 sale...........................                                  8,521
Net loss........................               (7,856,136)
                                  ---------   ------------     --------      ---------
Balance at June 30, 1998........  $(996,541)  $(39,624,889)    $284,990      $      --
                                  =========   ============     ========      =========

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                  PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED                CAPITAL
                                   STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON    IN EXCESS OF
                                  SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK      PAR VALUE
                                  ---------   ---------   ---------   ---------   ---------   ---------   --------   ------------
Balance at June 30, 1998........   $2,650        $--         $--         $--         $--         $--      $534,168   $45,686,143
Consulting fees paid with common
  stock.........................                                                                               250        12,250
Compensation expense on stock
  options and warrants..........                                                                                         369,647
Exercise of compensatory common
  stock options and warrants....                                                                               500        49,500
Exercise of compensatory common
  stock options with promissory
  notes.........................                                                                            11,600       592,900
Exercise of debt and equity
  offering warrants.............                                                                             2,785       200,704
Sale of detachable warrants on
  convertible promissory
  notes.........................                                                                                         344,854
Cost of warrants issued to
  finders on convertible
  promissory notes..............                                                                                          24,078
Private placement of common
  stock.........................                                                                            27,500     1,347,500
Purchase of treasury stock......
Accrued interest income on
  directors' notes..............
Capitalized cost of warrants
  issued for investment in
  unconsolidated company........                                                                                         329,000
Capital contribution to Viragen
  (Europe) Ltd..................                                                                                        (788,641)
Conversion of series H preferred
  stock.........................                                                                            82,556     4,917,444
Conversion of series I preferred
  stock.........................                                                                            32,718     1,857,282
Dividend on series A preferred
  stock.........................
Accretion of series H and series
  I preferred stock.............
Accretion paid in common
  stock.........................                                                                             7,058       410,544
Foreign currency translation
  adjustment....................
Unrealized gain on marketable
  securities, available for
  sale..........................
Net loss........................
                                   ------        --          --          --          --          --       --------   -----------
Balance at June 30, 1999........   $2,650        $--         $--         $--         $--         $--      $699,135   $55,353,205
                                   ======        ==          ==          ==          ==          ==       ========   ===========

                                                                ACCUMULATED
                                                                   OTHER
                                                               COMPREHENSIVE   NOTES DUE
                                   TREASURY     ACCUMULATED       (LOSS)         FROM
                                     STOCK        DEFICIT         INCOME       DIRECTORS
                                  -----------   ------------   -------------   ---------
Balance at June 30, 1998........  $  (996,541)  $(39,624,889)    $ 284,990     $      --
Consulting fees paid with common
  stock.........................
Compensation expense on stock
  options and warrants..........
Exercise of compensatory common
  stock options and warrants....
Exercise of compensatory common
  stock options with promissory
  notes.........................                                                (459,500)
Exercise of debt and equity
  offering warrants.............
Sale of detachable warrants on
  convertible promissory
  notes.........................
Cost of warrants issued to
  finders on convertible
  promissory notes..............
Private placement of common
  stock.........................
Purchase of treasury stock......     (281,072)
Accrued interest income on
  directors' notes..............                                                  (7,342)
Capitalized cost of warrants
  issued for investment in
  unconsolidated company........
Capital contribution to Viragen
  (Europe) Ltd..................
Conversion of series H preferred
  stock.........................
Conversion of series I preferred
  stock.........................
Dividend on series A preferred
  stock.........................                      (2,650)
Accretion of series H and series
  I preferred stock.............                    (242,657)
Accretion paid in common
  stock.........................
Foreign currency translation
  adjustment....................                                  (240,329)
Unrealized gain on marketable
  securities, available for
  sale..........................                                     2,091
Net loss........................                 (10,650,832)
                                  -----------   ------------     ---------     ---------
Balance at June 30, 1999........  $(1,277,613)  $(50,521,028)    $  46,752     $(466,842)
                                  ===========   ============     =========     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES


                                PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED               CAPITAL IN
                                 STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      STOCK,      COMMON    EXCESS OF PAR
                                SERIES A    SERIES B    SERIES C    SERIES D    SERIES E    SERIES F     STOCK         VALUE
                                ---------   ---------   ---------   ---------   ---------   ---------   --------   -------------
Balance at June 30, 1999......   $2,650        $--         $--         $--         $--         $--      $699,135    $55,353,205
Consulting fees paid with
  common stock................                                                                             1,070         85,930
Conversion of convertible
  promissory notes into common
  stock.......................                                                                            61,529      4,054,832
Reset shares issued on 8%
  convertible promissory
  notes.......................                                                                            10,981        686,265
Beneficial conversion rate on
  convertible promissory
  notes.......................                                                                                          440,000
Exercise of compensatory
  common stock options and
  warrants....................                                                                            15,674      1,310,421
Exercise of compensatory
  common stock options with
  promissory notes............                                                                             5,250        269,750
Exercise of debt and equity
  offering warrants...........                                                                            15,286        816,403
Compensation expense on stock
  options and warrants........                                                                                        2,149,654
Sale of detachable warrants on
  convertible promissory notes
  and short-term borrowings...                                                                                          166,250
Private placement of common
  stock, net..................                                                                           102,281     10,485,867
Collections on promissory
  notes issued for common
  stock exercises.............
Dividend on series A preferred
  stock.......................
Capital contribution to
  Viragen (Europe) Ltd........                                                                                         (532,512)
Exercise of subsidiaries'
  common stock options........                                                                                            1,344
Conversion of series I
  preferred stock.............                                                                             2,461        107,539
Accretion of series I
  preferred stock.............
Accretion paid in common
  stock.......................                                                                               305         13,314
Accrued interest income on
  directors' notes............
Foreign currency translation
  adjustment..................
Net loss......................
                                 ------        --          --          --          --          --       --------    -----------
Balance at June 30, 2000......   $2,650        $--         $--         $--         $--         $--      $913,972    $75,408,262
                                 ======        ==          ==          ==          ==          ==       ========    ===========

                                                              ACCUMULATED
                                                                 OTHER
                                                             COMPREHENSIVE   NOTES DUE
                                 TREASURY     ACCUMULATED       (LOSS)         FROM
                                   STOCK        DEFICIT         INCOME       DIRECTORS
                                -----------   ------------   -------------   ---------
Balance at June 30, 1999......  $(1,277,613)  $(50,521,028)    $  46,752     $(466,842)
Consulting fees paid with
  common stock................
Conversion of convertible
  promissory notes into common
  stock.......................
Reset shares issued on 8%
  convertible promissory
  notes.......................
Beneficial conversion rate on
  convertible promissory
  notes.......................
Exercise of compensatory
  common stock options and
  warrants....................
Exercise of compensatory
  common stock options with
  promissory notes............                                                (275,000)
Exercise of debt and equity
  offering warrants...........
Compensation expense on stock
  options and warrants........
Sale of detachable warrants on
  convertible promissory notes
  and short-term borrowings...
Private placement of common
  stock, net..................
Collections on promissory
  notes issued for common
  stock exercises.............                                                 571,500
Dividend on series A preferred
  stock.......................                      (2,650)
Capital contribution to
  Viragen (Europe) Ltd........
Exercise of subsidiaries'
  common stock options........
Conversion of series I
  preferred stock.............
Accretion of series I
  preferred stock.............                      (2,699)
Accretion paid in common
  stock.......................
Accrued interest income on
  directors' notes............                                                   7,481
Foreign currency translation
  adjustment..................                                  (277,965)
Net loss......................                 (12,310,895)
                                -----------   ------------     ---------     ---------
Balance at June 30, 2000......  $(1,277,613)  $(62,837,272)    $(231,213)    $(162,861)
                                ===========   ============     =========     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Net loss....................................................  $(12,310,895)  $(10,650,832)  $ (7,856,136)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................       682,009        635,692        506,934
  Impairment loss recognized on long-lived assets...........       101,859             --             --
  Amortization of discounts on convertible promissory notes
    and short-term borrowings...............................       236,373        274,731             --
  Interest expense on reset shares..........................       697,246             --             --
  Interest expense on beneficial conversion rate of
    convertible promissory notes............................       440,000             --             --
  Consulting fees paid with common stock....................        47,000         12,500             --
  Compensation expense on stock options and warrants........     2,149,654        369,647         57,530
  Minority interest in loss of subsidiary...................      (792,424)      (987,893)    (1,394,164)
  Recovery of bad debts.....................................       (24,630)            --             --
  Bad debt expense..........................................            --         24,630        109,917
  Increase (decrease) relating to operating activities from:
  Prepaid expenses..........................................       (72,759)       (37,566)        73,097
  Other current assets......................................       (43,713)       344,887        198,022
  Investment in unconsolidated company......................       652,977        757,256             --
  Deposits and other assets.................................       223,801        215,977         19,705
  Accounts payable..........................................       (70,866)       302,662       (601,550)
  Accrued expenses and other liabilities....................        88,807         (9,783)       133,663
  Deferred income...........................................            --       (200,000)       200,000
  Notes due from directors..................................         7,481         (7,342)        (8,500)
                                                              ------------   ------------   ------------
         Net cash used in operating activities..............    (7,988,080)    (8,955,434)    (8,561,482)
INVESTING ACTIVITIES
  Additions to property, plant and equipment, net...........      (237,712)      (497,117)    (1,622,817)
  Investment in unconsolidated company......................            --     (1,100,000)            --
  Sale of marketable securities, available-for-sale.........            --      6,108,504     27,347,892
  Purchase of marketable securities, available-for-sale.....            --             --    (14,897,903)
                                                              ------------   ------------   ------------
         Net cash (used in) provided by investing
           activities.......................................      (237,712)     4,511,387     10,827,172
FINANCING ACTIVITIES
  Proceeds from sale of convertible promissory notes, net...     1,772,985      1,516,966             --
  Proceeds from sale of detachable warrants with convertible
    promissory notes and short-term borrowings..............       166,250        344,854             --
  Proceeds from short-term borrowings, net..................       887,740             --             --
  Payments on short-term borrowings.........................      (400,000)            --     (9,720,241)
  Payments on long-term debt................................      (285,937)      (168,977)       (43,374)
  Proceeds from private placements, net.....................    10,588,148      1,375,000             --
  Proceeds from sale of preferred stock series H and I,
    net.....................................................            --             --      6,465,791
  Proceeds from exercise of compensatory common stock
    options and warrants....................................     1,326,095         50,000        117,888
  Collections on promissory notes issued for compensatory
    common stock option exercises...........................       651,500             --             --
  Proceeds from exercise of debt and equity offering
    warrants................................................       831,689        203,489             --
  Preferred dividends paid to preferred stock series A, B,
    D, E, F and G...........................................            --             --       (664,702)
  Refund of capital investment to preferred stock series C
    investors...............................................            --             --     (1,391,198)
  Exercise of cash-out option on conversion of preferred
    stock series F..........................................            --             --     (2,744,000)
  Redemption of redeemable preferred stock series G.........            --             --     (4,167,059)
  Purchase of treasury stock................................            --       (281,072)      (297,391)
  Proceeds from exercise of subsidiaries' common stock
    options.................................................         1,344             --             --
                                                              ------------   ------------   ------------
      Net cash provided by (used in) financing activities...    15,539,814      3,040,260    (12,444,286)
      Effect of exchange rate fluctuations on cash..........      (275,161)      (248,943)        13,612
                                                              ------------   ------------   ------------
  Increase (decrease) in cash and cash equivalents..........     7,038,861     (1,652,730)   (10,164,984)
  Cash and cash equivalents at beginning of period..........     1,055,587      2,708,317     12,873,301
                                                              ------------   ------------   ------------
  Cash and cash equivalents at end of period................  $  8,094,448   $  1,055,587   $  2,708,317
                                                              ============   ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                     YEAR ENDED JUNE 30,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Interest paid..............................................  $   94,446   $  299,644   $  580,271
Income taxes paid..........................................          --           --           --

     During the years ended June 30, 2000, 1999 and 1998, Viragen had the following non-cash investing and financing activities:

                                                                     YEAR ENDED JUNE 30,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Refinancing of short-term borrowings to long-term debt.....  $  600,000   $       --   $       --
Accrued consulting fees paid with common stock.............      40,000           --           --
Conversion of convertible notes and accrued interest into
  common stock.............................................   4,116,361           --           --
Issuance of put warrants for consulting fees...............      58,000           --           --
Conversion of preferred stock into common stock............     110,000    6,890,000      467,724
Accretion paid in common stock.............................      13,619      417,602           --
Preferred dividends paid in common stock...................          --           --       91,732
Exercise of common stock options with promissory notes.....     275,000      604,500           --
Contribution of intercompany balances as capital to Viragen
  (Europe) Ltd.............................................    (532,512)    (788,641)          --
Purchase of insurance with notes payable...................      33,422       94,627      210,147
Equipment acquired through capital leases..................          --        4,809           --
Capitalized cost of warrants issued for investment in
  unconsolidated company...................................          --      329,000           --
Cost of warrants issued to finders on convertible notes....          --       24,078           --
Conversion of preferred stock series B principal and
  accrued dividends to a short-term note payable...........          --           --    9,720,241
Modification of preferred stock series D terms into
  preferred stock series F.................................          --           --        7,950
Modification of preferred stock series E terms into
  redeemable preferred stock series G......................          --           --    4,000,000

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation: Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of immunological products for commercial application. The consolidated financial statements include the parent company and all subsidiaries, including those operating outside the United States of America. All significant transactions between our businesses have been eliminated. We made certain reclassifications to the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

     Financial Instruments: The carrying amount of financial instruments including cash and cash equivalents, accounts payable, and accrued expenses and other liabilities approximate fair value as of June 30, 2000, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2000, based on the current interest rates and repayment terms. The fair value of the put warrants is based on valuation models using current market rates.

     Other Current Assets: Other current assets consisted of the following at June 30, 2000 and 1999:

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Notes receivable............................................  $115,885   $171,123
VAT tax refund receivable...................................   143,104    119,352
Other current assets........................................    35,787     15,958
                                                              --------   --------
                                                              $294,776   $306,433
                                                              ========   ========

                         VIRAGEN, INC. AND SUBSIDIARIES

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life for financial reporting purposes and by using accelerated methods for income tax purposes. The estimated useful lives used for financial reporting purposes are:

Building and improvements...................................  15 - 39 years
Equipment and furniture.....................................   5 - 10 years

     Debt Issued with Stock Purchase Warrants: Viragen accounts for debt issued with stock purchase warrants in accordance with APB 14 -- "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." At June 30, 1999, the $2,000,000 principal in convertible promissory notes is being offset by $70,123 in unamortized discount from the issuance of detachable warrants.

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2000 and 1999:

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Accrued salaries............................................  $ 46,114   $ 24,317
Accrued rent expense........................................   129,249    122,213
Accrued accounting fees.....................................   156,867    114,940
Accrued legal fees..........................................     3,798     36,077
Other accrued expenses......................................   280,372    404,662
                                                              --------   --------
                                                              $616,400   $702,209
                                                              ========   ========

     Sale of Stock by Subsidiaries: Viragen accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

     Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. Viragen translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and records translation adjustments in stockholders' equity. Statement of operations accounts are translated at average rates for the period. Transaction adjustments, which are not material, are recorded in results of operations.

     Research and Development Costs: Viragen accounts for research and development costs in accordance with SFAS No. 2 -- "Accounting for Research and Development Costs." Accordingly, all research and development costs are expensed as incurred.

     Stock Based Compensation: Viragen accounts for stock-based compensation plans under the provisions of APB No. 25 -- "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. We have provided supplemental disclosures as required by the provisions of SFAS No. 123 -- "Accounting for Stock-Based Compensation."

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128 -- "Earnings per Common Share." The effect of convertible debt and equity securities, warrants, and options are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for

                         VIRAGEN, INC. AND SUBSIDIARIES
cumulative preferred dividends, as well as embedded dividends arising from discounted conversion terms on convertible preferred stocks and related warrants.

     Embedded dividends included in loss attributable to common stock during each fiscal year presented are:

                                                                YEAR ENDED JUNE 30,
                                                             --------------------------
PREFERRED STOCK                                              2000     1999       1998
---------------                                              ----   --------   --------
Series A...................................................  $--    $     --   $     --
Series D...................................................   --          --         --
Series E...................................................   --          --         --
Series F...................................................   --          --         --
Series G...................................................   --          --         --
Series H...................................................   --     510,731    586,830
Series I...................................................   --     245,884    193,140

     Comprehensive Loss: SFAS No. 130 -- "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in financial statements. Viragen's comprehensive loss for fiscal years 2000, 1999, and 1998 totaled $12,588,860, $10,889,070 and $7,834,003, respectively.

     Recent Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 -- "Foreign Currency Translation," and supersedes SFAS No. 80 -- "Accounting for Future Contracts," SFAS No. 105 -- "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," SFAS No. 107 -- "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119 "Disclosure about Derivative Financial Instruments." The Financial Accounting Standards Board delayed the effective date of this pronouncement until fiscal years beginning after June 15, 2000. Viragen plans to adopt SFAS No. 133 in fiscal 2001.

     Management believes that the impact of SFAS No. 133 will not be significant to Viragen.

NOTE B.  REDEEMABLE PREFERRED STOCK

  Series G

     In September 1997, Viragen concluded an exchange agreement. As a result, 4,000 of the outstanding shares of the series E preferred stock were exchanged for a like number of series G preferred shares. The terms of the series G preferred stock provided that commencing in September 1997, the holder was limited to converting 667 preferred shares, or $667,000 in principal, per month over a 6 month period. The provisions further provided that we were required to redeem $667,000 per month less the number of series G preferred shares converted during the preceding calendar month. In addition, the holder was restricted from converting into common stock if the market price of our common stock was less than $2.50, subject to adjustment, at the date of the conversion notice. In consideration for the restrictions on conversion, management agreed to increase the dividend rate from 5% for the series E preferred stock to 10% for the series G preferred stock.

     The monthly redemption amount of the series G preferred stock was calculated by dividing the number of shares to be redeemed by the preferential conversion rate of 85%. As a result, the maximum aggregate redemption could have totaled $4,705,882, if all 4,000 shares of series G preferred stock were redeemed by the holder. This cash redemption amount would have been reduced to account for conversions of the preferred

                         VIRAGEN, INC. AND SUBSIDIARIES
shares during the redemption period. All shares of series G preferred stock were redeemed for cash or converted into common stock by February 28, 1998.

  Series H and Series I

     During the third and fourth fiscal quarters of 1998, Viragen closed $7 million in financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998, we received net proceeds of approximately $4,625,000 from the sale of 500 shares of series H convertible preferred stock with an aggregate stated value of $5 million. In April 1998, Viragen received net proceeds of approximately $1,840,000 from the sale of 200 shares of series I convertible preferred stock. We incorporated certain restrictions as part of the series H and series I preferred stock designations which, in the opinion of management, would facilitate a more orderly market relative to the underlying shares of our common stock. The series H and series I preferred stock did not bear dividends although, upon liquidation or conversion, an 8% accretion factor was included in the calculation for purposes of determining the liquidation and conversion amount.

     Neither the series H preferred stock nor the series I preferred stock issuances were convertible until August 19, 1998, the six month anniversary of the Series H closing. The conversion price was the lower of (1) $1.59 per share, and (2) the variable conversion price which was equal to 82% of the market price at the date of conversion. Management retained the right to redeem both issuances of preferred stock at various prices upon receipt of a notice of conversion.

     In addition, the right of conversion was further limited to a maximum of 15% of the aggregate principal amount of the series H and series I preferred stock issued to each holder for each one month period cumulatively to a maximum of not in excess of 25% for any month in the event the holder has converted less than 15% in any of the preceding months.

     Pursuant to the terms of the subscription agreements, the holders of the series H and series I preferred stock also received Nine Month warrants, Twelve Month warrants and Fifteen Month warrants to purchase shares of common stock of Viragen. The number of warrants and exercise price were to be determined at future dates during fiscal 1999.

     During fiscal 1999, Viragen allocated the warrants reserved for the series H and I investors, as follows:

                                                         H INVESTORS   I INVESTORS     TOTAL
                                                         -----------   -----------   ---------
Investor warrants reserved at June 30, 1998............   1,948,052      779,221     2,727,273
Less warrants allocated to investors during fiscal
  1999:
  Nine Month warrants (exercise price = $0.80/share)...     352,627      166,273       518,900
  Twelve Month warrants (exercise price =
     $0.59/share)......................................     193,221      114,406       307,627
  Fifteen Month warrants (exercise price =
     $0.39/share)......................................          --       56,410        56,410
                                                          ---------      -------     ---------
Investor warrants cancelled during fiscal 1999.........   1,402,204      442,132     1,844,336
                                                          =========      =======     =========

     The Nine Month, Twelve Month, and Fifteen Month warrants are exercisable through February 17, 2003. During fiscal 1999, the series H and I investors exercised 189,490 of the Nine Month warrants. They also exercised 88,983 of the Twelve Month warrants during fiscal 1999.

     During fiscal 2000, the series H and I investors exercised 216,469 of the Nine Month warrants. They also exercised 147,457 of the Twelve Month warrants during fiscal 2000. All of the Fifteen Month warrants were exercised during fiscal 2000. At June 30, 2000, there are 112,941 and 71,187 of the Nine Month and Twelve Month warrants outstanding, respectively.

     The series H and series I placement agent received a commission of $490,000 for the placement of the series H preferred stock and H warrants and series I preferred stock and I warrants. In addition, the placement

                         VIRAGEN, INC. AND SUBSIDIARIES
agent received placement agent warrants to purchase an aggregate of 402,052 shares of common stock, which were subsequently transferred to affiliates and employees of the placement agent. The placement agent warrants entitle the holders to exercise those warrants at an exercise price of $1.684 per share at any time between the date of their respective issuances and February 19, 2003; provided that if the date of exercise occurs after February 19, 1999, the exercise price of the placement agent warrants will be the lesser of $1.684 per share or the lowest reset price as calculated on each one year anniversary of the date of issuance during the warrant term. During fiscal 2000, these individuals exercised warrants for 109,064 shares of common stock. The H and I placement agents have 292,988 warrants remaining at June 30, 2000.

NOTE C.  CAPITAL STOCK

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

     The series B preferred stock provided for a cash dividend equal to 5% of the stated value of the series B preferred stock, although management had the option to utilize shares of common stock, under certain conditions, to satisfy the dividend requirement. The investors had the right to convert the series B preferred stock into shares of common stock at a conversion price equal to the lesser of 76.8% of the average market price of Viragen's common stock, as described in the securities purchase agreement, prior to the conversion date, or $8.74. In July 1997, the unconverted series B preferred stock was exchanged for a promissory note in the amount of $9,720,241. The note provided for interest at 10% per annum with principal and interest payable over nine monthly installments commencing in October 1997.

     The note could be prepaid without penalty and was not convertible into common stock. The principal value of the note was comprised of the following components:

Principal balance...........................................  $7,445,000
Beneficial conversion feature (($7.445 million/76.81%) minus
  $7.445 million)...........................................   2,247,748
Preferred dividends earned (6/8/97 - 7/1/97)................      27,493
                                                              ----------
                                                              $9,720,241
                                                              ==========

     The note was paid-in-full in April 1998.

                         VIRAGEN, INC. AND SUBSIDIARIES

  Series C

     In December 1996, Viragen issued 5,000 shares of its series C convertible preferred stock in consideration for $4,740,923, net of issuance costs totaling $259,077. The purchases were made by Strome Hedgecap Limited, Strome Offshore Limited, Strome Partners, L.P. and Strome Susskind Hedgecap, L.P., pursuant to separate securities purchase agreements. In addition, warrants to purchase an aggregate of 214,593 shares of common stock, exercisable at $2.00 per share on or prior to December 9, 1999, were issued to the purchasers of the series C preferred stock. All of the warrants expired during fiscal 2000.

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

     In July 1997, the holders of the series C preferred stock agreed to modify their conversion price and limit conversions of their remaining 974 shares over a two month period. The modified conversion price was the lower of (1) $2.20 per share or (2) the average closing price of Viragen's common stock over the five day period ending the day prior to the notice of conversion. The terms addressing conversions below $3.46 contained in the original agreement were not modified. As a result, we were committed to refund a minimum of $354,694 to the series C purchasers, upon conversion of the remaining series C preferred stock. The refund amount would increase if conversions occurred below $2.20. All shares of series C preferred stock were converted into common stock by December 31, 1997. During fiscal 1998, we paid $1,391,198 in capital refunds to the series C purchasers. Of the total refunds, $553,041 were related to conversions, occurring under the modified terms, during fiscal 1998. The balance of $838,157 related to conversions, under the original terms, during fiscal 1997.

  Series D and Series F

     In February 1997, Viragen issued 15,000 shares of its 6% series D convertible preferred stock to P.R.I.F., L.P. in consideration for $14,050,349, net of issuance costs totaling $949,651. The series D preferred sock was convertible into a number of shares of common stock determined by dividing the five day trading average price of our common stock prior to conversion, discounted by 18%, into the stated value of the preferred shares being converted. In connection with the issuance of the series D preferred stock, we also issued 375,000 common stock purchase warrants, exercisable at $6.00 per share. All of the warrants expired on June 30, 1998.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

COMMON STOCK

     During May 1999, Viragen completed a private placement for the sale of 2,750,000 shares of common stock. The common shares were sold to three accredited investors at $0.50 per share. Viragen received proceeds of $1,375,000 from the sale of these shares. During October 1999, Viragen issued the finder 37,500 shares of common stock for identifying the three investors.

     On August 13, 1999, following shareholder approval, the board of directors elected to increase the authorized common shares up to 125,000,000 shares.

     On November 24, 1999, Viragen entered into a common stock and warrants purchase agreement with:

     - AMRO International, S.A.,
     - Markham Holdings, Limited, and
     - Tashdale Ltd.

The agreement was for gross proceeds of $2.5 million. Viragen issued, in three tranches between November 24, 1999 and February 11, 2000, an aggregate 4,600,000 shares of common stock and warrants to purchase 375,000 shares of common stock. The warrants are exercisable at $1.15 per share and expire on November 30, 2002. We entered into this financing under Regulation S of the Securities Act of 1933.

     In connection with this transaction, Viragen paid a fee of 7% of the amount invested to AMRO International in consideration of locating the other two investors, as well as other issuance costs. Total costs approximated $247,000. Net proceeds from this transaction totalled $2,253,000.

     AMRO International also received warrants to purchase 125,000 shares of common stock. The warrants are exercisable at $1.15 per share through November 30, 2002. During fiscal 2000, the finder exercised 15,000 of these warrants.

     In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and June 30, 2000, we have raised approximately $8,335,000 in additional capital, net of a 7% finders fee and other issuance costs amounting to approximately $590,000, under the shelf registration. We issued an aggregate of 5,590,528 common shares, as a result of this financing activity. We also issued warrants, to the investors and to the finders, to purchase an aggregate 336,448 common shares. These warrants are exercisable at prices ranging between $1.70 and $2.55 per share, through June 2003.

     Active Investors Ltd. II, an investment fund managed by Carl N. Singer through Fundamental Management Corporation, has participated as an investor under the shelf registration. Mr. Singer is a director of Viragen and the chairman of its executive committee. Robert C. Salisbury, also a director of Viragen, and member if its audit and finance committee and its compensation committee, is a director and investor in Fundamental Management Corporation. Charles J. Simons, a director of Viragen and the chairman of its audit and finance committee and its compensation committee, is an investor in Active Investors Ltd. II.

                         VIRAGEN, INC. AND SUBSIDIARIES

Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock, as part of the above financing activity. We did not pay any finders fees on the investment by Active Investors Ltd. II. Also, no warrants were issued in this transaction.

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

     Viragen's 1997 stock option plan, adopted during February 1997, authorized the grant of options to officers, directors, employees and consultants for up to 3,000,000 shares of common stock. In April 1998, the 1997 stock option plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

     At June 30, 2000, 802,200 shares and 307,300 shares remain available under the 1995 and the 1997 stock option plans, respectively.

STOCK BASED COMPENSATION

     Viragen has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, Viragen recognized compensation expense in the amount of $940,800, $172,000, and $-0- in 2000, 1999, and 1998, respectively, because the exercise price of a portion of the company's employee stock options was less than the market price of the underlying stock on the date of grant. During 2000, 1999 and 1998, we recognized approximately $1,209,000, $199,000, and $58,000, respectively, in compensation expense on warrants granted to consultants pursuant to SFAS 123.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option within a range of 1 to 15 years; risk-free interest rates within a range of 4.00% to 6.40%; and a volatility factor of the expected market price of Viragen's common stock of 0.98, 0.77, and 0.75 for 2000, 1999 and 1998, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Viragen's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and warrants.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Based on calculations using a Black-Scholes option valuation model, the weighted average grant date fair value of options was $0.80, $0.57, and $1.10 in fiscal 2000, 1999 and 1998, respectively. The pro forma impact on Viragen's net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

                                                   2000           1999           1998
                                               ------------   ------------   ------------
Pro forma net loss...........................  $(12,484,278)  $(11,122,679)  $ (8,897,455)
Pro forma loss attributable to common
  stock......................................   (12,489,627)   (12,124,601)   (11,395,807)
Pro forma loss per common share..............         (0.16)         (0.20)         (0.23)

     A summary of Viragen's stock option activity, and related information for the years ended June 30, follows:

                                    NUMBER OF    WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
                                     OPTIONS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                    ----------   ----------------   -----------   ----------------
Outstanding at July 1, 1997.......   7,895,500        $1.59          6,443,167         $1.51
  Granted.........................     417,500         2.08
  Exercised.......................    (100,000)        0.50
  Cancelled.......................          --           --
                                    ----------
Outstanding at June 30, 1998......   8,213,000         1.62          7,379,500          1.54
  Granted.........................      94,000         1.00
  Exercised.......................  (1,210,000)        0.54
  Cancelled.......................     (33,500)        2.21
                                    ----------
Outstanding at June 30, 1999......   7,063,500         1.79          6,896,500          1.79
  Granted.........................     740,000         1.25
  Exercised.......................  (1,651,100)        0.82
  Cancelled.......................    (154,000)        1.00
                                    ----------
Outstanding at June 30, 2000......   5,998,400        $2.02          5,599,199         $2.08
                                    ==========

     The following table summarizes information about stock options outstanding at June 30, 2000:

                                     STOCK OPTIONS OUTSTANDING
                          -----------------------------------------------
                                      WEIGHTED AVERAGE                       STOCK OPTIONS EXERCISABLE
                                         REMAINING                          ----------------------------
                          NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$0.30 - $0.50.........    1,305,000         2.57              $0.50         1,305,000        $0.50
$0.61 - $1.00.........    1,005,400         2.98               0.84           686,666         0.94
$1.31 - $2.00.........      633,500         3.06               1.80           619,700         1.80
$2.06 - $2.79.........      908,000         2.85               2.43           908,000         2.43
$3.06 - $3.22.........    1,757,500         1.67               3.22         1,757,500         3.22
$3.69 - $4.13.........      377,000         2.64               4.01           310,333         4.07
$7.13.................       12,000         2.58               7.13            12,000         7.13
                          ---------                                         ---------
$0.30 - $7.13.........    5,998,400         2.47              $2.02         5,599,199        $2.08
                          =========                                         =========

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen's warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

                                     NUMBER OF   WEIGHTED AVERAGE    WARRANTS     WEIGHTED AVERAGE
                                     WARRANTS     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                     ---------   ----------------   -----------   ----------------
Outstanding at July 1, 1997........    746,321        $0.87            734,321         $0.84
  Granted..........................     32,000         1.00
  Exercised........................   (130,565)        0.52
  Cancelled........................    (12,500)        0.80
                                     ---------
Outstanding at June 30, 1998.......    635,256         1.06            635,256          1.06
  Granted..........................  1,500,000         3.67
  Exercised........................         --           --
  Cancelled........................   (305,000)        1.26
                                     ---------
Outstanding at June 30, 1999.......  1,830,256         3.12            405,256          1.26
  Granted..........................    809,500         1.24
  Exercised........................   (441,256)        0.54
  Cancelled........................         --           --
                                     ---------
Outstanding at June 30, 2000.......  2,198,500        $2.94          1,226,280         $1.38
                                     =========

     The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2000:

                                    STOCK WARRANTS OUTSTANDING
                          -----------------------------------------------
                                      WEIGHTED AVERAGE                       STOCK WARRANTS EXERCISABLE
                                         REMAINING                          ----------------------------
                          NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  WARRANTS        (YEARS)         EXERCISE PRICE    WARRANTS     EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$0.50 - $0.86.........      618,500         1.79              $ 0.53          296,280        $0.56
$1.00 - $1.44.........      668,000         3.91                1.08          568,000         1.03
$1.78 - $2.75.........      412,000         2.78                2.05          312,000         2.13
$5.50 - $7.50.........      150,000        13.12                6.83           50,000         5.50
$9.00 - $11.00........      350,000        13.12               10.14               --           --
                          ---------                                         ---------
$0.50 - $11.00........    2,198,500         5.20              $ 2.94        1,226,280        $1.38
                          =========                                         =========

     The weighted-average fair values of each Viragen warrant granted in fiscal 2000, 1999 and 1998 were $0.63, $1.00, and $1.52, respectively.

     Viragen's majority owned subsidiary, Viragen (Europe) Ltd., has also granted stock options to one of its officers. The fair value of Viragen (Europe) options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 5.69% and 6.09% for 2000 and 1998, respectively; volatility factors of the expected market price of Viragen (Europe)'s common stock of 1.250 and 0.723 for 2000 and 1998, respectively; and an expected life of the options of 3 years. The weighted average fair values of the Viragen (Europe) options granted in fiscal 2000 and 1998 were $0.68 and $2.97 per share, respectively.

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen (Europe)'s stock option and warrant activity, and related information for the years ended June 30, follows:

                                     NUMBER OF                       OPTIONS AND
                                    OPTIONS AND   WEIGHTED AVERAGE    WARRANTS     WEIGHTED AVERAGE
                                     WARRANTS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                    -----------   ----------------   -----------   ----------------
Outstanding at July 1, 1997.......     50,000          $7.00            50,000          $7.00
  Granted.........................     75,000           5.72
  Exercised.......................         --             --
  Cancelled.......................         --             --
                                      -------
Outstanding at June 30, 1998......    125,000           6.23            50,000           7.00
  Granted.........................         --             --
  Exercised.......................         --             --
  Cancelled.......................         --             --
                                      -------
Outstanding at June 30, 1999......    125,000           6.23            87,500           6.45
  Granted.........................    216,500           0.95
  Exercised.......................     (1,600)          0.84
  Cancelled.......................     (2,000)          0.84
                                      -------
Outstanding at June 30, 2000......    337,900          $2.90           246,000          $3.68
                                      =======

     The following table summarizes information about Viragen (Europe)'s stock options and warrants outstanding at June 30, 2000:

                                                                                    STOCK OPTIONS AND
                               STOCK OPTIONS AND WARRANTS OUTSTANDING              WARRANTS EXERCISABLE
                          -------------------------------------------------   ------------------------------
                                        WEIGHTED AVERAGE
                           NUMBER OF       REMAINING                           NUMBER OF
                          OPTIONS AND   CONTRACTUAL LIFE   WEIGHTED AVERAGE   OPTIONS AND   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   WARRANTS         (YEARS)         EXERCISE PRICE     WARRANTS      EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.84 - $1.19.........      212,900           5.10              $0.95           121,000          $1.04
$5.72 - $7.00.........      125,000           2.70               6.23           125,000           6.23
                            -------                                             -------
$0.84 - $7.00.........      337,900           4.19              $2.90           246,000          $3.68
                            =======                                             =======

     Viragen's majority owned subsidiary, Viragen U.S.A., Inc., has also granted stock options to certain officers and employees. The fair value of Viragen U.S.A. options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option granted, during fiscal 1998: dividend yield of zero percent; risk-free interest rate of 5.75%; volatility factor of 0.765; and an expected life of the option of 3 years.

     The weighted average fair value of the Viragen U.S.A. option granted in fiscal 1998 was $0.05.

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen U.S.A.'s stock option activity, and related information for the years ended June 30 follows:

                                                      WEIGHTED
                                      NUMBER OF   AVERAGE EXERCISE     OPTIONS     WEIGHTED AVERAGE
                                       OPTIONS         PRICE         EXERCISABLE    EXERCISE PRICE
                                      ---------   ----------------   -----------   ----------------
Outstanding at July 1, 1997.........        --         $  --               --           $  --
  Granted...........................   125,000          0.22
  Exercised.........................        --            --
  Cancelled.........................        --            --
                                      --------
Outstanding at June 30, 1998........   125,000          0.22               --              --
  Granted...........................        --            --
  Exercised.........................        --            --
  Cancelled.........................        --            --
                                      --------
Outstanding at June 30, 1999........   125,000          0.22           50,000            0.22
  Granted...........................        --            --
  Exercised.........................        --            --
  Cancelled.........................  (125,000)         0.22
                                      --------
Outstanding at June 30, 2000........        --         $  --               --           $  --
                                      ========

COMMON SHARES RESERVED

     Shares of our common stock reserved at June 30, 2000 for possible future issuance are as follows:

Convertible preferred stock, series A.......................     11,289
Officers and directors options (exercisable through March
  2007).....................................................  5,467,000
Employee option plans (exercisable through August 2006).....    531,400
Consultant warrants (exercisable through August 2013).......  2,198,500
Debt and equity offering warrants (exercisable through
  October 2004).............................................  1,398,564
                                                              ---------
                                                              9,606,753
                                                              =========

NOTE D.  PUT WARRANTS

     During fiscal 2000, Viragen issued to a consultant warrants to purchase 100,000 common shares at $2.75 per share. The consultant can put the underlying shares to Viragen, upon exercise of the warrants. The warrants are exercisable through June 2001.

     In accordance with Accounting Series Release 268, the put warrants have been classified as temporary capital on the balance sheet. We valued the put warrants at $58,000 using a Black-Scholes valuation model.

NOTE E.  INVESTMENT IN UNCONSOLIDATED COMPANY

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

     Under the terms of the Inflammatics agreement, Viragen made an initial investment in the form of series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of common stock at prices ranging between $1.00 and $1.78 per share. Viragen further obtained two options to

                         VIRAGEN, INC. AND SUBSIDIARIES
acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to management's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of common stock, the issuance of 300,000 commons stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding, subject to management's further evaluation of clinical trial results, provides for the issuance of an additional 2,000,000 shares of common stock in exchange for an additional 33.3% equity interest. During the fourth quarter of fiscal 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who have received LeukoVAX and those who have not. We are still evaluating the results reflected in the Phase I/II data and have not yet reached a decision regarding additional funding, if any.

     The investment in Inflammatics was capitalized at $1,429,000, which consisted of the $1,000,000 paid to Inflammatics, a $100,000 finders fee paid to Sumitomo Bank, and $329,000 in costs associated with the warrants issued, which were valued using a Black-Scholes valuation model.

     Viragen recognized approximately $653,000 and $757,000 in losses related to its investment in Inflammatics, Inc. during the fiscal years ended June 30, 2000 and 1999, respectively. These losses reflect 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The losses also include the amortization of the capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

NOTE F.  CONVERTIBLE PROMISSORY NOTES WITH DETACHABLE WARRANTS

     On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited, which was subsequently amended on June 16, 1999. Under the purchase agreement, we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 with detachable warrants to purchase 932,039 shares of our commons stock. Viragen received $1,861,820 from the issuance of the convertible notes and detachable warrants. The proceeds were net of $138,180 paid as finders' fees. As required by APB No. 14 -- "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we recorded the value of the detachable warrants as a discount on principal. We valued the warrants at $344,854 using a Black-Scholes valuation model.

     One-half of the principal balance, which accrued interest at a rate of 8% annually, and accrued interest on the related principal converted automatically into 2,049,533 shares of our common stock on July 7, 1999. In addition, the remaining one-half of the principal balance and accrued interest on the notes converted automatically into 2,062,685 shares of our common stock on August 6, 1999. The conversion price was $0.50 per common share.

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

     On August 6, 1999, Isosceles and Cefeo received an aggregate amount of 546,990 additional common shares, based on the first re-set calculation. These shares were issued using a future price of $0.61 per share. On September 5, 1999, Isosceles and Cefeo received an aggregate amount of 551,203 additional common

                         VIRAGEN, INC. AND SUBSIDIARIES
shares, based on the second re-set calculation. These shares were issued using a future price of $0.62 per share. Viragen recognized approximately $700,000 in interest expense, as a result of issuing these additional shares.

     The warrants issued to Isosceles and Cefeo to purchase an aggregate of 932,039 shares of our common stock were exercisable until March 17, 2004 with an exercise price of $.50 per share. Isosceles and Cefeo exercised all of their warrants during fiscal 2000.

     We also issued warrants to purchase an aggregate of up to 155,339 shares of our common stock at $.773 per share to certain parties in consideration for introducing Viragen to Isosceles and Cefeo. The warrants issued were exercisable currently until March 17, 2004. As we did not pre-pay the notes issued to Isosceles and Cefeo before July 7, 1999, one-half of these warrants were returned to Viragen. The remaining 77,670 warrants were exercised during fiscal 2000.

     Events of default, on our obligations to Isosceles and Cefeo, included: default under the promissory notes, failure to maintain effectiveness of our registration under the Securities Act of 1933, delisting our stock from NASDAQ (which occurred), and failure to have our registration statement become effective by July 7, 1999 (which occurred).

     Because the related registration statement (File No. 333-75749) was not effective by July 7, 1999, we began incurring $40,000 in penalties per month, until the registration statement became effective on February 11, 2000. We incurred $332,000 in penalties in that time. The penalties were paid during March 2000.

     On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Carl N. Singer through Fundamental Management Corporation. Mr. Singer is a director of Viragen and the chairman of its executive committee. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 9.5% per annum. The principal and accrued interest were payable on February 17, 2001. Robert C. Salisbury, also a director of Viragen and member of its audit and finance committee and its compensation committee, is a director and investor in Fundamental Management Corporation. Charles J. Simons, a director of Viragen and the chairman of its audit and finance committee and its compensation committee, is an investor in Active Investors Ltd. II. Under the subscription agreement, Active Investors Ltd. II also received warrants to purchase 100,000 common shares. The warrants are exercisable at $2.00 per share through February 17, 2003. We valued the warrants at $56,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the convertible promissory note, as required by APB No. 14.

     Active Investors Ltd. II could elect to convert the unpaid principal and interest, at any time, into common shares. Viragen recognized $220,000 in additional interest expense, due to a beneficial conversion rate on the promissory note. The conversion rate was discounted 18% from the current market price of our common stock. Active Investors Ltd. II elected to convert the entire principal balance and accrued interest of $35,400 into 1,015,716 common shares, on June 30, 2000.

     On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 8% per annum. The principal and accrued interest were payable on March 1, 2001. Viragen paid $70,000 for placement fees and expenses on the transaction. Under the subscription agreement, AMRO International also received warrants to purchase 100,000 common shares. The warrants are exercisable at $1.72 per share through March 1, 2004. We valued the warrants at $96,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the loan, as required by APB No. 14.

                         VIRAGEN, INC. AND SUBSIDIARIES

     AMRO International could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. Viragen recognized another $220,000 in additional interest expense, due to a beneficial conversion rate on the promissory note. The conversion rate was discounted 18% from the current market price of our common stock. On June 20, 2000, AMRO International elected to convert the entire principal balance and accrued interest of $24,900 into 1,024,899 common shares.

NOTE G.  SHORT-TERM BORROWINGS

     On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. We were required to pay interest on the promissory note in eleven monthly installments, which began on September 10, 1999. Interest was calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate was adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest were due on July 10, 2000. On June 16, 2000, we refinanced this note to be paid over five years.

     On November 3, 1999, Viragen secured a $400,000 short-term loan by pledging its domestic scientific equipment and a second mortgage on our Florida based research facility as collateral. We paid interest on the promissory note in 6 monthly installments, beginning on December 3, 1999. Interest was calculated at the rate of 12% per annum. The principal balance of $400,000 plus any unpaid interest was due on May 3, 2000. The lender also received 25,000 detachable warrants exercisable at $0.95 per share through October 31, 2004. We valued the warrants at $14,250 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the promissory note, as required by APB No. 14. The note and accrued interest were paid in full on April 21, 2000.

     On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit. Interest is payable monthly at the prime rate, as quoted by The Wall Street Journal. The interest rate will be adjusted daily. The outstanding principal plus unpaid interest is payable on May 15, 2001. Viragen has not borrowed any funds through September 15, 2000.

NOTE H.  LONG-TERM DEBT

     Long-term debt at June 30, 2000 and 1999 is as follows:

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Mortgage note payable secured by Florida-based research
  facility. Payable in monthly installments of $2,500 plus
  accrued interest. The remaining principal and accrued
  interest are payable on June 16, 2005. Interest rate is
  based on prime rate +1% and is to be adjusted on a daily
  basis.....................................................  $ 600,000   $      --
Notes payable resulting from purchase of insurance. Notes
  range in term up to 36 months, with interest rates ranging
  from 7.00% to 10.75%......................................    105,723     187,170
Unsecured loan from Scotland Regional Development Authority.
  Payable quarterly over 20 years, with an effective
  interest rate of 11.00%. Note matures on August 28,
  2017......................................................      9,494     139,852
Capital lease obligations resulting from acquisition of
  equipment, with a cost totaling $217,939 capitalized from
  three to five years.......................................      8,289      46,194
                                                              ---------   ---------
                                                                723,506     373,216
Less current portion........................................   (123,400)   (142,109)
                                                              ---------   ---------
                                                              $ 600,106   $ 231,107
                                                              =========   =========

                         VIRAGEN, INC. AND SUBSIDIARIES

     Scheduled maturities of long-term debt at June 30, 2000 are: 2001 -- $123,400; 2002 -- $60,106; 2003 -- $30,000; 2004 -- $30,000; and 2005 and
thereafter -- $480,000.

NOTE I.  INCOME TAXES

     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen (Europe) Ltd.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen's deferred tax liabilities and assets as of June 30, 2000 and 1999 are as follows:

                                                                     JUNE 30,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
Deferred tax liabilities
  Tax over book depreciation..............................  $     57,000   $    137,000
  Prepaid expenses and other..............................       174,000         21,000
                                                            ------------   ------------
          Total deferred tax liabilities..................       231,000        158,000
Deferred tax assets
  Net operating loss carryforwards........................    13,405,000     11,782,000
  Research and development credit.........................       645,000        622,000
  Deferred compensation...................................     1,069,000        205,000
  Other...................................................       204,000        308,000
                                                            ------------   ------------
          Total deferred tax assets.......................    15,323,000     12,917,000
  Valuation allowance for deferred tax assets.............   (15,092,000)   (12,759,000)
                                                            ------------   ------------
                                                                 231,000        158,000
                                                            ------------   ------------
          Net deferred taxes..............................  $         --   $         --
                                                            ============   ============

The change in the valuation allowance was a net increase of $2,333,000 for the year ended June 30, 2000.

     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which will cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

Viragen has net operating loss and tax credit carryforwards, with expiration dates, as follows:

  NET OPERATING
     LOSSES          TAX CREDITS      EXPIRATION
  -------------      -----------      -----------
   $    82,000        $ 13,000           2001
     2,785,000         132,000        2002 - 2003
     3,126,000              --        2004 - 2006
    29,630,000         500,000        2007 - 2020
   -----------        --------
   $35,623,000        $645,000
   ===========        ========

     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

                         VIRAGEN, INC. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen's net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Tax at U.S. statutory rate.............................    (34.00)%  (34.00)%  (34.00)%
State taxes, net of federal benefit....................     (3.63)    (3.63)    (3.63)
Non-deductible items...................................      1.08      0.18     (2.89)
Change in valuation allowance..........................     34.45     34.21     40.00
Other..................................................      2.10      3.24      0.52
                                                           ------    ------    ------
                                                               --%       --%       --%
                                                           ======    ======    ======

     Viragen (Europe) Ltd. was included in Viragen's consolidated federal and state income tax returns for the period December 8, 1995 through March 15, 1996, when Viragen, Inc.'s percentage ownership of Viragen (Europe) Ltd. exceeded 80%. Even though Viragen's ownership percentage of Viragen (Europe) exceeds 80% again as of December 31, 1998, Viragen (Europe) will continue filing separate income tax returns. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen (Europe), files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, also a wholly-owned subsidiary of Viragen (Europe), files separate income tax returns in Germany.

     Deferred tax assets of Viragen (Europe)'s U.S. operations at June 30, 2000 and 1999 are as follows:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
Total deferred tax assets...................................  $ 1,077,000   $ 993,000
Valuation allowance for deferred tax assets.................   (1,077,000)   (993,000)
                                                              -----------   ---------
                                                              $        --   $      --
                                                              ===========   =========

     At June 30, 2000, Viragen (Europe) has net operating losses totaling approximately $2,825,000, expiring between 2003 and 2020. Viragen (Scotland) has approximately $16,300,000 in net operating losses available to carry-forward at June 30, 2000.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                           YEAR ENDED JUNE 30,
                                                -----------------------------------------
                                                    2000           1999          1998
                                                ------------   ------------   -----------
U.S...........................................  $ (6,160,927)  $ (6,048,656)  $(3,615,140)
Foreign.......................................    (6,149,968)    (4,602,176)   (4,240,996)
                                                ------------   ------------   -----------
                                                $(12,310,895)  $(10,650,832)  $(7,856,136)
                                                ============   ============   ===========

NOTE J.  TRANSACTIONS WITH RELATED PARTIES

     In June 1996, Viragen loaned $50,000 to a now-former employee. The promissory note is for a term of five years with an annual interest rate of 6.48%. Interest is to be paid semi-annually with the principal balance and unpaid interest payable on the fifth anniversary of the note. Management had reserved approximately $25,000 of the principal balance as uncollectable at June 30, 1999. The entire principal balance of $50,000 plus unpaid interest were collected during March 2000.

     In April 1997, we loaned $100,000 to one of Viragen's directors. The secured promissory note was for a term of one year with the principal and interest payable upon maturity. The note bears interest at 8.50% per annum. In April 1998, the director defaulted on the note. Management is unable to ascertain the amounts, if

                         VIRAGEN, INC. AND SUBSIDIARIES
any, which could ultimately be realized on the promissory note. Accordingly, the entire amount due under the note with related accrued interest of approximately $10,000 was been written-off as uncollectable on June 30, 1998. Management is continuing to pursue collection efforts relative to this transaction.

     On July 31, 1998, we held our 1997 annual shareholders meeting. Certain directors did not seek re-election to serve as directors of the company. In appreciation of their past service, Viragen waived the requirement to exercise outstanding stock options within 90 days of their last day as directors. All outstanding stock options will expire under their normal terms. We recognized approximately $199,000 in compensation expense upon waiving the 90-day expiration clause.

     During fiscal 1999, certain directors and a former officer exercised 1,160,000 options to purchase common stock at prices ranging between $0.30 and $1.19 per share. The options were exercised through the issuance of promissory notes payable to Viragen with related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 5.06% and 5.47%, payable semi-annually and are secured by the underlying common stock purchased. The shares are being held in escrow pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. During fiscal 2000, Viragen collected $339,000 in related principal payments. Viragen released 650,000 shares from escrow upon receipt of the payments.

     During January 2000, we contracted Cameron Associates, Inc. to act as an investor relations consultant. Cameron Associates receives $6,000 per month as compensation for their services. They also received warrants to purchase 100,000 common shares of Viragen at $1.17 per share through January 2005. Carl N. Singer, a director of Viragen, serves as a director on Cameron Associates' board of directors. He is also a minority stockholder of Cameron Associates.

     On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock, which had been granted to Gerald Smith, Viragen's president, during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of approximately $941,000 relating to this modification.

     During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. The Active Investors II fund is managed through Fundamental Management Corporation, a Florida-based institutional fund. Mr. Carl N. Singer, a director of Viragen and chairman of its executive committee, serves as the chairman of Fundamental Management Corporation. Mr. Robert C. Salisbury, a director of Viragen, also serves as a director and investor in Fundamental Management Corporation. Mr. Charles J. Simons, a director of Viragen, is an investor in the Active Investors II fund.

     During fiscal 2000, certain directors and an officer exercised 525,000 options to purchase common stock at prices ranging between $0.50 and $0.63 per share. The options were exercised through the issuance of promissory notes payable to Viragen with related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 6.46% and 6.69%, payable semi-annually and are secured by the underlying common stock purchased. The shares are being held in escrow pending payment of the related notes, pursuant to the provisions of the pledge and escrow agreements. During fiscal 2000, Viragen collected $262,500 in related principal payments. Viragen released 500,000 shares from escrow upon receipt of the payments.

NOTE K.  COST REDUCTION PLAN

     During fiscal 1999, Viragen began implementing a cost-reduction plan targeted to reduce domestic research costs. These changes in operations reflected our shift from developing our product in our domestic laboratories to scale-up development and clinical research in our European facility. We closed our Florida-based research facility during November 1999, and consolidated these operations in our Scottish facility.

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     Viragen recognized no exit costs, because the criteria for recognizing exit costs, as specified in EITF 94-3, was not met. Personnel reductions came from the elimination of positions where employment agreements had expired. Accordingly, these individuals did not receive severance pay.

     Upon termination of research activities in our domestic facility, equipment considered to be useful to our Scottish operations was transferred to our Scottish facility, where it is being used in continuing research activity, as well as manufacturing and quality assurance operations.

     At June 30, 2000, Viragen recognized a loss totaling $101,859 due to impairment of some of our long-lived plant equipment and furniture held for sale. This loss is included in general and administrative expenses in the statements of operations. These items had been used in the Florida-based research facility. We are not aware of any other impairment, and accordingly, have not recognized any additional losses due to impairment on our other long-lived assets.

     At June 30, 2000, long-lived assets with a net book value totaling $441,260, as adjusted, were held for sale. These assets and their related net book values were:

Land, building and improvements.............................  $421,260
Equipment and furniture.....................................    20,000
                                                              --------
                                                              $441,260
                                                              ========

     On August 15, 2000, Viragen completed the sale of its Florida-based research facility. The land, building and related improvements were sold for $760,000. A gain on the sale of the facility, totaling approximately $300,000, will be recognized during the first quarter of fiscal 2001. The related mortgage note was paid in full at the time of the sale. Plant equipment and furniture identified for disposal were also sold for the highest bid, during August 2000.

NOTE L.  LICENSE AND MANUFACTURING AGREEMENTS

     Through a fifteen-year license agreement granted by Viragen, Viragen (Europe) Ltd. and its wholly-owned subsidiary, Viragen (Scotland) Ltd., secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte-derived interferon for various diseases that affect the human immune system. With these rights, on July 20, 1995, Viragen (Scotland) entered into a license and manufacturing agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Service. This agreement provides that the Transfusion Service, on behalf of Viragen (Scotland), will manufacture and supply Viragen (Scotland)'s product to Viragen (Scotland) for distribution in the European Union in return for certain fees. It was considered critical to our operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the manufacture of our product. Viragen (Scotland) commenced operations concurrent with the execution of its agreement with the Transfusion Service. The term of the Scottish agreement is five years with two additional five-year extension terms exercisable at the option of Viragen (Scotland).

     We are currently renegotiating the terms of the first five-year renewal under an extension of the initial contract. The extension period expires in November 2000.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Under the terms of our license, Viragen (Scotland) was to prepay $2 million to Viragen, within six months of the July 12, 1995 effective date. Beginning one year from the effective date, Viragen (Scotland), was to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues going forward. The license will renew automatically for two consecutive fifteen-year terms.

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

NOTE M.  RESEARCH AND DEVELOPMENT AGREEMENTS

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

NOTE N.  ROYALTY AGREEMENT

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

NOTE O.  COMMITMENTS

     In November 1996, Viragen (Scotland) Ltd. executed a five-year lease on property located in Edinburgh, Scotland that will serve as our laboratory and production facilities. Base monthly rental on the property is approximately $11,000. In addition, Viragen (Scotland) may extend the term of the lease at its option, for four five-year periods.

     In November 1996, Viragen entered into a ten-year lease on property in Plantation, Florida. This facility contains our executive and administrative offices. Monthly rental on the property is approximately $15,700. The lease contains provisions for two additional five-year periods at the Company's option.

     During the years ended June 30, 2000, 1999 and 1998, Viragen recognized rent expense and related charges of $274,000, 298,000 and $290,000, respectively, for its Plantation, Florida property lease and $208,000, $195,000 and $202,000, respectively, attributable to its Edinburgh, Scotland facility. Future

                         VIRAGEN, INC. AND SUBSIDIARIES
minimum lease payments on the two facilities are: 2001 -- $321,555; 2002 -- $227,619; 2003 -- $200,913; 2004 -- $207,945; and 2005 and
thereafter -- $609,394.

     Viragen has entered into employment agreements with its officers and key employees. These agreements represent a commitment to pay an aggregate amount of approximately $956,000, per year in salaries to these individuals.

NOTE P.  CONTINGENCIES

     In October 1997, Viragen, the company's president, and Cytoferon Corp., a former affiliate of Viragen's president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the specific performance delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

     In November 1997, the plaintiff filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida.

     In September 1999, the federal court recommended that Viragen receive reimbursement for attorney's fees and expenses incurred in the federal suit described above. Ultimately, we recovered $31,000, during fiscal 2000.

     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No:
97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It seeks a judgment similar to that of the dismissed federal suit.

     In March 1998, the circuit court granted Viragen's motion to dismiss in this matter. Subsequently, the plaintiff filed an amended complaint alleging similar claims and seeking a judgement similar to that of the dismissed federal and initial state of Florida suits. In April 1998, Viragen filed a motion to dismiss the plaintiff's amended complaint which was denied by the court.

     In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. On August 28, 2000, the Special Master entered a report setting Viragen's pending motions for summary judgment for hearing on October 25 and 26, 2000 and indicated that no continuances of the hearings would be granted.

     Viragen denies the allegations of the complaint and intends to vigorously defend the claims with regard to this matter. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded.

NOTE Q.  GEOGRAPHIC INFORMATION

     Identifiable assets in Scotland totaled approximately $9,192,000 and $4,506,000 at June 30, 2000 and 1999, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE R.  SUBSEQUENT EVENTS (UNAUDITED)

     Between July and September 2000, we have raised approximately $1,860,000 in additional capital, net of a 7% finders fee and other issuance costs, under our shelf registration on Form S-3 (File No. 333-32306). During that time, we have issued an aggregate of 1,462,279 common shares, as a result of this financing activity. We have also issued warrants, to the investors and to the finders, to purchase an aggregate 102,359 common shares. These warrants are exercisable at prices ranging between $1.61 and $1.97 per share, through September 2003.