Form 10-Q
period 2000-09-30
VIRAGEN INC
filed 2000-11-14
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                             ---------------   ----------------

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

Yes [ ]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, par value $ .01 - 93,914,929 shares at November 1, 2000.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 2000 and 1999 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1. Financial Statements

1) Consolidated condensed statements of operations for the three months ended September 30, 2000 and 1999

2) Consolidated condensed balance sheets as of September 30, 2000 and June 30, 2000

3) Consolidated condensed statements of cash flows for the three months ended September 30, 2000 and 1999

4)      Notes to consolidated condensed financial statements as of September 30,
        2000


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

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 11 - Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------       ------------
                                                                                  2000               1999
                                                                             ------------       ------------
Income
     Interest and other income                                               $    322,973       $     19,948
                                                                             ------------       ------------
                                                                                  322,973             19,948
Costs and Expenses
     Research and development costs                                             1,027,553          1,062,034
     General and administrative expenses                                        1,096,086          1,012,734
     Equity in losses of unconsolidated company                                    18,767            146,127
     Interest expense                                                              15,603            846,122
                                                                             ------------       ------------
                                                                                2,158,009          3,067,017
                                                                             ------------       ------------
     Loss before minority interest                                             (1,835,036)        (3,047,069)
     Minority interest in loss of consolidated subsidiaries                       162,220            184,540
                                                                             ------------       ------------
              NET LOSS                                                         (1,672,816)        (2,862,529)
     Deduct required dividends on convertible preferred stock, series A               663                663
     Deduct required dividends on redeemable preferred stock, series I                 --              2,217
                                                                             ------------       ------------
LOSS ATTRIBUTABLE TO COMMON STOCK                                            $ (1,673,479)      $ (2,865,409)
                                                                             ============       ============
BASIC AND DILUTED LOSS PER COMMON SHARE, after deduction for
       required dividends on convertible preferred stock                     $      (0.02)      $      (0.04)
                                                                             ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES                               91,040,040         72,875,763
                                                                             ============       ============

            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                           SEPTEMBER 30,    JUNE 30,
                                                              2000            2000
                                                           ------------    ------------
                                                             (Unaudited)
                                             ASSETS

Current Assets
   Cash and cash equivalents                               $  8,811,728    $  8,094,448
   Prepaid expenses                                             208,427         418,238
   Other current assets                                         185,011         294,776
                                                           ------------    ------------
                  Total current assets                        9,205,166       8,807,462
Property, Plant and Equipment
   Land, building and improvements                            2,209,596       3,557,486
   Equipment and furniture                                    3,976,646       5,976,641
   Construction in progress                                      56,881          59,026
                                                           ------------    ------------
                                                              6,243,123       9,593,153
   Less accumulated depreciation                             (1,398,516)     (4,073,394)
                                                           ------------    ------------
                                                              4,844,607       5,519,759
Investment in unconsolidated company                                 --          18,767
Deposits and other assets                                        72,738         103,938
                                                           ------------    ------------
                                                           $ 14,122,511    $ 14,449,926
                                                           ============    ============









            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS--(CONTINUED)



                                                                                            SEPTEMBER 30,      JUNE 30,
                                                                                                2000             2000
                                                                                             ------------    ------------
                                                                                              (Unaudited)
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                          $    771,434    $  1,061,457
   Accrued expenses and other liabilities                                                         482,751         616,400
   Current portion of long-term debt                                                               98,262         123,400
                                                                                             ------------    ------------
         Total current liabilities                                                              1,352,447       1,801,257
Royalties payable                                                                                 107,866         107,866
Long-term debt, less current portion                                                               40,556         600,106
Minority interest in subsidiaries                                                                 289,635          66,772
Put warrants, 100,000 common shares exercisable at $2.75 per share
  through June 20, 2001                                                                                --          58,000

Commitments and Contingencies

Stockholders' Equity
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding 2,650 shares.  Liquidation preference value:  $10 per share aggregating
     $26,500                                                                                        2,650           2,650
   Common stock, $.01 par value.  Authorized 125,000,000 shares; issued
     93,759,758 and 91,397,402 shares at September 30, 2000 and June 30, 2000, respectively, of which 845,277 shares are held as
     treasury stock                                                                               937,596         913,972
   Capital in excess of par value                                                              77,810,704      75,408,262
   Treasury stock, at cost                                                                     (1,277,613)     (1,277,613)
   Accumulated deficit                                                                        (64,510,751)    (62,837,272)
   Accumulated other comprehensive loss                                                          (465,593)       (231,213)
   Notes due from directors                                                                      (164,986)       (162,861)
                                                                                             ------------    ------------
         Total stockholders' equity                                                            12,332,007      11,815,925
                                                                                             ------------    ------------
                                                                                             $ 14,122,511    $ 14,449,926
                                                                                             ============    ============


            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                        2000           1999
                                                                    -----------    -----------
OPERATING ACTIVITIES
     Net loss                                                       $(1,672,816)   $(2,862,529)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                  149,002        164,008
         Gain recognized on sale of property, plant and equipment      (185,777)            --
         Compensation expense on stock options and warrants            (115,972)        34,144
         Amortization of discounts on convertible promissory
            notes                                                            --         70,123
         Interest expense on reset shares                                    --        697,246
         Minority interest in loss of subsidiary                       (162,220)      (184,540)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                               174,669         20,238
         Other current assets                                           109,765        102,990
         Investment in unconsolidated company                            18,767        146,127
         Deposit and other assets                                        31,200         55,792
         Accounts payable                                              (290,023)       681,847
         Accrued expenses and other liabilities                        (129,012)      (103,279)
         Notes due from directors                                        (2,125)        (3,609)
                                                                    -----------    -----------
           Net cash used in operating activities                     (2,074,542)    (1,181,442)

INVESTING ACTIVITIES
     Sale of property, plant and equipment                              720,650             --
     Additions to property, plant and equipment                        (124,681)      (218,883)
                                                                    -----------    -----------
           Net cash provided by (used in) investing
              activities                                                595,969       (218,883)




            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
FINANCING ACTIVITIES
     Proceeds from private placements, net              $ 2,789,421    $        --
     Payments on long-term debt                            (643,108)       (48,997)
     Proceeds from short-term borrowings, net                    --        534,351
     Proceeds from exercise of options and warrants         137,700        143,654
     Payment of preferred dividends                          (5,300)            --
                                                        -----------    -----------
         Net cash provided by financing activities        2,278,713        629,008
         Effect of exchange rate fluctuations on cash       (82,860)       146,597
                                                        -----------    -----------
Increase (decrease) in cash and cash equivalents            717,280       (624,720)
Cash and cash equivalents at beginning of period          8,094,448      1,055,587
                                                        -----------    -----------
Cash and cash equivalents at end of period              $ 8,811,728    $   430,867
                                                        ===========    ===========



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 2000 and 1999 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated condensed financial statements be read together with the financial statements and notes included in our annual report on Form 10-K for the year ended June 30, 2000.

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

NOTE C - CAPITAL STOCK

         During the quarter ended September 30, 2000, we raised approximately $2,789,000 in additional capital, net of fees, using our shelf registration on form S-3 (File No. 333-32306). As a result, we issued an aggregate 2,182,356 common shares to three investors. We also issued warrants to purchase an aggregate 152,765 common shares at prices ranging between $1.53 and $1.97 per share. These warrants are exercisable through September 2003.

         From December 22, 1999, the date of the agreement, through September 30, 2000, we had raised approximately $12 million in capital under our $60 million investment banking agreement with Ladenburg Thalmann & Co., Inc. This agreement terminates on December 31, 2001.

NOTE D - PUT WARRANTS

         During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

NOTE E - COMPREHENSIVE LOSS

                                           Three Months Ended
                                             September 30,
                                       --------------------------
                                           2000           1999
                                       -----------    -----------

Net loss                               $(1,672,816)   $(2,862,529)
Other comprehensive (loss) income:
     Currency translation adjustment      (234,380)       145,629
                                       -----------    -----------
Total comprehensive loss               $(1,907,196)   $(2,716,900)
                                       ===========    ===========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. You should note that actual results could differ materially from those contained in forward-looking statements. Among the factors that may cause our actual results to differ materially are the risks discussed in the "Risk Factors" section included in our registration statement on Form S-3 (File No. 333-37464) as filed with the Securities and Exchange Commission on May 19, 2000. These "Risk Factors" are incorporated by reference from the registration statement on Form S-3 (File No. 333-37464). You should also consult the risk factors listed from time to time in our reports on Forms 10-Q, 8-K, S-1, S-3, 10-K and annual reports to stockholders.

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

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $1,672,816, $12,310,895 and $10,650,832, for the three month period ended September 30, 2000 and fiscal years ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, Viragen had on-hand approximately $8,800,000 in cash. During October 2000, we raised $930,000 in additional equity capital. We believe that our current cash balances, coupled with planned fundings under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

         Our working capital totaled approximately $7,853,000 on September 30, 2000, an increase in working capital of $847,000 from the previous year end balance. The increase in working capital can be attributed to $2,789,000 raised through private placements under our shelf registration during the quarter. Additionally, we received $138,000 upon the exercise of common stock options and warrants. This increase was offset by the use of cash to fund operating activities totaling approximately $2,075,000.

         While subject to significant limitation, Viragen at September 30, 2000, has available approximately $37 million in net tax operating loss carryforwards expiring between 2000 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our OMNIFERON(TM) product. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         We believe that our OMNIFERON product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We began our clinical trials in the European Union during the fourth calendar quarter of 1999 and intend to eventually submit an Investigational New Drug Application to the U.S. Food and Drug Administration. We cannot assure you that we will be able to obtain the necessary approvals of these projects since they are subject to the successful completion of lengthy and costly clinical trials. The successful completion of these projects also depends upon our ability to raise significant additional investment capital.

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

         In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. Inflammatics has focussed on the development of LEUKOVAX, an immunomodulating white blood cell (leukocyte) preparation. LEUKOVAX is currently in U.S. Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis. Under the terms of this agreement, we have options to acquire an additional 70% equity position in Inflammatics through two additional fundings. During the fourth quarter of fiscal 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who have received LEUKOVAX and those who have not. We are still evaluating the results reflected in Phase I/II data and have not yet reached a decision regarding additional funding, if any.

         We will make the additional funding, if any, at our sole option, based upon the evaluation of LEUKOVAX clinical trial data. This funding, if made, will be used to underwrite a Phase III clinical trial. The agreement also provides for us to issue up to 3 million shares of common stock and warrants to acquire 300,000 shares of common stock, in exchange for additional series A convertible preferred shares of Inflammatics, if all funding phases are completed. Preliminary estimates for the funding of Phase III clinical trials of LEUKOVAX range between $6.0 million and $10.0 million.

         We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of November 1, 2000, we had placed approximately $13 million of the total $60 million available under this agreement.

RESULTS OF OPERATIONS

         Viragen recognized no sales revenue or related costs for the three months ended September 30, 2000 or the fiscal years ended June 30, 2000, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could begin generating sales revenue through export sales of OMNIFERON, prior to receiving EU regulatory approvals for marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of requisite regulatory approvals.

         We did receive approval of our Clinical Trial Exemption Application from the European Union regulatory authorities to begin clinical trials of OMNIFERON, our multi-species natural human leukocyte-derived alpha interferon. We began these trials in the European Union during the fourth calendar quarter of 1999. We intend to submit an Investigational New Drug Application to the Food and Drug Administration. We cannot assure you that we will receive these approvals. These approvals require the successful completion of clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

         Research and development costs totaled approximately $1,028,000 for the first quarter of fiscal 2001 compared to $1,062,000 for the same period of the previous year. The decrease of $34,000 (3%) reflects the continued implementation of our cost reduction program, which began in calendar 1999. As part of the overall plan, research and development efforts being conducted in our Florida-based facility were transferred and consolidated into our Edinburgh, Scotland facility. As a result, domestic laboratory supplies expenses decreased by $81,400 between periods, while foreign laboratory supplies expenses only decreased by $41,600, during the same period. Additionally, domestic research salaries and support fees decreased by $102,900 during the quarter, while foreign research salaries and support fees increased by $23,900.

         We did, however, incur $241,400 in new research and licensing fees during the quarter. These fees were related to new collaborative agreements with Cancer Research Campaign Technology Ltd., the National Institute of Health, and PolyMASC Pharmaceuticals plc. These collaborations are intended to improve the delivery system of the product, as well as broadening the possible target indications for OMNIFERON.

         Finally, due to a decline in our stock price between June 30, 2000 and September 30, 2000, we recognized a decrease adjustment in stock-based compensation expense, on compensatory warrants being earned by scientific consultants and vendors. This resulted in a net decrease of $52,400 in research-related stock-based compensation between quarters.

         General and administrative expenses totaled approximately $1,096,000 for the quarter ended September 30, 2000, an increase of approximately $83,000 (8%) from the same period of the preceding year. While administrative salaries and support fees increased by $140,000 between quarters, we recognized another stock-based compensation adjustment on compensatory warrants being earned by administrative consultants. This adjustment was also caused by a decline in our stock price during the period and it resulted in a $100,000 decrease in administrative stock-based compensation expense between periods.

         We recognized approximately $19,000 in losses related to our investment in Inflammatics, Inc. down from $146,000 in the prior year. These losses reflected 100% of the losses incurred by Inflammatics associated with the clinical testing of LEUKOVAX and the expensing of our excess investment costs. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics.

         The significant decrease in interest expense is related to debt instruments which were outstanding during the first quarter of fiscal 2000, but not outstanding during the same period of fiscal 2001. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 and a short-term promissory note totaling $600,000. Also, we incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes.

         Our management anticipates operational losses will continue increasing as we expand our clinical trials of OMNIFERON. In January 1999, we began implementing a cost-reduction plan. Planned cost reductions implemented in calendar 1999 are expected to save approximately $2.4 million annually in operating expenses. The reductions include the elimination of administrative and research positions in the U. S. saving approximately $1.6 million. We also closed our Florida-based research facility consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We sold our Florida-based research facility in August 2000. These changes in operations reflect the shift from developing OMNIFERON in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more than offset by increasing expenses in our Scottish facilities, as we continue to expand our clinical trial program in the European Union, along with continuing research projects to further develop our OMNIFERON product.

PART II - OTHER INFORMATION

Item 5.  Other Information

         On September 29, 2000, Mr. Robert Zeiger resigned his positions as a director of Viragen and member of the Executive Committee. His resignation was due to health reasons. Mr. Sidney Dworkin, a director of Viragen and member of the Audit and Finance Committee died on October 17, 2000. His position on the Audit and Finance Committee was filled by Mr. Peter Fischbein, a currently standing director.

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

                                    VIRAGEN, INC.



                                    By: /s/ DENNIS W. HEALEY
                                        -------------------------------------
                                         Dennis W. Healey
                                         Executive Vice President and
                                         Principal Financial Officer

                                     By: /s/ JOSE I. ORTEGA
                                         ------------------------------------
                                         Jose I. Ortega
                                         Controller and
                                         Principal Accounting Officer

Dated:    November 13, 2000