Form 10-Q
period 2000-12-31
VIRAGEN INC
filed 2001-02-12
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

                                       OR

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _________________

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, par value $ .01 - 96,213,080 shares at February 1, 2001.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and six months ended December 31, 2000 and 1999 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1. Financial Statements

         1) Consolidated condensed statements of operations for the three months ended and six months ended December 31, 2000 and 1999

         2) Consolidated condensed balance sheets as of December 31, 2000 and June 30, 2000

         3) Consolidated condensed statements of cash flows for the six months ended December 31, 2000 and 1999

         4) Notes to consolidated condensed financial statements as of December 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11 - Computation of Per Share Earnings

        Current report on Form 8-K dated November 30, 2000, filed on December 6, 2000

        Current report on Form 8-K dated January 22, 2001, filed on January 29, 2001

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                    Six Months Ended
                                                               December 31,                         December 31,
                                                     -------------------------------       -------------------------------
                                                         2000               1999               2000               1999
                                                     ------------       ------------       ------------       ------------
Income
     Interest and other income                       $    143,926       $     15,276       $    466,899       $     35,224
                                                     ------------       ------------       ------------       ------------
                                                          143,926             15,276            466,899             35,224
Costs and Expenses
     Research and development costs                     1,989,805          1,186,017          3,017,358          2,248,051
     General and administrative expenses                1,340,144          1,334,864          2,436,230          2,347,598
     Equity in losses of unconsolidated company                --            146,125             18,767            292,252
     Interest expense                                       2,972             46,814             18,575            892,936
                                                     ------------       ------------       ------------       ------------
                                                        3,332,921          2,713,820          5,490,930          5,780,837
                                                     ------------       ------------       ------------       ------------
     Loss before minority interest                     (3,188,995)        (2,698,544)        (5,024,031)        (5,745,613)
     Minority interest in loss of consolidated
        subsidiaries                                      155,343            188,974            317,563            373,514
                                                     ------------       ------------       ------------       ------------
              NET LOSS                                 (3,033,652)        (2,509,570)        (4,706,468)        (5,372,099)
     Deduct required dividends on convertible
       preferred stock, series A                              663                663              1,325              1,325
     Deduct required dividends on redeemable
       preferred stock, series I                               --                482                 --              2,699
                                                     ------------       ------------       ------------       ------------
LOSS ATTRIBUTABLE TO COMMON STOCK                    $ (3,034,315)      $ (2,510,715)      $ (4,707,793)      $ (5,376,123)
                                                     ============       ============       ============       ============

BASIC AND DILUTED LOSS PER
       COMMON SHARE, after
       deduction for required dividends
       on convertible preferred stock                $      (0.03)      $      (0.03)      $      (0.05)      $      (0.07)
                                                     ============       ============       ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES                                    94,205,688         75,660,622         92,622,864         74,268,192
                                                     ============       ============       ============       ============



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                December 31,             June 30,
                                                    2000                   2000
                                                ------------           ------------
                                                (Unaudited)
                                     ASSETS

Current Assets
   Cash and cash equivalents                    $  9,075,571           $  8,094,448
   Prepaid expenses                                  165,301                418,238
   Other current assets                              242,122                294,776
                                                ------------           ------------
                  Total current assets             9,482,994              8,807,462

Property, Plant and Equipment
   Land, building and improvements                 2,369,947              3,557,486
   Equipment and furniture                         4,077,389              5,976,641
   Construction in progress                               --                 59,026
                                                ------------           ------------
                                                   6,447,336              9,593,153
   Less accumulated depreciation                  (1,578,166)            (4,073,394)
                                                ------------           ------------
                                                   4,869,170              5,519,759
Investment in unconsolidated company                      --                 18,767
Deposits and other assets                             47,279                103,938
                                                ------------           ------------
                                                $ 14,399,443           $ 14,449,926
                                                ============           ============








            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS--(CONTINUED)


                                                                                    December 31,             June 30,
                                                                                        2000                   2000
                                                                                    ------------           ------------
                                                                                    (Unaudited)
                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                  $    792,003           $  1,061,457
  Accrued expenses and other liabilities                                                 460,314                616,400
  Current portion of long-term debt                                                       67,625                123,400
                                                                                    ------------           ------------
         Total current liabilities                                                     1,319,942              1,801,257

Royalties payable                                                                        107,866                107,866
Long-term debt, less current portion                                                      38,571                600,106
Minority interest in subsidiaries                                                        134,291                 66,772
Put warrants, 100,000 common shares exercisable at $2.75 per share
  through June 20, 2001                                                                       --                 58,000

Commitments and Contingencies

Stockholders' Equity
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding 2,650 shares.  Liquidation preference value:
     $10 per share aggregating $26,500                                                     2,650                  2,650
   Common stock, $.01 par value.  Authorized 125,000,000 shares;
     issued 96,261,564 and 91,397,402 shares at December 31, 2000 and June
     30, 2000, respectively, of which 845,277 shares are held as
     treasury stock                                                                      962,614                913,972
   Capital in excess of par value                                                     81,310,040             75,408,262
   Treasury stock, at cost                                                            (1,277,613)            (1,277,613)
   Accumulated deficit                                                               (67,545,069)           (62,837,272)
   Accumulated other comprehensive loss                                                 (386,637)              (231,213)
   Notes due from directors                                                             (267,212)              (162,861)
                                                                                    ------------           ------------
         Total stockholders' equity                                                   12,798,773             11,815,925
                                                                                    ------------           ------------
                                                                                    $ 14,399,443           $ 14,449,926
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                           ---------------------------------
                                                                              2000                  1999
                                                                           -----------           -----------
OPERATING ACTIVITIES
     Net loss                                                              $(4,706,468)          $(5,372,099)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                         307,274               336,248
         Gain recognized on sale of property, plant and equipment             (204,663)                   --
         Consulting fees paid with common stock                                137,500                47,000
         Compensation expense on stock options and warrants                    219,759               412,617
         Minority interest in loss of subsidiary                              (317,563)             (373,514)
         Amortization of discounts on convertible promissory
            notes and short-term borrowings                                         --                74,873
         Interest expense on reset shares                                           --               697,246
     Increase (decrease) relating to operating activities from:
         Restricted cash                                                            --                10,000
         Prepaid expenses                                                      217,795                51,860
         Other current assets                                                   52,654               101,137
         Investment in unconsolidated company                                   18,767               292,251
         Deposit and other assets                                               56,659                88,753
         Accounts payable                                                     (269,454)              229,654
         Accrued expenses and other liabilities                               (152,116)              263,860
         Notes due from directors                                               (4,351)                   --
                                                                           -----------           -----------
           Net cash used in operating activities                            (4,644,207)           (3,140,114)

INVESTING ACTIVITIES
     Sale of property, plant and equipment                                     721,050                    --
     Additions to property, plant and equipment                               (221,909)             (202,361)
                                                                           -----------           -----------
           Net cash provided by (used in) investing
            activities                                                         499,141              (202,361)





            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                         December 31,
                                                               ---------------------------------
                                                                  2000                  1999
                                                               -----------           -----------
FINANCING ACTIVITIES
     Proceeds from private placements, net                     $ 5,556,513           $ 1,144,229
     Payments on long-term debt                                   (675,636)              (90,164)
     Proceeds from exercise of options and warrants                321,226               368,435
     Proceeds from exercise of subsidiary's options                    504                    --
     Payment of preferred dividends                                 (5,300)                   --
     Proceeds from short-term borrowings, net                           --               887,740
     Proceeds from sale of detachable warrants with
         short-term promissory note                                     --                14,250
                                                               -----------           -----------
         Net cash provided by financing activities               5,197,307             2,324,490
         Effect of exchange rate fluctuations on cash
                                                                   (71,118)               65,099
                                                               -----------           -----------
Increase (decrease) in cash and cash equivalents                   981,123              (952,886)
Cash and cash equivalents at beginning of period                 8,094,448             1,055,587
                                                               -----------           -----------
Cash and cash equivalents at end of period                     $ 9,075,571           $   102,701
                                                               ===========           ===========



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 2000 and 1999 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

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

         Between October 1, 2000, and December 31, 2000, we raised additional capital totaling approximately $2,767,000, net of fees. We issued an aggregate 1,916,926 common shares to two investors. We also issued warrants to purchase 55,156 common shares at $1.64 per share. These warrants are exercisable through October 2003. This additional capital was also raised under our shelf registration on Form S-3.

         From December 22, 1999, the date of the agreement, through December 31, 2000, we had raised approximately $14.8 million in capital under our $60 million investment banking agreement with Ladenburg Thalmann & Co., Inc. This agreement terminates on December 31, 2001.

NOTE D - PUT WARRANTS

         During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

NOTE E - COMPREHENSIVE LOSS


                                                Three Months Ended                  Six Months Ended
                                                   December 31,                        December 31,
                                          -----------------------------       -----------------------------
                                              2000             1999               2000             1999
                                          -----------       -----------       -----------       -----------
Net loss                                  $(3,033,652)      $(2,509,570)      $(4,706,468)      $(5,372,099)
Other comprehensive income (loss):
     Currency translation adjustment           78,956           (79,238)         (155,424)           66,391
                                          -----------       -----------       -----------       -----------

Total comprehensive loss                  $(2,954,696)      $(2,588,808)      $(4,861,892)      $(5,305,708)
                                          ===========       ===========       ===========       ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial dates, product introductions, expected research and development expenditures and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. You should note that actual results could differ materially from those contained in forward-looking statements. Among the factors that may cause our actual results to differ materially are the risks discussed in the "Risk Factors" section included in our registration statement on Form S-3 (File No. 333-52996) as filed with the Securities and Exchange Commission on December 29, 2000. These "Risk Factors" are incorporated by reference from the registration statement on Form S-3 (File No. 333-52996). You should also consult the risk factors listed from time to time in our reports on Forms 10-Q, 8-K, S-1, S-3, 10-K and annual reports to stockholders.

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

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $4,706,468, $12,310,895 and $10,650,832, for the six month period ended December 31, 2000 and fiscal years ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, Viragen had on-hand approximately $9,076,000 in cash. During January 2001, we raised $830,000 in additional equity capital. We believe that our current cash balances, coupled with planned fundings under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

         Our working capital totaled approximately $8,163,000 on December 31, 2000, an increase in working capital of $1,157,000 from the previous year end balance. The increase in working capital can be attributed to $5,557,000 raised through private placements under our shelf registration during the first half of fiscal 2001. Additionally, we received $321,000 upon the exercise of common stock options and warrants, during the period. This increase was offset by the use of cash to fund operating activities totaling approximately $4,644,000.

         While subject to significant limitation, Viragen at December 31, 2000, has available approximately $40 million in net tax operating loss carryforwards expiring between 2000 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our OMNIFERON(TM) product. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         We believe that our OMNIFERON(TM) product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We began our clinical trials in the European Union during the fourth calendar quarter of 1999. We are currently conducting stage 2 of our Phase II trials.

         We intend to eventually submit an Investigational New Drug Application to the U.S. Food and Drug Administration. We cannot assure you that we will be able to obtain the necessary approvals of these projects since they are subject to the successful completion of lengthy and costly clinical trials. The successful completion of these projects also depends upon our ability to raise significant additional investment capital.

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

         We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of February 1, 2001, we had placed approximately $15.6 million of the total $60 million available under this agreement.

RESULTS OF OPERATIONS

         Viragen recognized no sales revenue or related costs for the three months ended or six months ended December 31, 2000 or the fiscal years ended June 30, 2000, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could begin generating sales revenue through export sales of OMNIFERON, prior to receiving EU regulatory approvals for marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of requisite regulatory approvals.

         We did receive approval of our Clinical Trial Exemption Application from the European Union regulatory authorities to begin clinical trials of OMNIFERON, our multi-species natural human leukocyte-derived alpha interferon. We began these trials in the European Union during the fourth calendar quarter of 1999. We are currently conducting stage 2 of our Phase II trials.

         We intend to submit an Investigational New Drug Application to the Food and Drug Administration. We cannot assure you that we will receive these approvals. These approvals require the successful completion of clinical trials and our ability to raise significant additional investment capital to fund the completion of these trials.

         Income for the quarter ended December 31, 2000 represents interest earned on cash investments. The increase in interest income compared to the same quarter of the previous year reflects the increase in principal invested between the periods resulting primarily from capital raised under the Ladenburg Thalmann agreement. A similar increase in interest income was realized during the six months ended December 31, 2000.

         Research and development costs totaled approximately $1,990,000 for the second quarter of fiscal 2001 compared to $1,186,000 for the same period of the previous year. The increase of $804,000 (68%) reflects increased costs incurred with development, scale-up and clinical trial projects associated with our OMNIFERON(TM) product. We have also realized an increase in our research and development costs because of collaborative agreements recently entered into. We have entered into collaborations with entities such as the Roslin Institute (Edinburgh), the Memorial Sloan-Kettering Cancer Center, Cancer Research Campaign Technology Ltd., the National Institute of Health, and PolyMASC Pharmaceuticals plc. in order to fully develop our OMNIFERON product, as well as broaden its possible target indications. These collaborations will also help us expand our product pipeline by developing potential therapies for other diseases.

         Accordingly, research salaries and support fees increased by approximately $485,300, when comparing the quarter ended December 31, 2000 to the same period of the previous year. Stock-based compensation expense also increased between quarters by $79,100. The increased research and production activity has also resulted in an increase in repairs and maintenance expense of $101,300. Finally, research related travel expenses have followed a similar trend and increased by $136,400 during the quarter.

         Research and development costs totaled approximately $3,017,000 during the first half of fiscal 2001. This represents an increase of $769,300, when compared to the first half of fiscal 2000. This increase is consistent with the increase in research related activity previously described. During the six months ended December 31, 2000, research salaries and support fees increased by $606,600, when compared to the six months ended December 31, 1999. During the same period, repairs and maintenance expense increased by $156,500, while research related travel expenses increased by $132,900. These increases were offset by a decrease in laboratory supplies expense of $106,700. This decrease in laboratory supplies expense is related to the closing of our domestic research facility during fiscal 2000. This decrease, however, is temporary, as research activity in our Scotland facility will continue to increase and will offset domestic savings.

         General and administrative expenses totaled approximately $1,340,000 for the quarter ended December 31, 2000, an increase of approximately $5,000 from the same period of the preceding year. During the quarter ended December 31, 2000, administrative salaries and support fees increased by $227,200, when compared to the same period from the preceding year. This increase related specifically to consulting fees paid to administrative consultants. Also, legal fees increase by $106,300 between the quarters ended December 31, 2000 and 1999. The increase in legal fees is related to contract negotiations for research collaborations and patent activity. Viragen has also incurred legal fees in its successful defense against claims in the case, Walter L. Smith v Cytoferon Corp., et al (Case No. 97-3187-CIV-MARCUS).

         These significant increases, however, were offset by decreases in stock-based compensation expense and penalties of $119,100 and $271,000, respectively, during the same period. Stock-based compensation expense decreased due to a decline in our stock price during the period. The decrease in penalties is attributable to penalties incurred during the preceding year relating to the 8% convertible promissory notes outstanding at that time. No penalties were incurred during the current year.

         General and administrative expenses totaled $2,436,230 and $2,347,598 during the six months ended December 31, 2000 and 1999, respectively. This represents an increase of approximately $89,000 (4%) between periods. Similar variances, as those described above, were experienced during the first half of fiscal 2001. Between the six months ended December 31, 2000 and 1999, administrative salaries and support fees increased by $376,300. Legal fees during the six-month period increased by $154,800. These increases were also offset by decreases in stock-based compensation expense and penalties during the first half of fiscal 2001. Stock-based compensation expense decreased by $219,100, while penalties decreased by $271,000, when compared to the same period of the preceding year.

         During the six months ended December 31, 2000, we recognized approximately $19,000 in losses related to our investment in Inflammatics, Inc. down from $292,000 in the prior year. These losses reflected 100% of the losses incurred by Inflammatics associated with the clinical testing of LEUKOVAX and the expensing of our excess investment costs. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics. Accordingly, no related loss was recognized during the second quarter of fiscal 2001.

         The significant decrease in interest expense is related to debt instruments that were outstanding during fiscal 2000, but not outstanding during the same periods of fiscal 2001. Specifically, during fiscal 2000, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 and a short-term promissory note totaling $600,000. Also, we incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In October 1997, Viragen, the company's president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L. Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

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

         In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587
CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It seeks an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff is claiming that he is entitled to additional shares of common stock under a consulting agreement. He also says that Viragen's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen, which would have entitled Cytoferon Corp. to additional shares. He is also claiming misrepresentations in connection with the previous Cytoferon financings.

         In March 1998 the Circuit Court granted Viragen's motion to dismiss the complaint. Subsequently, the plaintiff filed an amended complaint alleging breach of contract, fraud, violation of Florida's RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. In April 1998, Viragen filed a motion to dismiss plaintiff's amended complaint that was denied by the court.

         In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. On August 28, 2000, the Special Master entered a report setting Viragen's pending motions for summary judgment for hearing on October 25 and 26, 2000 and indicated that no continuances of the hearings would be granted.

         Viragen denied the allegations of the complaint and continued to vigorously defend the claims.

         During January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter.

         Viragen intends to submit to the Circuit Court a request for reimbursement of related litigation costs.

         While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen's president, continues to be named as a defendant. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and intends to continue to vigorously defend the claims.

         We cannot determine at this point, the loss, if any, which may be incurred from this litigation. No accrual for loss has been recorded.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 (11)   Computation of Per Share Earnings

        (b)      Reports on Form 8-K

                 Current report on Form 8-K dated November 30, 2000, filed on December 6, 2000

                 Current report on Form 8-K dated January 22, 2001, filed on January 29, 2001

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

Dated:    February 9, 2001