Form 10-Q
period 2001-03-31
VIRAGEN INC
filed 2001-05-15
CIK 353482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Common stock, par value $ .01 - 98,411,914 shares at May 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

     The consolidated condensed statements of operations (unaudited) for the three months ended and nine months ended March 31, 2001 and 2000 include the accounts of Viragen, Inc. and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

     (1) Consolidated condensed statements of operations for the three months ended and nine months ended March 31, 2001 and 2000

     (2) Consolidated condensed balance sheets as of March 31, 2001 and June 30, 2000

     (3) Consolidated condensed statements of cash flows for the nine months ended March 31, 2001 and 2000

     (4) Notes to consolidated condensed financial statements as of March 31,
2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 11 -- Computation of Per Share Earnings

     Current report on Form 8-K dated November 30, 2000, filed on December 6,
     2000

     Current report on Form 8-K dated January 22, 2001, filed on January 29,
     2001

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   MARCH 31,                     MARCH 31,
                                          ---------------------------   ---------------------------
                                              2001           2000           2001           2000
                                          ------------   ------------   ------------   ------------
Income
  Interest and other income.............  $    137,104   $     27,077   $    604,003   $     62,301
                                          ------------   ------------   ------------   ------------
                                               137,104         27,077        604,003         62,301
Costs and Expenses
  Research and development costs........     1,586,884      1,601,707      4,604,242      3,849,758
  General and administrative expenses...     1,423,882      2,082,026      3,860,112      4,429,624
  Equity in losses of unconsolidated
     company............................            --        146,123         18,767        438,375
  Interest expense......................         3,371         98,620         21,946        991,556
                                          ------------   ------------   ------------   ------------
                                             3,014,137      3,928,476      8,505,067      9,709,313
                                          ------------   ------------   ------------   ------------
  Loss before minority interest.........    (2,877,033)    (3,901,399)    (7,901,064)    (9,647,012)
  Minority interest in loss of
     consolidated subsidiaries..........       176,469        248,172        494,032        621,686
                                          ------------   ------------   ------------   ------------
     NET LOSS...........................    (2,700,564)    (3,653,227)    (7,407,032)    (9,025,326)
  Deduct required dividends on
     convertible preferred stock, series
     A..................................           663            663          1,988          1,988
  Deduct required dividends on
     redeemable preferred stock, series
     I..................................            --             --             --          2,699
                                          ------------   ------------   ------------   ------------
LOSS ATTRIBUTABLE TO COMMON STOCK.......  $ (2,701,227)  $ (3,653,890)  $ (7,409,020)  $ (9,030,013)
                                          ============   ============   ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE,
  after deduction for required dividends
  on convertible preferred stock........  $      (0.03)  $      (0.05)  $      (0.08)  $      (0.12)
                                          ============   ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES.........................    96,560,408     79,935,730     93,916,218     76,143,632
                                          ============   ============   ============   ============

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               MARCH 31,     JUNE 30,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 9,055,156   $ 8,094,448
  Prepaid expenses..........................................      130,309       418,238
  Other current assets......................................      260,678       294,776
                                                              -----------   -----------
          Total current assets..............................    9,446,143     8,807,462
Property, Plant and Equipment
  Land, building and improvements...........................    2,271,168     3,557,486
  Equipment and furniture...................................    3,958,454     5,976,641
  Construction in progress..................................           --        59,026
                                                              -----------   -----------
                                                                6,229,622     9,593,153
  Less accumulated depreciation.............................   (1,670,993)   (4,073,394)
                                                              -----------   -----------
                                                                4,558,629     5,519,759
Investment in unconsolidated company........................           --        18,767
Deposits and other assets...................................       25,566       103,938
                                                              -----------   -----------
                                                              $14,030,338   $14,449,926
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $   940,711   $ 1,061,457
  Accrued expenses and other liabilities....................      395,854       616,400
  Current portion of long-term debt.........................       52,565       123,400
                                                              -----------   -----------
          Total current liabilities.........................    1,389,130     1,801,257
Royalties payable...........................................      107,866       107,866
Long-term debt, less current portion........................       26,770       600,106
Minority interest in subsidiaries...........................        8,641        66,772
Put warrants, 100,000 common shares exercisable at $2.75 per
  share through June 20, 2001...............................           --        58,000

Commitments and Contingencies

Stockholders' Equity
  Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and
     outstanding 2,650 shares. Liquidation preference value:
     $10 per share aggregating $26,500......................        2,650         2,650
  Common stock, $.01 par value. Authorized 150,000,000 and
     125,000,000 shares at March 31, 2001 and June 30, 2000,
     respectively; issued 98,459,197 and 91,397,402 shares
     at March 31, 2001 and June 30, 2000, respectively, of
     which 845,277 shares are held as treasury stock........      984,590       913,972
  Capital in excess of par value............................   83,915,318    75,408,262
  Treasury stock, at cost...................................   (1,277,613)   (1,277,613)
  Accumulated deficit.......................................  (70,246,295)  (62,837,272)
  Accumulated other comprehensive loss......................     (612,765)     (231,213)
  Notes due from directors..................................     (267,954)     (162,861)
                                                              -----------   -----------
          Total stockholders' equity........................   12,497,931    11,815,925
                                                              -----------   -----------
                                                              $14,030,338   $14,449,926
                                                              ===========   ===========

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
  Net loss..................................................  $(7,407,032)  $(9,025,326)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      459,512       509,921
     Gain recognized on sale of property, plant and
      equipment.............................................     (204,663)           --
     Consulting fees paid with common stock.................      137,500        47,000
     Compensation expense on stock options and warrants.....      503,076     1,674,544
     Minority interest in loss of subsidiary................     (494,032)     (621,686)
     Amortization of discounts on convertible promissory
      notes and short-term borrowings.......................           --        96,998
     Interest expense on reset shares.......................           --       697,246
     Recovery of bad debts..................................           --       (24,630)
  Increase (decrease) relating to operating activities from:
     Prepaid expenses.......................................      252,787       110,315
     Other current assets...................................       34,098       122,764
     Investment in unconsolidated company...................       18,767       438,375
     Deposit and other assets...............................       78,372       100,521
     Accounts payable.......................................     (120,746)       (1,598)
     Accrued expenses and other liabilities.................     (217,237)       26,220
     Notes due from directors...............................       (5,093)        2,522
                                                              -----------   -----------
          Net cash used in operating activities.............   (6,964,691)   (5,846,814)
INVESTING ACTIVITIES
  Sale of property, plant and equipment.....................      721,050            --
  Purchases of property, plant and equipment................     (277,375)     (164,033)
                                                              -----------   -----------
          Net cash provided by (used in) investing
            activities......................................      443,675      (164,033)
FINANCING ACTIVITIES
  Proceeds from private placements, net.....................    7,897,669     2,252,976
  Payments on long-term debt................................     (702,497)     (126,557)
  Proceeds from exercise of options and warrants............      374,826     1,951,431
  Proceeds from exercise of subsidiary's options............          504            --
  Payment of preferred dividends............................       (5,300)           --
  Proceeds from sale of convertible promissory notes, net...           --     1,772,985
  Proceeds from short-term borrowings, net..................           --       887,740
  Proceeds from sale of detachable warrants with short-term
     promissory note........................................                    166,250
  Collections on promissory notes issued for compensatory
     common stock option exercises..........................           --       589,000
                                                              -----------   -----------
     Net cash provided by financing activities..............    7,565,202     7,493,825
     Effect of exchange rate fluctuations on cash...........      (83,478)      (20,616)
                                                              -----------   -----------
Increase in cash and cash equivalents.......................      960,708     1,462,362
Cash and cash equivalents at beginning of period............    8,094,448     1,055,587
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 9,055,156   $ 2,517,949
                                                              ===========   ===========

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A -- CONSOLIDATION AND BASIS OF PRESENTATION

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

NOTE B -- INTERIM ADJUSTMENTS AND USE OF ESTIMATES

     The financial summaries for the three months ended and nine months ended March 31, 2001 and 2000 include, in the opinion of our management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and the results of operations for these periods.

     Operating results for the three months ended and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

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

NOTE C -- CAPITAL STOCK

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

     During the third quarter of fiscal 2001, we raised approximately $2,341,000 in additional capital, net of fees. We issued 2,142,633 common shares to one investor. We also issued warrants to purchase 110,674 common shares at prices ranging between $1.04 and $1.25 per share. These warrants are exercisable through

                         VIRAGEN, INC. AND SUBSIDIARIES

March 2004. As in the previous quarters, this additional capital was raised under our shelf registration on Form S-3.

     From December 22, 1999, the date of the agreement, through March 31, 2001, we had raised approximately $17.2 million in capital under our $60 million investment banking agreement with Ladenburg Thalmann & Co., Inc. This agreement terminates on December 31, 2001.

NOTE D -- PUT WARRANTS

     During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

NOTE E -- COMPREHENSIVE LOSS

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Net loss....................................  $(2,700,564)  $(3,653,227)  $(7,407,032)  $(9,025,326)
Other comprehensive loss:
  Currency translation adjustment...........     (226,128)      (86,160)     (381,552)      (19,769)
                                              -----------   -----------   -----------   -----------
          Total comprehensive loss..........  $(2,926,692)  $(3,739,387)  $(7,788,584)  $(9,045,095)
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

     Our future success depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technological innovation. We cannot provide assurances that any steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive or superior technologies or products. We cannot offer any assurances that any current or future patent, if any, owned by us will not be invalidated, circumvented or challenged, that the rights granted to us will provide competitive advantages or that any future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to ours, duplicate our technology or design around any patents held by us.

     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $7,407,032, $12,310,895 and $10,650,832, for the nine month period ended March 31, 2001 and fiscal years ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, Viragen had on-hand approximately $9,055,000 in cash. During April 2001, we raised $858,000 in additional equity capital. We believe that our current cash balances, coupled with planned fundings under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

     Our working capital totaled approximately $8,057,000 on March 31, 2001, an increase in working capital of $1,051,000 from the previous year end balance. The increase in working capital can be attributed to $7,898,000 raised through private placements under our shelf registration during the first nine months of fiscal 2001. Additionally, we received $375,000 upon the exercise of common stock options and warrants, during the period. This increase was offset by the use of cash to fund operating activities totaling approximately $6,965,000.

     While subject to significant limitation, Viragen at March 31, 2001, has available approximately $43 million in net tax operating loss carryforwards expiring between 2000 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals of our Omniferon(tm) product and the development of other products for the biopharmaceutical industry. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

     Additional funding will be required to conduct the clinical trial process relating to Omniferon both in the European Union and domestically prior to receiving regulatory approval to market Omniferon. Anticipated funding requirements related to approval of Omniferon for hepatitis C, the first approval we are seeking in the European Union, include: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million. In addition, anticipated funding requirements for U.S. operations include: the establishment of domestic manufacturing capacity -- $6 million; joint research and development projects -- $4 million and commencement of domestic preclinical Phase I and Phase II studies -- $1.5-$2.0 million. Funding will also be utilized for continued development of our Omniferon product, further development of our transgenic and oncological projects. Funding will also be needed for general working capital purposes including administrative support functions and the possible equity investments in businesses complementary to our operations.

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

     We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of May 1, 2001, we had placed approximately $18.1 million of the total $60 million available under this agreement.

RESULTS OF OPERATIONS

     Viragen recognized no sales revenue or related costs for the three months ended or nine months ended March 31, 2001 or the fiscal years ended June 30, 2000, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities. We could begin generating limited sales revenue through export sales of Omniferon, prior to receiving EU regulatory approvals for marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of requisite regulatory approvals.

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

     Income for the quarter ended March 31, 2001 represents interest earned on cash investments. The increase in interest income compared to the same quarter of the previous year reflects the increase in principal invested between the periods resulting primarily from capital raised under the Ladenburg Thalmann agreement. A similar increase in interest income was realized during the nine months ended March 31, 2001.

     We continue incurring significant research and development costs related to the development, scale-up and clinical trial projects associated with our Omniferon(TM) product. We have also realized an overall increase in our research and development costs because of collaborative agreements entered into with the Roslin Institute (Edinburgh), the Memorial Sloan-Kettering Cancer Center, Cancer Research Campaign Technology Ltd., the National Institute of Health, and PolyMASC Pharmaceuticals plc. We have entered into these collaborative agreements in order to more fully develop the potential applications of our Omniferon product, as well as broaden our future product offerings including those utilizing transgenic technologies.

     Research and development costs totaled approximately $1,587,000 for the third quarter of fiscal 2001 compared to $1,602,000 for the same period of the previous year. This represents a decrease of $15,000 between periods. While overall research and development costs remained relatively unchanged between quarters, there were some variances in the components of research and development costs. Components of this decrease include a decrease in research salaries and support fees of approximately $27,500, as well as a decrease in laboratory supplies expense of $117,700, when comparing the quarters ended March 31, 2001 and 2000. These decreases, however, were offset by increases in other research and development costs. Stock-based compensation expense increased between quarters by $66,700. The increased research and production activity has also resulted in an increase in repairs and maintenance expense of $22,800. Finally, research related travel expenses have followed a similar trend and increased by $31,300 during the quarter.

     Research and development costs totaled approximately $4,604,000 during the first nine months of fiscal 2001. This represents an increase of $754,500, when compared to the first nine months of fiscal 2000. This increase is consistent with the increase in research related activity previously described. During the nine months ended March 31, 2001, research salaries and support fees increased by $625,100, when compared to the nine months ended March 31, 2000. During the same period, repairs and maintenance expense increased by $115,000, while research related travel expenses increased by $163,900. During the nine months ended March 31, 2001, research related stock-based compensation increased by $97,800, when compared to the same period of the previous year. These increases were offset by a decrease in laboratory supplies expense of $264,400. This decrease in laboratory supplies expense is related to the closing of our domestic research facility during fiscal 2000. This decrease, however, is temporary, as research activity in our Scotland facility will continue to increase and will eventually offset domestic savings.

     General and administrative expenses totaled approximately $1,424,000 for the quarter ended March 31, 2001, a decrease of approximately $658,100 from the same period of the preceding year. Between quarters, significant decreases were realized in stock-based compensation expense and penalties of $1,049,600 and $61,000, respectively. The significant decrease in stock-base compensation is attributable to a $941,000 charge recognized during the third quarter of last year. During the third quarter of fiscal 2000, the company modified the terms of stock options held by Viragen's president. No similar charge was recognized during the current fiscal year. The decrease in penalties is attributable to penalties incurred during the preceding year relating to the 8% convertible promissory notes outstanding at that time. No penalties were incurred during the current year.

     These significant decreases, however, were offset by increases in other costs. During the quarter ended March 31, 2001, administrative salaries and support fees increased by $51,000, when compared to the same period from the preceding year. This increase related specifically to consulting fees paid to administrative consultants. Also, legal fees increased by $308,200 between the quarters ended March 31, 2001 and 2000. The increase in legal fees is related to contract negotiations for research collaborations and patent activity. Viragen has also incurred legal fees in its successful defense against claims in the case, Walter L. Smith v Cytoferon Corp., et al (Case No. 97-3187-CIV-MARCUS).

     General and administrative expenses totaled $3,860,112 and $4,429,624 during the nine months ended March 31, 2001 and 2000, respectively. This represents a decrease of approximately $569,500 (13%) between periods. Similar variances, as those described above, were experienced during the first nine months of fiscal 2001. We realized decreases in stock-based compensation expense and penalties during the first nine months of fiscal 2001. Stock-based compensation expense decreased by $1,269,200, while penalties decreased by $332,000, when compared to the same period of the preceding year. These decreases were also offset by increases in other costs between the nine months ended March 31, 2001 and 2000. During the nine-month period, administrative salaries and support fees increased by $346,100 and legal fees increased by $462,700.

     During the nine months ended March 31, 2001, we recognized approximately $19,000 in losses related to our investment in Inflammatics, Inc. down from $438,000 in the prior year. These losses reflected 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX and the expensing of our excess investment costs. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics. Accordingly, no related loss was recognized during the second and third quarters of fiscal 2001.

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

     Our management anticipates operational losses will continue increasing as we expand our clinical trials of Omniferon. In January 1999, we began implementing a cost-reduction plan. Cost reductions implemented in calendar 1999 saved approximately $2.4 million annually in operating expenses. The reductions included the elimination of administrative and research positions in the U.S. resulting in savings of approximately $1.6 million. We also closed our Florida-based research facility consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We sold our Florida-based research facility in August 2000. These changes in operations reflect the shift from developing Omniferon in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more than offset by increasing expenses in our Scottish facilities, as we continue to expand our clinical trial program in the European Union, along with continuing research projects to further develop our Omniferon product, and expand and develop our oncological and transgenic projects.

                          PART II -- OTHER INFORMATION

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

     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587
CA30) naming the same defendants. The suit alleged breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff claimed that he is entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen, which would have entitled Cytoferon Corp. to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

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

     Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs.

     While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen's president, and Cytoferon Corp. continue to be named as defendants. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and intends to continue to vigorously defend the claims.

     We cannot determine at this point, the loss, if any, which may be incurred from this litigation. No accrual for loss has been recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual shareholders' meeting at the American Stock Exchange in New York, New York on February 14, 2001. Shareholders voted:

          1. To elect two directors to the board of directors, who were classified as class C directors, to serve for the term of their designated class and until their successors have been elected and qualified;

          2. To ratify an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 125 million to 150 million; and

          3. To ratify the appointment of Ernst & Young LLP, as our independent auditors.

     With a majority (92%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

PROPOSAL 1.                                                      FOR       WITHHOLD
-----------                                                   ----------   --------
Election of directors:
  Gerald Smith..............................................  87,540,592   581,376
  Carl N. Singer............................................  87,539,371   582,597

PROPOSAL 2.                                                FOR        AGAINST    ABSTAIN
-----------                                             ----------   ---------   -------
Amendment to increase authorized common stock.........  84,317,202   3,594,164   210,602

PROPOSAL 3.                                                FOR        AGAINST    ABSTAIN
-----------                                             ----------   ---------   -------
Appointment of independent auditors...................  87,422,093     546,440   153,435

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

     During March 2001, the board of directors elected two new directors. Messrs. Abraham Cohen and E. Donald Shapiro were elected by the board of directors to serve as class B directors.

     Mr. Abraham Cohen currently serves as a director of Akzo Corporation (Netherlands), Teva Pharmaceutical Industries Ltd. (Israel), Gen-Probe, Inc., and Smith Barney -- Mutual Funds. Previously, Mr. Cohen served as President of the Merck Sharp & Dohme International Division and as Senior Vice President of Merck & Co.

     Mr. E. Donald Shapiro currently serves as a director of Loral Space & Communications, United Industrial Corporation, Frequency Electronics, Inc., Vasomedical, Inc. and Group Health Inc. He is also the Dean and Professor Emeritus of the New York Law School. Previously, Mr. Shapiro has served as a visiting Professor at Harvard Medical School, New York University School of Medicine and Law, Cleveland-Marshall College and The University College at Buckingham School of Law, England.

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

                                          VIRAGEN, INC.



                                          By: /s/ Dennis W. Healey
                                              ----------------------------------
                                              Dennis W. Healey
                                              Executive Vice President and
                                              Principal Financial Officer



                                          By: /s/ Jose I. Ortega
                                              ----------------------------------
                                              Jose I. Ortega
                                              Controller and
                                              Principal Accounting Officer

Dated: May 14, 2001