Form 10-K405
period 2001-06-30
VIRAGEN INC
filed 2001-09-28
CIK 353482

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 28, 2001 was approximately $127,545,000.

     As of September 28, 2001, Viragen, Inc. had outstanding 99,786,099 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Risk Factors included in registration statement on Form S-3, File No. 333-63246, filed on June 18, 2001, incorporated by reference into Part II Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VIRAGEN, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2001

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   15
Item 6.   Selected Consolidated Financial Data........................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation and Employment Agreements............   25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   30
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................   34

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen, Inc. (which may be referred to as we, us or our) is a Delaware corporation organized in 1980. We are a biotechnology company engaged in the business of researching, developing and manufacturing innovative technologies for the treatment of life-threatening illnesses. We are also in the business of developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

     - human leukocyte derived interferon;

     - avian transgenics technologies; and

     - oncological therapies.

     We operate through:

     - Viragen, Inc. -- parent company;

     - ViraGenics, Inc. -- 100% owned by Viragen, Inc.;

     - Viragen (Europe) Ltd. -- 87% owned by Viragen, Inc.;

     - Viragen (Scotland) Ltd. -- 100% owned by Viragen (Europe) Ltd.; and

     - BioNative AB -- 100% owned by Viragen (Europe) Ltd.

     You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report.

  Interferon

     We produce a natural interferon product named Omniferon (TM) from human white blood cells, also known as leukocytes. Natural interferon stimulates and modulates the human immune system. In addition, interferon may stop the growth of various viruses including those involved with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

     As a result of our acquisition of BioNative AB on September 28, 2001, we also produce a natural interferon product in Sweden named Alfanative(R). BioNative is currently conducting Phase III clinical trials in Germany with Alfanative for the treatment of melanoma, a potentially lethal form of skin cancer.

     Neither the United States Food and Drug Administration nor the European Union regulatory authorities have approved Omniferon for sale to the public. Alfanative is currently approved for use in Sweden in the treatment of hairy cell leukemia and chronic myelogenous leukemia in patients who have failed recombinant therapy.

  Avian Transgenics

     Our avian transgenic project is designed to enable Viragen to produce protein-based drugs, including monoclonal antibodies, inside the eggs of specially developed chickens. Our goal is to develop a technology which will enable us to meet the large-scale production requirements for our own therapeutic protein products. We also believe that this technology will allow us to offer to others in the biopharmaceutical industry an alternate faster method of production of their protein based products with higher capacity at lower costs.

     Avian transgenics offers a potential solution to the production bottleneck currently limiting the growth and contributing to the high cost of protein drugs. Existing protein production technologies are often inefficient and costly. In addition, the explosion in protein drug approvals together with protein-based drugs in pre-clinical and Phase I or Phase II clinical trials has created a worldwide shortage of production capacity.

     We believe our avian transgenics project will offer a rapid and cost effective way to produce large volumes of therapeutic proteins. As well as meeting the current and future alternative production demands of the biopharmaceutical industry and generating significant revenues for Viragen, this project could also accelerate the progress of several life-saving drugs to the market at an affordable cost.

  Oncology Therapies

     Viragen believes that no single approach or method is likely to effectively treat all cancers. Different tumors have many different defective genes. We have approached the treatment of targeted cancers from several directions which we believe will increase our likelihood of clinical success.

     - In collaboration with the Memorial Sloan-Kettering Cancer Center, we have initiated the production of human monoclonal antibodies for the treatment of melanoma and certain other cancers.

     - In collaboration with the UK's Cancer Research Campaign Technology, we are developing a vaccine designed to block the protective effect of the protein CD55 from the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the human immune system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system. Under a worldwide exclusive commercial license granted to us, we are researching a vaccine to remove this protection from tumor cells. A successful vaccine could also offer protection against cancer spreading. We believe this technology would be useful in the treatment of colorectal, breast, ovarian and certain bone cancers.

     - Under a worldwide exclusive license from the U.S. National Institute of Health, we are researching the clinical applications of a monoclonal antibody that recognizes the Notch-1 protein. Cells usually die when they get infected or have outlived their useful purpose. This occurs when a signal is sent to a gene in the cell which then produces Notch proteins. One of these proteins, Notch-1, regulates apoptosis or programmed cell death. We believe this process may be interrupted by expression of the Notch-1 protein. An antibody to the Notch-1 protein could bind to the tumor cell and permit the tumor cells to die. Initial potential targets for this program are cervical, breast and lung cancers.

RECENT DEVELOPMENTS

  Interferon

     On September 28, 2001, Viragen and Viragen (Europe) signed a stock purchase agreement to acquire 100% of BioNative AB, a privately-held Swedish company, initially in exchange for approximately 3 million common shares, or 7.8%, of Viragen (Europe)'s equity. An additional 20.5 million common shares of Viragen (Europe) may be issued upon BioNative meeting certain performance milestones following the closing of the transaction. If all of the additional shares are issued, the former owners of BioNative could own up to approximately 40% of Viragen (Europe).

     BioNative's facilities are located in Umea, Sweden where we manufacture our human leukocyte interferon (alpha) product, Alfanative. Alfanative is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in:

     - the Czech Republic,

     - Indonesia,

     - Hong Kong,

     - Burma,

     - Thailand, and

     - as purified bulk product in Egypt.

     BioNative is also conducting European Phase III clinical trials in Germany with Alfanative in the treatment of malignant melanoma.

  Avian Transgenics

     On November 15, 2000, Viragen entered into a development, license and collaboration agreement with the Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in birds. The technology will be used to create chickens which produce eggs containing targeted new drugs to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products.

     On May 14, 2001, we entered into an option agreement with Geron Corporation. This agreement provides Viragen the option to enter into a license agreement with Geron, during the three-year option period ending May 14, 2004. The license, if entered into, would be for rights to certain nuclear transfer and transgenesis technology owned by Geron. We believe that Geron's technology may enhance the technology which we license from the Roslin Institute (Edinburgh).

OPERATIONS

     In July 1999, Viragen (Scotland) Ltd. received regulatory approval of its Clinical Trial Exemption Application to begin Phase I/II human clinical trials of its Omniferon product, initially for the treatment of hepatitis C. We began our clinical trials in the fourth calendar quarter of 1999. Through BioNative, we are currently conducting Phase III clinical trials of Alfanative in Germany for the treatment of melanoma, a form of skin cancer.

     Pending the outcome of certain negotiations and contingent upon the approval of regulatory and governmental authorities of a foreign country, management will evaluate whether or not to pursue the current EU clinical trials of Omniferon and/or to proceed to Phase III. This decision, will, in part, be based upon that government's decision to permit us to conduct a Phase III clinical trial based upon prior Phase I/II data. Unlike the current EU trial, we would be reimbursed for all costs connected with that trial. Further, the regulatory authorities may permit us to market through a representative distributor during the Phase III clinical trial period, thereby generating revenues. During the anticipated one year period of this trial, marketing would be limited to a specified number of hepatitis C patients.

     In the event management decides to continue European clinical trials, we will require significant additional financing to continue to conduct and complete clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. Clinical testing toward European Union and/or Food and Drug Administration approval is an expensive process that is expected to take several years to complete, with no assurance that regulatory approvals will eventually be obtained.

STRATEGIC ALLIANCES AND SUPPLY AGREEMENTS

  Interferon

     We have entered into a series of strategic alliances and supply agreements with major worldwide suppliers of blood products. These agreements secure reliable and safe sources of human white blood cells, also known as leukocytes, which are critical to the production of interferon. During 1998, we entered into agreements with the American Red Cross and America's Blood Centers. Between them, they collect annually a substantial majority of the U.S. blood supply. We also entered into a series of agreements covering a majority of the blood supply in Germany, a major European supplier.

     In July 1998, we entered into a strategic alliance and supply agreement with America's Blood Centers for the supply of human white blood cells. America's Blood Centers is a national network of non-profit, independent community blood centers operating in 45 states. America's Blood Centers' members annually collect over 45% of the U.S. blood supply through member blood donation centers and mobile collection facilities. Under the America's Blood Centers agreement, we have first and preferential access to all leukocytes produced by America's Blood Centers members who have elected to participate in the program.

We pay a fixed cost for the leukocytes provided during the first two years of the agreement. After the first two years, the price may vary based upon increased costs incurred by participating America's Blood Centers members. In September 2000, the initial two-year term of the agreement was extended for a third year under the same terms.

     The America's Blood Centers agreement also provides for a royalty payment to be paid for each leukocyte provided under this agreement. The royalty is based on the higher of:

     - a percentage of net revenues realized by Viragen,

     - the estimated net revenues that could have been realized, based on the sale of Omniferon, using the America's Blood Centers leukocytes provided, or

     - a fixed dollar amount for the leukocytes.

No minimum order requirement exists under this agreement. However, we have agreed that, prior to the date that a New Drug Approval Application becomes approved by the Food and Drug Administration, we will negotiate in good faith to reach an agreement on a minimum leukocyte purchase commitment.

     In August 1998, we entered into a fifteen-year agreement with the American Red Cross for the supply of leukocytes. The American Red Cross collects approximately half of the U.S. blood supply. The American Red Cross agreement provides for us to purchase leukocytes, consistent with agreed upon specifications, based on quarterly forecasts. We may pay for the leukocytes in cash or our common stock at the option of the American Red Cross. The valuation of shares will be based on the average closing price of our shares for the five days prior to the payment due date less a discount. The American Red Cross agreement also contains an initial price per leukocyte modified by a volume discount pricing schedule and rebate program. This pricing schedule may change based on periodic renegotiations. Upon execution of the agreement we issued a warrant to the American Red Cross to purchase up to 500,000 shares of our common stock with exercise prices ranging from $5.50 to $11.00 per share. We also entered into a stockholder's agreement and registration rights agreement. These agreements relate to shares underlying the warrant and shares received in lieu of cash for leukocyte purchases.

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

     - UAE,

     - Brunei, and

     - other Middle Eastern countries.

     AGC must purchase a minimum of $20 million of Omniferon over five years. The purchase minimums become binding on AGC if and when:

     - AGC receives the required regulatory approvals for product commercialization in the targeted territories, and

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

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for hepatitis B and C. These diseases are at epidemic proportions in the designated territories. In light of the current political climate, this agreement may be modified or substantially changed in accordance with any new laws, rules or regulations.

     In July 1999, Viragen entered into a letter of intent with Drogsan Healthcare, a Turkish pharmaceutical company. The letter of intent outlines the terms of a supply and exclusive distribution agreement between Viragen and Drogsan for natural interferon in Turkey. These terms are similar to the AGC agreement. The final agreement has not yet been completed but negotiations continue.

  Oncological Therapies

     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with the Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody which may be used in conjunction with our Omniferon product, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers.

     In July 2000, Viragen entered into an agreement with the United Kingdom's Cancer Research Campaign Technology and the University of Nottingham to develop a new cancer vaccine therapy for the treatment of several indications including breast, ovarian and colorectal cancers. The development work is taking place primarily at the Cancer Research Campaign's Department of Clinical Oncology at the University of Nottingham in England.

     Under the Cancer Research Campaign Agreement, we were granted an exclusive worldwide commercial license by the Cancer Research Campaign to develop, manufacture and commercialize their patent pending technology based on a tumor-associated antigen. The licensed technology covers the tumor-associated antigen, CD55, the method of its isolation and its potential medical uses, including cancer vaccines.

     In September 2000, we obtained an exclusive worldwide license from the U.S. National Institute of Health to use and further develop a monoclonal antibody potentially useful in the treatment of certain cancers. The antibody or antibody fragment recognizes the Notch-1 protein. The Notch-1 protein is over-expressed in certain tumors including cervical, breast and lung cancers. This project centers on the development of a drug that attacks cancer cells by inducing them to commit suicide, a process that is known as apoptosis.

  Other

     In August 1998, we entered into a strategic alliance with Inflammatics, Inc., a private drug development company, headquartered in Philadelphia, PA. At the same time, we purchased a 10% equity interest in Inflammatics, which is focused on the development of LeukoVAX, an immunomodulating therapy derived from leukocytes. LeukoVAX has conducted Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

     In the fourth fiscal quarter 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who had received LeukoVAX and those who have not. We have announced that we will maintain our 10% equity position and exclusive manufacturing rights.

THE PRODUCTS

     Viragen derives its human leukocyte interferon from human white cells also known as leukocytes. Natural interferon is one of the body's natural defensive responses to foreign substances like viruses. It is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies indicate that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, method of manufacture and resulting composition. The first, as produced by Viragen, is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by cultivated human white blood cells. The introduction of a harmless agent induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies are believed to reduce the effectiveness of the treatment or may cause adverse side effects. Studies suggest that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than with a recombinant or synthetic interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like Viragen were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. They subsequently received Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

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

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to viral infections. Viragen believes interferons can arrest the progress of viral based infections, reducing symptoms and disease-related complications with a minimum of side effects.

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans and 5 million Europeans.

Approximately 30,000 new cases are diagnosed each year in the U.S. and is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our natural interferon product may prove effective in the treatment of this indication. The Food and Drug Administration has approved certain interferons for the treatment of hepatitis C including:

     - Hoffman-LaRoche's Roferon(TM),

     - Schering-Plough's Intron A(TM), and

     - Amgen's Infergen(TM).

We are currently conducting Phase II clinical trials in the European Union for the treatment of hepatitis C.

  Hepatitis B

     Approximately 45% of the world's population live in areas with a high prevalence of hepatitis B infection. In many of these areas, the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood, when the risk of developing chronic infection is highest. The United States is not in a high prevalence area. Here approximately 300,000 cases of acute hepatitis B are diagnosed annually. Between 2% and 10% of these patients develop chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. Viragen believes that our human leukocyte interferon may also prove effective in the treatment of hepatitis B.

  Melanoma

     Melanoma is a type of cancer which originates in the melanocytes, the cells containing skin color. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. An American's lifetime risk of developing melanoma is currently approximately one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

     Through a collaboration agreement with Memorial Sloan-Kettering Cancer Center, we are developing a monoclonal antibody which we intend to be used in conjunction with our interferon product for treatment against this growing concern.

     BioNative is currently conducting a Phase III clinical trial in Germany with Alfanative for the treatment of melanoma.

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

     Through BioNative we are approved in Sweden to manufacture and distribute Alfanative for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon.

  Multiple Sclerosis

     Multiple sclerosis is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

     In June 2001, the UK's Medicines Central Agency approved our application to commence human clinical trials with Omniferon for the treatment of multiple sclerosis. These trials have not yet started. Completion of clinical trials for multiple sclerosis is expected to take several years and require significant additional funding.

  HIV/AIDS

     In March 1996, Viragen, in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from Florida's Health and Rehabilitative Services under Florida's Investigational Drug Program to conduct an investigational study in Florida of our Alpha Leukoferon product, an interferon product we no longer produce. This approval was for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which contributed $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study began in March 1996. A total of 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe and well-tolerated, the overall study results proved to be inconclusive due to the smaller than anticipated number of patients that finished the protocol.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human leukocyte-derived interferon. These raw materials are readily available to us. A stimulating agent, which is harmless to humans, is introduced into the white blood cell culture, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Currently we are manufacturing human leukocyte interferon in our Scottish and Swedish facilities.

     Production methods that we have developed, as well as enhanced methods currently under development, we believe will reduce our costs of production and, ultimately, the market price of human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the desired level of manufacturing proficiency and product improvement.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union and/or Food and Drug Administration approvals of a new biopharmaceutical drug can take 10 to 15 years. It also requires substantial funding. In July 1999, Viragen received approval of its European Clinical Trial Exemption Application to begin clinical trials of Omniferon.

     We are currently evaluating the relative merits of the Omniferon and Alfanative manufacturing processes. Our focus is to evaluate and ultimately adopt the most efficient manufacturing methodologies targeting cell stimulation, purification techniques, product purity and production yields. We expect that our continued evaluation will result in lower production costs and a more competitive sales price of our human leukocyte derived interferon product.

     Research and development costs totaled $7,069,432, $4,836,753 and $5,152,748 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. It is not usual to spend $100 million to $500 million to take a product from the test tube through clinical trials and to market.

ROYALTY AGREEMENT

     Viragen and Medicore, Inc., a former affiliate, have a royalty agreement. It provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

     - 5% of the first $7,000,000 of sales of interferon and related products,

     - 4% of the next $10,000,000, and

     - 3% of the next $55,000,000

until the total of $2,400,000 royalty is paid. The agreement also states that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment. As we have had no interferon sales, no royalty expense has been recognized for the three fiscal years ended June 30, 2001. Management believes that the terms and conditions contained in the royalty agreement will ultimately render the agreement moot and that no royalty payments will be paid.

INTELLECTUAL PROPERTY

     Viragen believes both its and BioNative's production techniques are unique and are capable of yielding a superior quality product. We believe that their production techniques will allow us to offer human leukocyte interferon at a price competitive with the recombinant interferons.

     Viragen has filed three patent applications covering Omniferon production techniques. Our BioNative subsidiary has filed 4 patents relating to Alfanative and related production processes. We have also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, our patent issued in Japan for the topical use of interferon was challenged by a Japanese company. We successfully defended our patent position.

     Under a license agreement between Viragen and Viragen (Europe) Ltd. dated July 12, 1995, Viragen (Europe) has exclusive rights to Viragen's technologies. These include technologies covered by patent for all countries in the European Union. In addition, we granted Viragen (Europe) the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. Viragen (Europe) will pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen had deferred the minimum licensing payment in cash until Viragen (Europe) has the necessary cash flow to meet this payment. In June 2001, accrued licensing fees of $5,333,333 owed to Viragen were paid by Viragen (Europe) through the issuance of 6,274,510 common shares. The initial term of this agreement is 15 years and automatically renews for two successive 15-year periods.

     In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons.

     United States and European Union patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, Viragen may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. Also, no one has alleged patent infringement by Viragen.

     Someone can challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Protection realized may also depend on the type of patent, scope of coverage granted and the legal remedies available in each country. We cannot assure you that any future patents will offer substantial protection or commercial benefit to us.

REGULATION

  United States and European Union

     Viragen's activities, products and processes are subject to substantial government regulation in the United States and within the European Union. The European Union, Food and Drug Administration, state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic products, including ours. European Union and/or Food and Drug Administration approvals for commercialization of any new product can take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining European Union and/or Food and Drug Administration approvals requires extensive animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes several years and substantial funding.

     Viragen, through Viragen (Scotland), completed the preclinical studies of its Omniferon product in the European Union. In July 1999, we received approval of our UK Clinical Trial Exemption application to begin clinical trials on humans. We began the clinical trials during the fourth calendar quarter of 1999. Management is considering submitting an Investigative New Drug Application to the Food and Drug Administration for use of our human leukocyte interferon in the U.S. To help us during the anticipated approval process, we assembled a clinical advisory committee. It consists of scientists, medical researchers and clinicians. They are acting in an advisory capacity to assist us in developing the medical, scientific and clinical aspects in support of our clinical trials, initially within the European Union and eventually in the United States.

     Beginning in 1998, approval of a new drug for use in the entire EU became possible through the European Medicine Evaluation Agency's Mutual Recognition Procedure. The use of this process may allow for product approval across the EU member status. Subject to the successful completion of clinical trials, we believe this would be the most efficient method of distributing an approved product. The European Medicines Evaluation Agency does not, however, have jurisdiction over product pricing. Product pricing and patent reimbursement guidelines are dictated by the EU member status and are subject to change.

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

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is also subject to the laws that apply in the importing countries. For Viragen to conduct this type of sale, we must first comply with all Food and Drug Administration rules and regulations.

     It is possible that the EU regulatory authorities or the Food and Drug Administration could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

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

     During fiscal 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition is still in place and will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized or eliminated. Due to this situation, we have been using leukocytes collected in Germany under our preferential access German Red Cross contractual arrangements, as well as other approved sources.

     In February 2001, we entered into a new agreement with the Common Services Agency of Scotland. This agreement replaced the July 1995 license and manufacturing agreement.

     Under the terms of the new agreement, the Common Services Agency, acting through the Scottish National Blood Transfusion Service, agreed to supply specific services to us in connection with the manufacture of Omniferon. The services to be provided include:

     - manufacturing management;

     - dispensing, capping, coding and inspection;

     - clinical waste management;

     - engineering and validation services;

     - quality control and regulatory services; and

     - quality assurance and regulatory affairs consulting.

     The agreement provides for a pre-negotiated pricing structure for all services.

     Any or all services may be terminated with three months notice by either party except for dispensing, capping, coding and inspection which requires six months notice.

     We agreed to supply the Scottish National Blood Transfusion Service, for medical use by National Health Service patients in Scotland, up to 10% of our Scottish based production per year. This percentage could be increased through a formula to 20% if all leukocytes utilized in our facility were sourced through the Scottish National Blood Transfusion Services. We have agreed to this provision for a period of seven years from the date we receive UK marketing authorization for Omniferon. We have agreed to charge them the lesser of 100% of our manufacturing costs or the UK retail price for the product provided.

     In the event the restrictions on the UK blood supply are removed, the Scottish National Blood Transfusion Service has agreed to supply us exclusively with all available white cells collected by them at their cost. We have agreed to pay them $11,000 per year for this provision. We have the exclusive access to these white cells for the longer of seven years or the duration of our commitment to provide them with a portion of our production.

     Under the terms of the agreement with the German Red Cross, our subsidiary, Viragen (Germany) GmbH, has the right to receive, on a preferential basis, leukocytes produced by the German Red Cross. Viragen (Germany) has a right to receive 1,000,000 leukocytes per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, Viragen (Germany) may determine its annual order quantity up to 1,000,000 leukocytes. After the initial two-year period, the annual order quantity will be 1,000,000 leukocytes plus or minus 15%. Under this agreement, we will pay the German Red Cross a percentage of sales of Omniferon attributable to Viragen (Germany) leukocytes. The German Red Cross will also be entitled to receive priority distributions of Omniferon from German sourced leukocytes. Leukocytes provided by the German Red Cross have been approved for use in our Scottish and Swedish facilities.

COMPETITION

     Competition in the research, development and production of interferon, transgenic and oncological products and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products. These relate to the treatment of cancer and viral infections, including hepatitis C, our first targeted use of Omniferon.

     Alfa Wassermann is presently producing a natural alpha interferon product with distribution primarily in Italy. Interferon Sciences, Inc. a New Jersey based company, is believed to be unable to manufacture its natural interferon product at a competitive cost and believe them not to be a competitive factor in the market.

     We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in the biopharmaceutical industry.

EMPLOYEES

     As of September 25, 2001, we have 80 employees. Of these, 58 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 22 employees are management, regulatory and/or administrative personnel.

ITEM 2.  PROPERTIES

     In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative international marketing and executive offices. The lease contains an option for up to two additional five-year terms. Base lease payments on the facility total $15,700 per month plus common area maintenance charges. Our administrative offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

     In November 1996, through Viragen (Scotland), we entered into a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, consisting of approximately 13,000 square feet, contains laboratory and production facilities. The annual base lease rate for the facility is 88,000 UK pounds or approximately US$125,000 plus adjustment for common area maintenance charges. Viragen (Scotland) has the right to renew the lease for four additional five-year terms. We intend to exercise our first option to extend in October 2001. This will extend our lease through October 2006.

     Through BioNative we lease approximately 12,000 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis at a total lease cost of approximately $22,500 per month.

     BioNative also owns a 21,500 square foot building which is currently under renovation. This building was purchased to provide expanded production capacity and is intended to eventually house all of BioNative's research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $610,000.

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

     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587
CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen's president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen, which would have entitled Cytoferon Corp. to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

     In March 1998, the Circuit Court granted Viragen's motion to dismiss the complaint. Subsequently, the plaintiff filed an amended complaint alleging breach of contract, fraud, violation of Florida's RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgement and specific performance delivery of 441,368 shares of common stock. In April 1998, Viragen filed a motion to dismiss plaintiff's amended complaint which was denied by the court.

     In August 2000, counsel for plaintiff indicated that they desired to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen's president, and Cytoferon Corp. continue to be named as defendants. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and intends to continue to vigorously defend the claims. Motions seeking summary judgment have been filed on behalf of Mr. Smith and Cytoferon and will be heard by the Court in the near future.

     We cannot determine at this point, the ultimate liability, if any, resulting from this litigation. No accrual for loss has been recorded.

     In January 2001, Viragen and its co-plaintiffs the Roslin Institute and Dr. Helen Sang filed suit against AviGenics, Inc. in the Superior Court of California for San Mateo County (Case No.: 415458). The lawsuit was brought in response to allegations by AviGenics that a restrictive covenant contained in a consulting agreement that Dr. Helen Sang, who works at the Roslin Institute, had entered into with AviGenics precluded her and Roslin from doing business with Viragen. In its lawsuit, Viragen sought a judicial declaration that (i) Dr. Sang's restrictive covenant was void and unenforceable, (ii) Viragen, Roslin and Dr. Sang had the right to do business together, and (iii) no trade secret information belonging to AviGenics was implicated by Viragen's business relationship with the Roslin Institute and Dr. Sang. The lawsuit also sought damages against AviGenics for tortuously interfering in Viragen's business relationship with the Roslin Institute and Dr. Sang and for attempting to enforce an invalid restrictive covenant.

     By order dated March 30, 2001 that lawsuit was dismissed on forum non convenience grounds. The order of dismissal is the subject of a pending appeal to the Court of Appeal of the State of California, First Appellate District, Division Three (Case No.: A094759).

     In March 2001, AviGenics, Inc. filed suit against Viragen and its co-defendants Roslin Institute and Dr. Helen Sang in the Superior Court of Athens-Clarke County, Georgia (Case No.: SU-01-CV-0468-S). In its amended complaint, AviGenics alleges that Viragen and its co-defendants breached contractual duties of confidentiality, conspired to and did misappropriate AviGenics' relationships with Dr. Sang and Roslin.

     Viragen's motion to dismiss AviGenics' lawsuit in its entirety for lack of jurisdiction over Viragen in the State of Georgia is pending before the court. Viragen believes AviGenics' lawsuit to be entirely without substantive merit, and Viragen possesses valid and significant legal defenses to AviGenics' claims. Viragen is vigorously defending against AviGenics' claims, and, while the eventual outcome cannot be assured, anticipates that those claims either will be dismissed for lack of jurisdiction over Viragen or else will ultimately be resolved in Viragen's favor. No accrual for loss has been recorded in this matter.

     In February 2001, Viragen filed a lawsuit, (Viragen, Inc. v. Walter Larry Smith, W. Richard Leuck, Roland St. Louis, Jr., Esq., Juan C. Martinez, Esq., St. Louis, Guerra, Auslander, P.A. and John Does Nos. 1-10, Case No. 01-3842 CA
01) in a malicious prosecution and conspiracy action against the above mentioned parties in a attempt to recapture the losses incurred by Viragen, Inc. as a result of having to disclose the lawsuit Walter L. Smith v. Gerald Smith, Cytoferon Corp., Viragen, Inc. and John Does Nos. 1-10, Case No. 97-25587 CA
(30) ("Smith Litigation") as well as the attorneys' fees and costs expended by Viragen, Inc. in defending this action. The Smith Litigation wrongfully alleged that Viragen, Inc. engaged in, among other things, fraud and RICO violations during the course of a 1992 stock offering done by Cytoferon, Corp. In the Smith Litigation, the Court granted final summary judgment in favor of Viragen, Inc., specifically finding that there was no evidence connecting Viragen, Inc. in any way to the allegations made against it in the complaint in that action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Viragen's common stock traded on the over-the-counter bulletin board from June 29, 1999 through April 16, 2000, under the symbol "VRGN." Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol "VRA." The following table lists the high and low closing quotations for our common stock since July 1, 1999.

                                                              HIGH     LOW
                                                              -----   -----
2000 -- 2001
First quarter ended 9/30/00.................................  $2.75   $1.38
Second quarter ended 12/31/00...............................   2.50    1.25
Third quarter ended 3/31/01.................................   1.69    1.12
Fourth quarter ended 6/30/01................................   1.26    1.07
1999 -- 2000
First quarter ended 9/30/99.................................  $1.05   $ .48
Second quarter ended 12/31/99...............................   1.59     .55
Third quarter ended 3/31/00.................................   4.75    1.09
Fourth quarter ended 6/30/00................................   3.00    1.31

     These quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 28, 2001, we had approximately 2,600 stockholders of record. On September 28, 2001, the closing price of the common stock was $1.34 per share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with selected historical consolidated financial data of Viragen, Inc. We have prepared this information using Viragen Inc.'s audited consolidated financial statements for the five years ended June 30, 2001.

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

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                              YEAR ENDED JUNE 30,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $    718   $    171   $    374   $  1,143   $  1,404
Net loss....................................   (11,008)   (12,311)   (10,651)    (7,856)    (4,775)
Loss attributable to common stock...........   (11,010)   (12,316)   (11,653)   (10,354)   (14,674)
Loss per average common share...............     (0.12)     (0.16)     (0.19)     (0.21)     (0.37)
Weighted average common shares
  outstanding...............................    95,117     78,453     60,109     50,503     39,135

                        CONSOLIDATED BALANCE SHEET DATA

                                                                      JUNE 30,
                                                   -----------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
Working capital (deficit)........................  $ 6,178   $ 7,006   $(2,290)  $ 7,842   $29,331
Total assets.....................................   12,821    14,450     8,529    15,895    37,462
Long-term debt...................................       25       658       352     7,466       239
Stockholders' equity.............................   10,292    11,816     3,836     5,887    32,144

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts the media and others.

     Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. They are a number of factors -- many beyond our control -- they could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

     Forward-looking statements might include one or more of the following:

     - projections of future revenue;

     - anticipated clinical trial commencement dates, completion timelines or results;

     - descriptions of plans or objectives of management for future operations, products or services;

     - forecasts of future economic performance; and

     - descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" or words of similar meaning. They may also use words such as "well", "would", "should", "could" or "may".

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the "Risk Factors" section included in our registration statement on Form S-3 (File No. 333-63246) as filed with the Securities and Exchange Commission on June 18, 2001. We are incorporating these "Risk Factors" by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. Viragen will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

     - whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

     - whether our patents applications result in the issuance of patent, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

     - whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;

     - whether we are able to secure sufficient funding to complete product development, including clinical trials;

     - whether we can generate revenues sufficient to offset our historical losses, or achieve profitability; and

     - whether we can absorb BioNative's operations successfully;

     - whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $11,007,809, $12,310,895 and $10,650,832 for the fiscal years ended June 30, 2001, 2000 and
1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, Viragen had on-hand approximately $7,659,000 in cash. Between July 1, 2001 and September 28, 2001, we have raised $333,000 in additional equity capital, net of finders fees and issuances costs. We believe that our current cash balances, coupled with planned fundings under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

     Our working capital totaled approximately $6,178,000 on June 30, 2001, a decrease in working capital of $828,000 from the previous year end balance. This decrease in working capital is primarily attributable to the use of cash to fund operations totaling approximately $9,916,000 and additions to property, plant and equipment of $381,000. These decreases were offset, however, by the sale of approximately 7,787,000 shares of common stock for $9,515,000, net of related fees, during fiscal 2001. Additionally, the decreases were offset by capital raised through stock option and warrant exercises totaling approximately $459,000.

     While subject to significant limitations, Viragen, at June 30, 2001, has available approximately $38.5 million in net tax operating loss carryforwards expiring between 2002 and 2021. We can use these carryforwards to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

     We began our clinical trials for Omniferon in the European Union during the fourth calendar quarter of 1999. We cannot assure you that we will be able to obtain approval of this project or our oncology and avian transgenics projects since they are subject to the successful completion of lengthy and costly clinical trials. The completion of these projects also depends on our ability to raise significant additional investment capital.

     We estimate that we will may require funding of approximately $25 million, over the next two years. These funds would be used to fund operations including clinical trials. We will also use future funding, if any, for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

     In September 2001, we acquired 100% ownership of BioNative, AB, a privately held Swedish company, initially in exchange for approximately 3 million common shares of Viragen (Europe). An additional 20.5 million common shares of Viragen (Europe) may be issued upon BioNative meeting certain performance milestones. These milestones are tied to progressive regulatory approvals of BioNative's Alfanative interferon product.

     BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement. We intend to expand our productive capacity in Sweden through the renovation of a 21,500 square foot facility purchased by BioNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $610,000. We estimate the cost of renovation to be approximately $3 million, incurred over an 18 month period.

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. During fiscal 2000, we raised approximately $8,335,000 in investment capital, net of fees and other costs amounting to approximately $590,000, under this agreement. During fiscal 2001, we raised an additional $9,515,000, net of fees and related costs totaling approximately $416,000.

     We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of September 28, 2001, we had drawn down placed approximately $19.2 million of the total $60 million available under this agreement. The Ladenburg Thalmann agreement expires on December 31, 2001.

RESULTS OF OPERATIONS

     Viragen recognized no sales revenue or related costs for the fiscal years ended June 30, 2001, 2000 or 1999. We have had limited potential for sales prior to receiving the necessary regulatory approvals from the U.S. Food and Drug Administration and/or comparable European authorities for the commercialization of our projects. As a result of our acquisition of BioNative in September 2001, we now have a licensed product, Alfanative(R). Alfanative is a human leukocyte derived interferon, licensed for sale in Sweden for the treatment of hairy cell leukemia and chronic myelogenous leukemia in patients who have failed therapy with recombinant (synthetic) interferon.

  2001 Compared to 2000

     Research and development costs totaled approximately $7,069,000 during fiscal 2001. This represents an increase of $2,233,000, when compared to fiscal 2000. This increase reflects significant research and development costs related to the development, scale-up and clinical trial projects associated with our Omniferon product. We have also realized an overall increase in our research and development costs because of collaborative agreements entered into with the Roslin Institute (Edinburgh), the Memorial Sloan-Kettering Cancer Center, Cancer Research Campaign Technology Ltd., and the National Institute of Health. We have entered into these collaborative agreements in order to more fully develop the potential applications of our Omniferon product, as well as broaden our future product offerings including those utilizing transgenics technologies and monoclonal antibodies. The increase in research and development costs is consistent with the increase in the research related activity described. During the year ended June 30, 2001, research salaries and support fees increased by $1,817,000, when compared to the previous year. During fiscal 2001, repairs and maintenance expense increased by $149,000. Research related travel expenses increased by $197,000. These increases were offset by a decrease in laboratory supplies expense of $70,000. This decrease in laboratory supplies expense is related to the closing of our domestic research facility during fiscal 2000. This decrease, however, is temporary, as research activity in our Scottish and Swedish facilities is expected to increase and will eventually offset domestic savings.

     General and administrative expenses totaled approximately $5,317,000 and $6,067,000 during fiscal years 2001 and 2000, respectively. This represents a decrease of approximately $749,900 (12%) between years. We realized decreases in stock-based compensation expense and penalties attributable to convertible promissory notes during fiscal 2001. Stock-based compensation expense decreased by $1,868,000, while penalties decreased by $332,000, when compared to the preceding year. During the third quarter of fiscal 2000, the company modified the terms of stock options held by Viragen's president resulting in a charge of $941,000. No similar charge was recognized during the current fiscal year. Additionally, we recognized an adjustment of $329,000 during the fourth quarter to reduce stock-based compensation. During that quarter, a consultant's warrants to acquire 322,220 shares of common stock expired without vesting. The decrease in penalties is attributable to penalties incurred during the preceding year relating to the 8% convertible promissory notes outstanding at that time. No penalties were incurred during the current year. These decreases were offset by increases in other costs between fiscal years 2001 and 2000. During the year, administrative salaries and support fees increased by $276,000 and legal fees increased by $791,000. The increase in administrative salaries and support fees related specifically to consulting fees paid to administrative consultants. The increase in legal fees is related to contract negotiations for research collaborations and patent activity. Viragen has also incurred legal fees in its successful defense against claims in the case, Walter L. Smith v Cytoferon Corp., et al (Case No. 97-3187-CIV-MARCUS).

     During fiscal 2001, we recognized approximately $19,000 in losses related to our investment in Inflammatics, Inc. down from $653,000 in the prior year. These losses reflected 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX and the expensing of our excess investment costs. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics.

     The significant decrease in interest expense is related to debt instruments that were outstanding during fiscal 2000, but not outstanding during fiscal 2001. Specifically, during fiscal 2000, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 and a short-term promissory note totaling $600,000. We incurred approximately $700,000 of additional interest expense on reset shares issued to investors upon the conversion of the 8% convertible promissory notes. Additionally, we had two convertible promissory notes, each for $1,000,000 in principal, which were issued in February and March 2000. Both promissory notes were converted into common stock in June 2000.

     Our management anticipates operational losses will continue for the foreseeable future as we broaden the focus of our research activities. In January 1999, we began implementing a cost-reduction plan. Planned cost reductions implemented in calendar 1999 were expected to save approximately $2.4 million annually in operating expenses. The reductions included the elimination of administrative and research positions in the U.S. saving approximately $1.6 million. We also closed our Florida-based research facility consolidating these operations in our Scottish facility and saving approximately an additional $800,000 annually. We sold our Florida-based research facility in August 2000. These changes in operations reflect the shift from developing Omniferon in our domestic laboratories to scale-up development and conducting clinical research in the European Union. As a result, while significant savings will be realized in the U.S., particularly in general and administrative expenses, these savings will be more that offset by increasing expenses in our Scottish and Swedish facilities. Research and development related to our oncology and avian transgenics projects are also being conducted in Scotland.

  2000 Compared to 1999

     Research and development costs totaled approximately $4,837,000 for fiscal 2000 compared to $5,153,000 for the previous year. This represents a decrease of $316,000 in research related costs between years.

     In November 1999, we ceased all research projects being conducted in our Florida laboratory facility. All research related projects, including research related to production scale-up, were shifted to our Edinburgh, Scotland facility. We believe that this consolidation step will improve and streamline our scientific development efforts, as well as reduce operating costs by consolidating operations in one facility. During fiscal 2000, domestic laboratory supplies expense and research related salaries and support fees decreased by $609,000 and $503,000, respectively, when compared to the previous year, while foreign laboratory supplies expense and research related salaries and support fees increased by $171,000 and $647,000, respectively, when compared to the previous year. The increase in foreign research costs also reflects the additional costs associated with our clinical trials for hepatitis C, which began in Europe during fiscal 2000.

     General and administrative expenses totaled approximately $6,067,000 for fiscal 2000, an increase of approximately $538,000 over the preceding year. This increase reflects an increase in compensation expense on stock options and warrants granted or modified of $1,485,000 offset by a decrease in administrative salaries and support fees of $694,000 due to the implementation of our cost reduction program. Also, legal fees decreased between the years by $275,000, primarily due to reduced litigation fees and higher fees in the prior year associated with contract negotiations completed in fiscal 1999.

     On February 7, 2000, the board of directors voted to modify the terms of an option to purchase 1.4 million shares of common stock which had been granted to Viragen's president during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of $941,000 relating to the modification of the grant.

     We recognized approximately $653,000 in losses related to our investment in Inflammatics, Inc. during fiscal 2000. This is down from $757,000 in the prior year. This loss reflects 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The loss also includes the amortization of the related capitalized finders fee and warrant costs. These costs are being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics.

     The significant increase in interest expense is related to debt instruments that were outstanding during fiscal 2000, but not outstanding during the prior year. Specifically, Viragen had outstanding 8% convertible promissory notes with a principal balance of $2,000,000 during the first quarter of fiscal 2000. Also, Viragen incurred approximately $700,000 of interest expense on reset shares issued to investors upon the conversion of the promissory notes during the first fiscal quarter. Viragen also borrowed $1,000,000 during the current fiscal year through two short-term promissory notes. During February and March 2000, Viragen borrowed an additional $2,000,000 by issuing convertible notes to Active Investors Ltd. II and AMRO International, S.A. bearing interest rates of 8% and 9.5%, respectively. Viragen recognized $440,000 in additional interest expense, due to a beneficial conversion rate on these promissory notes. The conversion rates on the notes were discounted 18% from the then current market price of our common stock.

     During fiscal 2000, we spent approximately $50,000 on year 2000 computer related projects. During that period and subsequent to our year end, we did not experience any significant year 2000 related disruptions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 2001, a change in interest rates would not have a material impact on our future operating results or cash flows.

  Foreign Currency Exchange Risk

     We believe our foreign currency risk is not material. At the present time, we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland, and the United Kingdom which are not participating in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                               SERVED AS OFFICER
                  NAME                     AGE   POSITION WITH THE COMPANY   AND/OR DIRECTOR SINCE   CLASS
                  ----                     ---   -------------------------   ---------------------   -----
Gerald Smith.............................  70    Chairman of the Board               1994
                                                 Chief Executive Officer             1998              C
                                                 President                           1993
Dennis W. Healey.........................  53    Chief Financial Officer             1980
                                                 Treasurer                           1980              B
                                                 Director                            1984
                                                 Executive Vice President            1993
                                                 Secretary                           1994
D. Magnus Nicolson, Ph.D.................  41    Chief Operating Officer             1999
Melvin Rothberg..........................  54    Executive Vice President            1999
Carl N. Singer...........................  85    Director                            1997              C
Peter D. Fischbein.......................  61    Director                            1981              B
Charles J. Simons........................  83    Director                            1998              A
Robert C. Salisbury......................  57    Director                            1998              A
Abraham Cohen............................  65    Director                            2001              B
E. Donald Shapiro........................  70    Director                            2001              B

     On February 28, 1997, we amended our Certificate of Incorporation and set up a classified board of directors with the 1997 annual meeting. Following that meeting, we divided directors into three subclasses consisting of class A, class B and class C. The initial term of the class A directors expired after the 1998 annual meeting of stockholders; the term of the class B directors initially expired after the 1999 annual meeting; and the term of the class C directors initially expired after the 2000 annual meeting.

     At each annual meeting of stockholders, directors for the respective class whose term has expired will be elected. The directors chosen to succeed those whose terms have expired will be elected to hold office for a term to expire at the third ensuing annual meeting of stockholders after their election, and until their respective successors are elected and qualified. Terms of our directors expire as follows:

     - class A -- after our 2001 annual meeting of stockholders;

     - class B -- after our 2002 annual meeting of stockholders; and

     - class C -- after our 2003 annual meeting of stockholders

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

     Dennis W. Healey is a certified public accountant. He was appointed chairman of the board and chief executive officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as chairman of the board to Mr. Smith. In July 1994, he relinquished the position of chief executive officer. Upon Gerald Smith becoming president in May 1993, Mr. Healey became executive vice president. He has served as chief financial officer and treasurer since 1980. Mr. Healey was appointed secretary in 1994. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen (Europe).

     D. Magnus Nicolson, Ph.D. was appointed chief operating officer of Viragen and Viragen (Europe) in July 1999 and August 1999, respectively. Dr. Nicolson was elected a director of Viragen (Europe) in 1997. He has served as the managing director of Viragen (Scotland) since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as:

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

     Melvin Rothberg joined Viragen as chief executive officer of Viragen U.S.A. in April 1998. In April 1999, Mr. Rothberg assumed the position of an executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company, from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company, from 1983 to 1990. Mr. Rothberg also serves as a director of Viragen (Europe).

     Carl N. Singer was elected a director in August 1997 and currently serves as chairman emeritus. He currently serves as chairman of the executive committee and as a member of the compensation committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, a fund managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as a director of Viragen (Europe).

     Peter D. Fischbein is an attorney who has been practicing law for approximately 36 years. Mr. Fischbein has served as a director of Viragen since 1981. Mr. Fischbein served as Viragen's secretary between May and December 1994. Mr. Fischbein was appointed to serve on the audit and finance committee in November 2000. His former law firm on occasion represented Viragen and the Viragen Research Associates Limited Partnership, which has contracts with Viragen, Inc. Mr. Fischbein has been general partner of several limited partnerships engaged in oil exploration and real estate development.

     Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairman of the audit and finance committee and the compensation committees of the board of directors. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Also, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is a director of Veridian Corporation, an aerospace company, and a number of private companies. He was also a director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is also a director of MedWaste, Inc., Diasa Inc. and Excalibur Corporation. Mr. Simons is an investor in Active Investors II, a fund managed by Fundamental Management Corporation. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen in two separate transactions, in exchange for 1,800,016 shares of our common stock.

     Robert C. Salisbury was appointed a director of Viragen in December 1998. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He also served as a vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998.

Mr. Salisbury also serves as a director of Packard Bio-Science Company, a leading supplier of instruments to the life sciences research and nuclear industries. Mr. Salisbury also serves as a director and investor in Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, a fund managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock.

     Mr. Abraham Cohen was elected by our board of directors, during March 2001, to serve as a class B director. Mr. Cohen currently serves as a director of Akzo Corporation (Netherlands), Teva Pharmaceutical Industries Ltd. (Israel), Gen-Probe, Inc., and Smith Barney -- Mutual Funds. Previously, Mr. Cohen served as President of the Merck Sharp & Dohme International Division and as Senior Vice President of Merck & Co.

     Mr. E. Donald Shapiro was elected by our board of directors, during March 2001, to serve as a class B director. Mr. Shapiro currently serves as a director of Loral Space & Communications, United Industrial Corporation, Frequency Electronics, Inc., Vasomedical, Inc. and Group Health Inc. He is also the Dean and Professor Emeritus of the New York Law School. Previously, Mr. Shapiro has served as a visiting Professor at Harvard Medical School, New York University School of Medicine and Law, Cleveland-Marshall College and The University College at Buckingham School of Law, England.

     There is no family relationship between any of the officers and directors.

     In September 2000, Robert H. Zeiger resigned his position as a director of Viragen and member of the executive committee. His resignation was due to health reasons. Sidney Dworkin, Ph.D., a director of Viragen and member of the audit and finance committee died on October 17, 2000. During September 2001, Jose I. Ortega resigned his position as controller of Viragen and Viragen (Europe).

     During fiscal 2001, Viragen's board of directors met on 5 occasions. Viragen has an executive committee, an audit and finance committee and a compensation committee.

  Executive Committee

     The executive committee acts for the full board during intervals between board meetings, except on matters which by law may not be delegated. The executive committee will meet as necessary. All actions by the committee are reported at the next board of directors meeting. During fiscal 2001, the executive committee met on 4 occasions. The executive committee consists of Carl
N. Singer (chairperson) and Gerald Smith.

  Audit and Finance Committee

     The audit and finance committee of the Viragen, Inc. board of directors was organized in February 1998. It is composed of three independent directors and operates under a written charter adopted by the board of directors in July 2000. The committee members are Charles J. Simons (chairperson), Robert C. Salisbury and Peter D. Fischbein. During fiscal 2001, the audit and finance committee met on 5 occasions.

     The audit and finance committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. In this context, the committee has met and held discussions with management and the independent auditors. Management represented to the committee that Viragen's consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees).

     In addition, the committee has discussed with the independent auditors, the auditor's independence from the company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

     The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of Viragen's internal controls, and the overall quality of our financial reporting.

     In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Viragen's annual report on Form 10-K for the year ended June 30, 2001, for filing with the Securities and Exchange Commission.

  Compensation Committee

     The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of Charles J. Simons (chairperson), Carl N. Singer and Robert C. Salisbury.

     AUDIT AND FINANCE COMMITTEE AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Currently, there are three members of the audit and finance committee and the compensation committee. All members are outside directors.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table includes information concerning the compensation and employment agreements of the chief executive officers of Viragen and the four other most highly compensated executive officers as of June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                                -----------------------
                                                                                        AWARDS
                                                                                -----------------------
                                                                                             SECURITIES
                                           ANNUAL COMPENSATION                  RESTRICTED   UNDERLYING
                             ------------------------------------------------     STOCK       OPTIONS/
                                                               OTHER ANNUAL       AWARDS        SARS
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)    BONUS($)    COMPENSATION($)       ($)          (#)
---------------------------  ----   ----------   ---------   ----------------   ----------   ----------
Gerald Smith...............  2001    $296,333      $ --            $ --            $ --       850,000
  Chairman of the            2000     282,000        --              --              --            --
  Board, CEO and             1999     282,000        --              --              --            --
  President
Dennis W. Healey...........  2001     252,000        --              --              --       150,000
  Exec. V.P.,                2000     252,000        --              --              --            --
  Treasurer, CFO             1999     252,000        --              --              --            --
  and Director
D. Magnus Nicolson.........  2001     170,000        --              --              --            --
  COO                        2000     170,000        --              --              --       200,000
                             1999     115,000        --              --              --            --
Melvin Rothberg............  2001     172,500        --              --              --            --
  Exec. V.P.                 2000     160,000        --              --              --       350,000
                             1999     150,000        --              --              --            --

                                 LONG TERM COMPENSATION
                             ------------------------------
                                        PAYOUTS
                             ------------------------------

                                LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION  PAYOUTS($)    COMPENSATION($)
---------------------------  -----------   ----------------
Gerald Smith...............     $ --             $ --
  Chairman of the                 --               --
  Board, CEO and                  --               --
  President
Dennis W. Healey...........       --               --
  Exec. V.P.,                     --               --
  Treasurer, CFO                  --               --
  and Director
D. Magnus Nicolson.........       --               --
  COO                             --               --
                                  --               --
Melvin Rothberg............       --               --
  Exec. V.P.                      --               --
                                  --               --

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

     On March 1, 1997, Mr. Smith also entered into a two year employment agreement with Viragen (Europe) Ltd. under terms similar to those of his Viragen employment agreement. The agreement provided for an annual salary of $10,000 and $20,000 for the first and second years. We amended the agreement on July 3, 1997, to provide for an annual salary of $72,000 for the year July 1, 1997 through June 30, 1998, and $82,000 per annum for the period from July 1, 1998 through February 28, 1999. Mr. Smith's employment agreements with both Viragen and Viragen (Europe) expired on March 1, 1999. On that date, he entered into a single two year employment agreement with Viragen under terms similar to his previous agreements. This agreement provided for a total annual salary of $282,000.

     On March 1, 2001, Mr. Smith renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Smith is to receive an annual salary of $325,000. He also received options to purchase 850,000 shares of common stock at $1.35 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Mr. Smith's employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen's stock at the date of the transaction. All other terms are similar to his previous agreements.

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

     On March 1, 1997, Mr. Healey entered into a two-year employment agreement with Viragen (Europe) Ltd., subsequently amended on July 3, 1997. This agreement was to run concurrent with Mr. Smith's Viragen (Europe) agreement and superceded all previous agreements. This agreement provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 for the year ended June 30, 1998, and $38,000 for the eight month period ending February 28, 1998. Upon the expiration of Mr. Healey's employment agreements with Viragen and Viragen (Europe), on March 1, 1999, he entered into a single employment agreement with Viragen under terms similar to his previous agreements. The agreement provided for a total annual salary of $252,000.

     On March 1, 2001, Mr. Healey renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Healey is to receive an annual salary of $252,000. He also received options to purchase 150,000 shares of common stock at $1.35 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Mr. Healey's employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen's stock at the date of the transaction. All other terms are similar to his previous agreements.

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

     On July 1, 2001, Dr. Nicolson renewed his two year employment agreement with Viragen. Under the new agreement, Dr. Nicolson is to receive an annual salary of $172,500. He also received options to purchase 50,000 shares of Viragen (Europe) Ltd. common stock at $0.85 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. All other terms are similar to his previous agreement.

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

     On July 1, 2001, Mr. Rothberg renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Rothberg is to receive an annual salary of $172,500. He also received options to purchase 50,000 shares of common stock at $1.25 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Mr. Rothberg's auto allowance was increased to $600 per month. All other terms are similar to his previous agreements.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2001 to each person named in the summary compensation table.

                                                                                         POTENTIAL REALIZED
                                                  INDIVIDUAL GRANTS                       VALUE AT ASSUMED
                                ------------------------------------------------------     ANNUAL RATES OF
                                 NUMBER OF      % OF TOTAL                                   STOCK PRICE
                                 SECURITIES    OPTIONS/SARS                               APPRECIATION FOR
                                 UNDERLYING     GRANTED TO    EXERCISE OR                    OPTION TERM
                                OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION   -------------------
NAME                             GRANTED(#)    FISCAL YEAR      ($/SH)         DATE         5%        10%
----                            ------------   ------------   -----------   ----------   --------   --------
Gerald Smith..................    850,000         48.9%          $1.35       2/28/07     $352,750   $790,500
Dennis W. Healey..............    150,000           8.6           1.35       2/28/07      103,750    232,500
D. Magnus Nicolson............         --            --             --            --           --         --
Melvin Rothberg...............         --            --             --            --           --         --

OPTION EXERCISES AND HOLDINGS

     The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2001 by each person named in the summary compensation table and the unexercised options held as of the end of the 2001 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                   OPTIONS AT FY END(#)              AT FY END($)
                             SHARES ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                            EXERCISE(#)       REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ------------------   -----------   -----------   -------------   -----------   -------------
Gerald Smith...............            --           $    --      2,475,000       425,000       $750,000        $    --
Dennis W. Healey...........       100,000            94,000        425,000        75,000             --             --
D. Magnus Nicolson.........            --                --        113,333        66,667         71,400         42,000
Melvin Rothberg............            --                --        225,000            --         78,750             --

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

     As of September 28, 2001, there were no additional options available under the 1995 or 1997 stock option plans.

OTHER OPTION GRANTS

     On February 14, 2001, Viragen granted options to purchase an aggregate 315,000 shares of common stock to four directors and one officer. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates, at $1.35 per share. The options were allocated, as follows:

     - Peter D. Fischbein -- 5,000 shares;

     - Robert C. Salisbury -- 5,000 shares;

     - Charles J. Simons -- 5,000 shares;

     - Carl N. Singer -- 250,000 shares; and

     - Jose I. Ortega -- 50,000 shares.

     On March 21, 2001, we also granted options to purchase common stock to Abraham Cohen and E. Donald Shapiro. Both are directors of Viragen and received these options as compensation for additional consulting services being provided to us. Each received options to purchase 200,000 common shares at $1.20 per share. These options vest 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options are exercisable over five years from the vest dates.

     Additionally, Messrs. Cohen and Shapiro each received options to purchase 5,000 common shares at $1.16. These options were granted as compensation for participation in a board of directors meeting held on May 16, 2001. These options vest one-half on the date of grant and one-half on the first year anniversary. The options are also exercisable over five years from the vest dates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows certain information regarding Viragen's common stock beneficially owned at September 28, 2001, by:

     - each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen's common stock,

     - each of Viragen's directors, and

     - all officers and directors as a group.

     A person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days. At September 28, 2001, there were 99,786,099 shares of common stock outstanding.

                                                                                    COMMON SHARES
                                                                                  BENEFICIALLY OWNED
                                                                              --------------------------
                                                    BENEFICIAL   PERCENT OF                 ACQUIRABLE
NAME OF BENEFICIAL OWNER                            OWNERSHIP      CLASS      CURRENTLY   WITHIN 60 DAYS
------------------------                            ----------   ----------   ---------   --------------
Gerald Smith......................................  2,917,000       2.8%         17,000     2,475,000
Carl N. Singer....................................  4,265,841       4.3       3,815,841       291,666
Dennis W. Healey..................................    865,000       0.9         365,000       425,000
Peter D. Fischbein................................    405,000       0.4         350,000        52,500
Charles J. Simons.................................     40,000       0.0          10,000        27,500
Robert C. Salisbury...............................     30,000       0.0          30,000         2,500
Abraham Cohen.....................................    210,000       0.2              --       105,000
E. Donald Shapiro.................................    210,000       0.2              --       105,000
Officers & Directors (as a Group of 10 persons)...  9,418,141       9.0       4,603,141     3,914,166

     The beneficial ownership figures include 3,836,341 common shares and warrants to acquire 100,000 common shares held by Fundamental Management Corporation, a Florida-based institutional investment fund, which have been attributed to Carl N. Singer. Mr. Singer is the chairperson of Fundamental

Management Corporation. Mr. Salisbury is also a director and investor in Fundamental Management Corporation.

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

     To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gerald Smith and Dennis W. Healey, who are principal officers of Viragen, also serve as the principal officers of Viragen (Europe).

     On September 1, 1998, Gerald Smith and Dennis W. Healey each exercised 250,000 options to purchase Viragen common stock. Both exercised their options through the issuance of promissory notes payable to Viragen totaling $300,000. Mr. Smith and Mr. Healey also entered into related pledge and escrow agreements. The promissory notes carried an interest rate of 5.47%, payable semi-annually, and were secured by the underlying common stock purchased. The purchased shares were being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Smith paid $100,000 of the principal on his promissory note, plus related interest, during January 2000. Mr. Healey paid-in-full the $150,000 principal, plus related interest, on his promissory note, during March 2000. Viragen released the collateral on the two promissory notes.

     Carl N. Singer, a director of Viragen and the chairman of its executive committee, also exercised options for 50,000 shares on October 1, 1998. Peter Fischbein, a director, exercised options for 200,000 shares on October 8, 1998. Charles F. Fistel, a former officer, exercised options totaling 410,000 shares on May 3, 1999 and May 11, 1999. These options were all exercised through the issuance of promissory notes payable Viragen totaling $302,000, and related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 5.06% and 5.15%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. During February 2000, Mr. Fischbein exercised options for an additional 25,000 common shares through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bears interest at 6.46%. Mr. Singer paid-in-full the $59,000 principal, plus related interest, on his promissory note, during March 2000. Mr. Singer's collateral was released from escrow upon receipt of his payment. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed common shares were released to Mr. Fistel upon receipt of his payment.

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

     During fiscal 2001, Mr. Simons received $36,000 as compensation for serving as chairman of the audit and finance committee.

     During October 2000, Dennis W. Healey and Sidney Dworkin, a former director of Viragen, each exercised 100,000 options to purchase common stock. Both exercised their options through the issuance of promissory notes payable to Viragen totaling $100,000. Messrs. Healey and Dworkin also entered into related pledge and escrow agreements. The promissory notes carry an interest rate of 6.00%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements.

     During March 2001, Abraham Cohen and E. Donald Shapiro entered into consulting agreements with Viragen. Each is to provide consulting services to Viragen for a two year period ending March 31, 2003. These consulting services are in addition to their service on the board of directors. As compensation, each was granted options to purchase 200,000 common shares at $1.20 per share. These options vest 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options are exercisable over five years from the vest dates.

     During May 2001, Robert C. Salisbury entered into a consulting agreement with Viragen. He is to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services are in addition to his service on the board of directors. As compensation, he will be granted warrants to purchase up to 110,000 common shares. The warrants will be granted in tranches upon performance of specific criteria. The warrants will vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants will be exercisable for five years from the vest dates, at 115% of the fair market value of Viragen's common stock on the dates of grant.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this annual report.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 1.        --   All financial statements see Index to Consolidated Financial
                Statements.
 2.        --   Exhibits
 3.        --   Articles of Incorporation and By-Laws.
 3.1       --   Articles of Incorporation and By-Laws (incorporated by
                reference to Viragen's registration statement on Form S-1
                dated June 8, 1981, File No. 2-72691).
 3.2       --   Certificate of Amendment of Certificate of Incorporation
                dated September 11, 1986 (incorporated by reference to
                Viragen's registration statement on Form S-2 dated October
                24, 1986, File No. 33-9714).
 3.3       --   Certificate of Amendment of Certificate of Incorporation
                dated April 8, 1987 (incorporated by reference to Viragen's current report on Form 8-K dated April 17, 2000, filed on
                April 13, 2000).
 3.4       --   Certificate of Amendment of Certificate of Incorporation
                dated May 11, 1993 (incorporated by reference to Viragen's current report on Form 8-K dated April 17, 2000, filed on
                April 13, 2000).
 3.5       --   Certificate of Amendment of Certificate of Incorporation
                dated February 28, 1997 (incorporated by reference to
                Viragen's current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).
 3.6       --   Certificate of Amendment of Certificate of Incorporation
                dated July 2, 1997 (incorporated by reference to Viragen's current report on Fort 8-K dated April 17, 2000, filed on
                April 13, 2000).
 3.7       --   Certificate of Amendment of Certificate of Incorporation
                dated October 4, 1999 (incorporated by reference to
                Viragen's current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).
 3.8       --   Certificate of Amendment of Certificate of Incorporation
                dated August 28, 2001, filed on August 28, 2001.
 4.        --   Instruments defining the rights of security holders,
                including indentures.
 4.1       --   Form of common Stock Certificate (incorporated by reference to Viragen's registration statement on Form S-1 dated June
                8, 1981, File No. 2-72691).
 4.2       --   Certificate of Designation for Series A Preferred Stock, as
                amended (incorporated by reference to 1986 Form S-2, Part
                II, Item 16, 4.4).
 4.3       --   Specimen Certificate for Unit (Series A Preferred Stock and
                Class A Warrant) (incorporated by reference to 1986 Form
                S-2, Part II, Item 15.
 4.4       --   1995 Stock Option Plan (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed June 9,
                1995).
 4.5       --   1997 Stock Option Plan (incorporated by reference to
                Viragen's Registration Statement of Form S-8 filed April 17,
                1998).
 4.6       --   Subscription Agreement between Active Investors Ltd. II and
                Viragen, Inc. dated February 18, 2000 (incorporated by
                reference to Viragen's Registration Statement on Form S-3
                filed May 19, 2000).
 4.7       --   Loan and Escrow Agreement between AMRO International, S.A.
                and Viragen, Inc. dated March 1, 2000 (incorporated by
                reference to Viragen's Registration Statement on Form S-3
                filed May 19, 2000).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.8       --   Common Stock Purchase Warrant issued to Equitable Equity
                Lending, Inc. dated November 1, 1999 (incorporated by
                reference to Viragen's Registration Statement on Form S-3
                filed May 19, 2000).
 4.9       --   Common Stock Purchase Warrant granted to Girmon Investment
                Co., Limited dated December 21, 1998 (incorporated by
                reference to Viragen's Registration Statement on Form S-8
                filed May 19, 2000).
 4.10      --   Common Stock Purchase Warrant granted to Robert Keller, M.D.
                dated November 1, 1999 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
 4.11      --   Common Stock Purchase Warrant granted to David W.
                Kirchembaum dated November 1, 1999 (incorporated by
                reference to Viragen's Registration Statement on Form S-8
                filed May 19, 2000).
 4.12      --   Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
 4.13      --   Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
 4.14      --   Form of Common Stock Purchase Warrants granted to Pablo A.
                Guzman, M.D. between April 2, 1998 and November 4, 1999
                (incorporated by reference to Viragen's Registration
                Statement on Form S-8 filed May 19, 2000).
 4.15      --   Common Stock Purchase Warrant granted to Dunwoody Brokerage
                Services, Inc. dated December 28, 1999 (incorporated by
                reference to Viragen's Registration Statement on Form S-8
                filed May 19, 2000).
 4.16      --   Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen's
                Registration Statement on Form S-8 filed May 19, 2000).
 4.17      --   Common Stock Purchase Warrant granted to Cameron Associates,
                Inc. dated January 17, 2000 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
 4.18      --   Common Stock Purchase Warrant granted to Nassau Securities,
                Int'l. dated April 17, 2000 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
 4.19      --   Stock Option Agreement between Viragen, Inc. and Gerald
                Smith dated February 7, 2000 (incorporated by reference to
                Viragen's Registration Statement on Form S-8 filed May 19,
                2000).
10.        --   Material contracts.
10.1       --   Research Agreement between the Registrant and Viragen
                Research Associates Limited Partnership dated December 29,
                1983 (incorporated by reference to Medicore's S-1, File No.
                2-89390, dated February 10, 1984 ("Medicore's S-1"), Part
                II, Item 16(a)(10)(xxxiii)).
10.2       --   License Agreement between the Registrant and Viragen
                Research Associates Limited Partnership dated December 29,
                1983 (incorporated by reference to Medicore's S-1, Part II,
                Item 16(a)(10)(xxxiv)).
10.3       --   Royalty Agreement between the Company and Medicore, Inc.
                dated November 7, 1986 (incorporated by reference to the
                November 1986 Form 8-K, Item 7(c)(i)).
10.4       --   Amendment to Royalty Agreement between the Company and
                Medicore, Inc. dated November 21, 1989 (incorporated by
                reference to the Company's Current Report on Form 8-K dated
                December 6, 1989, Item 7(c)(i)).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.5       --   Agreement for Sale of Stock between the Company and
                Cytoferon Corp. dated February 5, 1993 (incorporated by
                reference to the Company's Current Report on Form 8-K dated
                February 11, 1993 Item 7(c)(28)).
10.6       --   Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by
                reference to the Company's Current Report on Form 8-K dated
                May 5, 1993, Item 7(c)(28)(i)).
10.7       --   Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by
                reference to the Company's June 30, 1993 Form 10-K, Part IV,
                Item 14(a)(10)(xix)).
10.8       --   Marketing and Management Services Agreement between the
                Company and Cytoferon Corp. dated August 18, 1993
                (incorporated by reference to the Company's June 30, 1993
                Form 10-K, Part IV, Item 14(a)(10)(xxiii)).
10.9       --   Agreement for Sale of Stock between Cytoferon and the
                Company dated November 19, 1993 (incorporated by reference to the Company's June 30, 1994 Form 10-K, Part IV, Item
                14(a)(10)(xxiv)).
10.10      --   Amendment No. 1 to Agreement for Sale of Stock with
                Cytoferon (incorporated by reference to the Company's 1995
                Form SB-2, Part II, Item 27(10)(xxxii)).
10.11      --   License and Manufacturing Agreement with Common Services
                Agency (incorporated by reference to the Company's 1995 Form
                SB-2, Part II, Item 27(10)(xxxvi)).
10.12      --   Series H Convertible Preferred Stock, Form of Subscription
                Agreement dated February 17, 1998 and related Registration
                Agreement and Common Stock Purchase Warrants (incorporated
                By reference to the Company's Registration Statement on Form
                S-3 dated April 17, 1998).
10.13      --   Series I Convertible Preferred Stock, Form of Subscription
                Agreement dated April 2, 1998 and related Registration
                Rights Agreement and Common Stock Purchase Warrants
                (incorporated by reference to the Company's Registration
                Statement on Form S-3 dated April 17, 1998).
10.14      --   Cooperation and Supply Agreement between the Company,
                Viragen Deutschland GmbH and German Red Cross dated March
                19, 1998 (Certain portions of this exhibit have been
                redacted pursuant to a Confidentiality Request submitted to
                The Securities and Exchange Commission).
10.15      --   Buffycoat Supply Agreement between America's Blood Centers and the Company dated July 15, 1998 (Certain portions of
                this exhibit have been redacted pursuant to a
                Confidentiality Request submitted to the Securities and
                Exchange Commission).
10.16      --   Agreement between the Company and the American Red Cross
                dated August 18, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request
                submitted to the Securities and Exchange Commission).
10.17      --   Strategic Alliance Agreement between the Company and
                Inflammatics, Inc. and Inflammatics Inc. Series A
                Convertible Preferred Stock Purchase Agreement (incorporated
                By reference to the Company's Annual Report on Form 10-K for
                The year ended June 30, 1998).
10.18      --   Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the
                Company's Annual Report on Form 10-K/A for the year ended
                June 30, 1998).
10.19      --   Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the
                Company's Annual Report on Form 10-K/A for the year ended
                June 30, 1998).
10.20      --   Dennis W. Healey Pledge and Escrow Agreement for 200,000
                Shares dated September 1, 1998 (incorporated by reference to
                The Company's Annual Report on Form 10-K/A for the year
                Ended June 30, 1998).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.21      --   Dennis W. Healey Pledge and Escrow Agreement for 50,000
                Shares dated September 1, 1998 (incorporated by reference to
                The Company's Annual Report on Form 10-K/A for the year
                Ended June 30, 1998).
10.22      --   Southern Health SDN. BHD Option to Purchase Master License
                dated March 23, 1998.
10.23      --   Placement Agreement, Placement Agent Warrant and Investor
                Warrant dated September 22, 1998 (incorporated by reference to Viragen's Annual Report on Form 10-K for the year ended
                June 30, 1998).
10.24      --   Purchase Agreement between the Registrant, the Isosceles
                Fund and Cefeo Investments Limited dated March 17, 1999
                (incorporated by reference to Viragen's Amendment No. 1 to
                Registration Statement on Form S-3 filed on June 21, 1999,
                File No. 333-75749).
10.25      --   8% Redeemable Convertible Promissory Note to the Isosceles
                Fund dated March 17, 1999 (incorporated by reference to
                Viragen's Form S-3 registration statement filed April 6,
                1999, File No. 333-75749).
10.26      --   8% Redeemable Convertible Promissory Note to Cefeo
                Investments Limited dated March 17, 1999 (incorporated by
                reference to Viragen's Form S-3 registration statement filed
                April 6, 1999, File No. 333-75749).
10.27      --   Common Stock Purchase Warrant issued to the Isosceles Fund
                Dated March 17, 1999 (incorporated by reference to Viragen's
                Form S-3 registration statement filed April 6, 1999, File
                No. 333-75749).
10.28      --   Supply and Distribution Agreement between Viragen and the
                Adamjee Group of Companies dated November 16, 1998
                (incorporated by reference to the Viragen (Europe) Ltd.
                Annual Report on Form 10-K for the year ended June 30,
                1999).
10.29      --   Employment Agreement between Viragen and Gerald Smith dated
                March 1, 1999 (incorporated by reference to Viragen's Annual
                Report on Form 10-K for the year ended June 30, 1999).
10.30      --   Employment Agreement between Viragen and Dennis W. Healey
                Dated March 1, 1999 (incorporated by reference to Viragen's
                Annual Report on Form 10-K for the year ended June 30,
                1999).
10.31      --   Memorandum of Agreement between the Isosceles Fund and the
                Company dated March 17, 1999 (incorporated by reference to
                Viragen's Annual Report on Form 10-K for the year ended June
                30, 1999).
10.32      --   Letter of Intent between the Company and Drogsan Healthcare
                Dated July 2, 1999 (incorporated by reference to the Viragen
                (Europe) Ltd. Annual Report on Form 10-K for the year ended
                June 30, 1999).
10.33      --   Common stock and Warrants Agreement. Stock Purchase Warrant and Registration Rights Agreement dated November 24, 1999
                (incorporated by reference to Viragen's Current Report on
                Form 8-K dated December 9, 1999).
10.34      --   Carl N. Singer Promissory Note, Pledge and Escrow Agreement
                for 50,000 shares dated October 1, 1998 (incorporated by
                reference to Viragen's Form S-1/A registration statement
                filed December 22, 1999, File No. 333-75749).
10.35      --   Peter Fischbein Promissory Note, Pledge and Escrow Agreement
                for 200,000 shares dated October 8, 1998 (incorporated by
                reference to Viragen's Form S-1/A registration statement
                filed December 22, 1999, File No. 333-75749).
10.36      --   Employment Agreement, Stock Option Agreement between Viragen and Melvin Rothberg dated July 1, 1999 (incorporated by
                reference to Viragen's Form S-1/A registration statement
                filed December 22, 1999, File No. 333-75749).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.37      --   Employment Agreement, Stock Option Agreement between Viragen
                (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1,
                1999 (incorporated by reference to Viragen's Form S-1/A
                registration statement filed December 22, 1999, File No.
                333-75749).
10.38      --   Promissory Note and Mortgage and Security Agreement dated
                August 10, 1999 (incorporated by reference to Viragen's Form
                S-1/A registration statement filed December 22, 1999, File
                No. 333-75749).
10.39      --   Mortgage and Security Agreement dated November 3, 1999
                (incorporated by reference to Viragen's Form S-1/A
                registration statement filed December 22, 1999, File No.
                333-75749).
10.40      --   Dennis W. Healey Promissory Note, Pledge and Escrow
                Agreement for 100,000 shares dated October 3, 2000.*
10.41      --   Development, License and Collaborative Agreement between
                Roslin Institute (Edinburgh) and Viragen, Inc. dated
                November 15, 2000 (incorporated by reference to Viragen's
                Form S-3 registration statement filed December 29, 2000,
                File No. 333-52996).
10.42      --   Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001.*
10.43      --   Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001.*
10.44..    --   Consulting Agreement, Stock Option Agreement between Viragen and E. Donald Shapiro dated March 21, 2001.*
10.45..    --   Consulting Agreement, Stock Option Agreement between Viragen and Abraham Cohen dated March 21, 2001.*
10.46..    --   Option Agreement between Geron Corporation and Viragen, Inc.
                Dated May 14, 2001 (incorporated by reference to Viragen's
                Form S-3 registration statement filed June 18, 2001, File
                No. 333-63246).
10.47..    --   Consulting Agreement between Viragen and Robert C. Salisbury dated May 23, 2001.*
10.48..    --   Agreement for the Acquisition of BioNative AB between Hakon
                Borg and others, Viragen (Europe) Limited and Viragen, Inc.
                dated September 28, 2001 (incorporated by reference to
                Viragen (Europe) Limited's annual report on Form 10-K filed
                September 28, 2001).
21.        --   Subsidiaries of the registrant.*
23.        --   Consent of Independent Certified Public Accountants.*

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

Dated: September 28, 2001

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

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----


                 /s/ GERALD SMITH                    Chairman of the Board of         September 27, 2001
 ------------------------------------------------      Directors, President and
                   Gerald Smith                        Principal Executive Officer


                /s/ CARL N. SINGER                   Director, Chairman Emeritus      September 27, 2001
 ------------------------------------------------      and Chairman of the
                  Carl N. Singer                       Executive Committee


               /s/ DENNIS W. HEALEY                  Executive Vice President,        September 27, 2001
 ------------------------------------------------      Treasurer, Principal
                 Dennis W. Healey                      Financial Officer, Principal
                                                       Accounting Officer, Director
                                                       and Secretary


              /s/ CHARLES J. SIMONS                  Director and Chairman of the     September 27, 2001
 ------------------------------------------------      Audit and Finance Committee
                Charles J. Simons


                /s/ ABRAHAM COHEN                    Director                         September 28, 2001
 ------------------------------------------------
                  Abraham Cohen


              /s/ PETER D. FISCHBEIN                 Director                         September 28, 2001
 ------------------------------------------------
                Peter D. Fischbein


             /s/ ROBERT C. SALISBURY                 Director                         September 28, 2001
 ------------------------------------------------
               Robert C. Salisbury


              /s/ E. DONALD SHAPIRO                  Director                         September 28, 2001
 ------------------------------------------------
                E. Donald Shapiro

                              FORM 10-K -- ITEM 8

                         VIRAGEN, INC. AND SUBSIDIARIES

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen, Inc. and subsidiaries are included:


Report of Independent Certified Public Accountants..........        F-2

Consolidated balance sheets -- June 30, 2001 and 2000.......        F-3

Consolidated statements of operations -- Years ended June
  30, 2001, 2000 and 1999...................................        F-4

Consolidated statements of stockholders' equity -- Years
  ended June 30, 2001, 2000 and 1999........................        F-5

Consolidated statements of cash flows -- Years ended June
  30, 2001, 2000 and 1999...................................  F-6 - F-7

Notes to consolidated financial statements..................        F-8

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

                         VIRAGEN, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Miami, Florida
August 17, 2001, except for Note R
as to which the date is September 28, 2001

                         VIRAGEN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  7,659,153   $  8,094,448
  Prepaid expenses..........................................       185,072        418,238
  Other current assets......................................       420,634        294,776
                                                              ------------   ------------
          Total current assets..............................  $  8,264,859   $  8,807,462
Property, Plant and Equipment:
  Land, building and improvements...........................     2,341,557      3,557,486
  Equipment and furniture...................................     3,994,890      5,976,641
  Construction in progress..................................            --         59,026
                                                              ------------   ------------
                                                                 6,336,447      9,593,153
  Less accumulated depreciation.............................    (1,813,561)    (4,073,394)
                                                              ------------   ------------
                                                                 4,522,886      5,519,759
Investment in unconsolidated company........................            --         18,767
Deposits and other assets...................................        33,206        103,938
                                                              ------------   ------------
                                                              $ 12,820,951   $ 14,449,926
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  1,440,322   $  1,061,457
  Accrued expenses and other liabilities....................       606,611        616,400
  Current portion of long-term debt.........................        39,490        123,400
                                                              ------------   ------------
          Total current liabilities.........................     2,086,423      1,801,257
Royalties payable...........................................       107,866        107,866
Long-term debt, less current portion........................        25,488        600,106
Minority interest...........................................       308,765         66,772
Put warrants, 100,000 common shares exercisable at $2.75 per
  share through June 20, 2001...............................            --         58,000
Commitments and Contingencies:
Stockholders' Equity:
  Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and
     outstanding 2,650 shares. Liquidation preference value:
     $10 per share, aggregating $26,500.....................         2,650          2,650
  Common stock, $.01 par value. Authorized 150,000,000 and
     125,000,000 shares at June 30, 2001 and 2000,
     respectively; issued 100,259,174 and 91,397,402 shares
     at June 30, 2001 and 2000, respectively, of which
     845,277 shares are held as treasury stock at June 30,
     2001 and 2000..........................................     1,002,590        913,972
  Capital in excess of par value............................    85,300,017     75,408,262
  Treasury stock, at cost...................................    (1,277,613)    (1,277,613)
  Accumulated deficit.......................................   (73,847,731)   (62,837,272)
  Accumulated other comprehensive loss......................      (620,308)      (231,213)
  Notes due from directors..................................      (267,196)      (162,861)
                                                              ------------   ------------
          Total stockholders' equity........................    10,292,409     11,815,925
                                                              ------------   ------------
                                                              $ 12,820,951   $ 14,449,926
                                                              ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           2001           2000           1999
                                                       ------------   ------------   ------------
Income:
  Interest and other income..........................  $    717,567   $    170,512   $    374,064
                                                       ------------   ------------   ------------
                                                            717,567        170,512        374,064
Costs and Expenses:
  Research and development costs.....................     7,069,432      4,836,753      5,152,748
  General and administrative expenses................     5,316,842      6,066,784      5,528,410
  Equity in losses of unconsolidated company.........        18,767        652,978        757,256
  Interest expense...................................        23,470      1,717,316        574,375
                                                       ------------   ------------   ------------
                                                         12,428,511     13,273,831     12,012,789
                                                       ------------   ------------   ------------
Loss before minority interest........................   (11,710,944)   (13,103,319)   (11,638,725)
Minority interest in loss of consolidated
  subsidiaries.......................................       703,135        792,424        987,893
                                                       ------------   ------------   ------------
          NET LOSS...................................   (11,007,809)   (12,310,895)   (10,650,832)
Deduct required dividends on convertible preferred
  stock, series A....................................         2,650          2,650          2,650
Deduct required dividends on convertible preferred
  stock, series H....................................            --             --        676,498
Deduct required dividends on convertible preferred
  stock, series I....................................            --          2,699        322,774
                                                       ------------   ------------   ------------
LOSS ATTRIBUTABLE TO COMMON STOCK....................  $(11,010,459)  $(12,316,244)  $(11,652,754)
                                                       ============   ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE, after
  deduction for required dividends on convertible
  preferred stock....................................  $      (0.12)  $      (0.16)  $      (0.19)
                                                       ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES.....    95,116,909     78,452,813     60,109,133
                                                       ============   ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                   PREFERRED                  CAPITAL                                   COMPREHENSIVE   NOTES DUE
                                    STOCK,       COMMON     IN EXCESS OF    TREASURY     ACCUMULATED       (LOSS)         FROM
                                   SERIES A      STOCK       PAR VALUE        STOCK        DEFICIT         INCOME       DIRECTORS
                                   ---------   ----------   ------------   -----------   ------------   -------------   ---------
Balance at July 1, 1998..........   $2,650     $  534,168   $45,686,143    $  (996,541)  $(39,624,889)    $ 284,990     $      --
 Consulting fees paid with common
   stock.........................                     250        12,250
 Compensation expense on stock
   options and warrants..........                               369,647
 Exercise of compensatory common
   stock options and warrants....                     500        49,500
 Exercise of compensatory common
   stock options with promissory
   notes.........................                  11,600       592,900                                                  (459,500)
 Exercise of debt and equity
   offering warrants.............                   2,785       200,704
 Sale of detachable warrants on
   convertible promissory
   notes.........................                               344,854
 Cost of warrants issued to
   finders on convertible
   promissory notes..............                                24,078
 Private placement of common
   stock.........................                  27,500     1,347,500
 Purchase of treasury stock......                                             (281,072)
 Accrued interest income on
   directors' notes..............                                                                                          (7,342)
 Capitalized cost of warrants
   issued for investment in
   unconsolidated company........                               329,000
 Capital contribution to Viragen
   (Europe) Ltd..................                              (788,641)
 Conversion of series H preferred
   stock.........................                  82,556     4,917,444
 Conversion of series I preferred
   stock.........................                  32,718     1,857,282
 Dividend on series A preferred
   stock.........................                                                             (2,650)
 Accretion of series H and series
   I preferred stock.............                                                           (242,657)
 Accretion paid in common
   stock.........................                   7,058       410,544
 Foreign currency translation
   adjustment....................                                                                          (240,329)
 Unrealized gain on marketable
   securities, available for
   sale..........................                                                                             2,091
 Net loss........................                                                        (10,650,832)
                                    ------     ----------   -----------    -----------   ------------     ---------     ---------
Balance at June 30, 1999.........   $2,650     $  699,135   $55,353,205    $(1,277,613)  $(50,521,028)    $  46,752     $(466,842)
 Consulting fees paid with common
   stock.........................                   1,070        85,930
 Conversion of convertible
   promissory notes into common
   stock.........................                  61,529     4,054,832
 Reset shares issued on 8%
   convertible promissory notes..                  10,981       686,265
 Beneficial conversion rate on
   convertible promissory
   notes.........................                               440,000
 Exercise of compensatory common
   stock options and warrants....                  15,674     1,310,421
 Exercise of compensatory common
   stock options with promissory
   notes.........................                   5,250       269,750                                                  (275,000)
 Exercise of debt and equity
   offering warrants.............                  15,286       816,403
 Compensation expense on stock
   options and warrants..........                             2,149,654
 Sale of detachable warrants on
   convertible promissory notes
   and short-term borrowings.....                               166,250
 Private placement of common
   stock, net....................                 102,281    10,485,867
 Collections on promissory notes
   issued for common stock
   exercises.....................                                                                                         571,500
 Dividend on series A preferred
   stock.........................                                                             (2,650)
 Capital contribution to Viragen
   (Europe) Ltd..................                              (532,512)
 Exercise of subsidiaries' common
   stock options.................                                 1,344
 Conversion of series I preferred
   stock.........................                   2,461       107,539
 Accretion of series I preferred
   stock.........................                                                             (2,699)
 Accretion paid in common
   stock.........................                     305        13,314
 Accrued interest income on
   directors' notes..............                                                                                           7,481
 Foreign currency translation
   adjustment....................                                                                          (277,965)
 Net loss........................                                                        (12,310,895)
                                    ------     ----------   -----------    -----------   ------------     ---------     ---------
Balance at June 30, 2000.........    2,650        913,972    75,408,262     (1,277,613)  (62,837,272)      (231,213)     (162,861)
 Consulting fees paid with common
   stock.........................                   2,667       334,833
 Compensation expense on stock
   options and warrants..........                               513,533
 Private placement of common
   stock, net....................                  77,868     9,436,986
 Exercise of compensatory common
   stock options and warrants....                   6,083       453,027
 Exercise of compensatory common
   stock options with promissory
   notes.........................                   2,000        98,000                                                  (100,000)
 Capital contribution to Viragen
   (Europe) Ltd..................                              (945,128)
 Exercise of subsidiaries' common
   stock options.................                                   504
 Dividend on series A preferred
   stock.........................                                                             (2,650)
 Accrued interest income on
   directors' notes..............                                                                                          (4,335)
 Foreign currency translation
   adjustment....................                                                                          (389,095)
 Net loss........................                                                        (11,007,809)
                                    ------     ----------   -----------    -----------   ------------     ---------     ---------
Balance at June 30, 2001.........   $2,650     $1,002,590   $85,300,017    $(1,277,613)  $(73,847,731)    $(620,308)    $(267,196)
                                    ======     ==========   ===========    ===========   ============     =========     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
Net loss....................................................  $(11,007,809)  $(12,310,895)  $(10,650,832)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................       610,894        682,009        635,692
  Consulting fees paid with common stock....................       337,500         47,000         12,500
  Compensation expense on stock options and warrants........       513,533      2,149,654        369,647
  Minority interest in loss of subsidiary...................      (703,135)      (792,424)      (987,893)
  Gain on sale of property, plant and equipment.............      (195,919)            --             --
  Impairment loss recognized on long-lived assets...........            --        101,859             --
  Amortization of discounts on convertible promissory notes
    and short-term borrowings...............................            --        236,373        274,731
  Interest expense on reset shares..........................            --        697,246             --
  Interest expense on beneficial conversion rate of
    convertible promissory notes............................            --        440,000             --
  Recovery of bad debts.....................................            --        (24,630)            --
  Bad debt expense..........................................            --             --         24,630
  Increase (decrease) relating to operating activities from:
  Prepaid expenses..........................................       198,024        (72,759)       (37,566)
  Other current assets......................................      (125,858)       (43,713)       344,887
  Investment in unconsolidated company......................        18,767        652,977        757,256
  Deposits and other assets.................................        70,732        223,801        215,977
  Accounts payable..........................................       378,865        (70,866)       302,662
  Accrued expenses and other liabilities....................        (7,139)        88,807         (9,783)
  Deferred income...........................................            --             --       (200,000)
  Notes due from directors..................................        (4,335)         7,481         (7,342)
                                                              ------------   ------------   ------------
    Net cash used in operating activities...................    (9,915,880)    (7,988,080)    (8,955,434)
Investing Activities:
  Additions to property, plant and equipment................      (380,949)      (237,712)      (497,117)
  Sale of property, plant and equipment.....................       721,050             --             --
  Investment in unconsolidated company......................            --             --     (1,100,000)
  Sale of marketable securities, available-for-sale.........            --             --      6,108,504
                                                              ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................       340,101       (237,712)     4,511,387
Financing Activities:
  Payments on long-term debt................................      (725,066)      (285,937)      (168,977)
  Proceeds from private placements, net.....................     9,514,854     10,588,148      1,375,000
  Proceeds from exercise of compensatory common stock
    options and warrants....................................       459,110      1,326,095         50,000
  Proceeds from exercise of debt and equity offering
    warrants................................................            --        831,689        203,489
  Collections on promissory notes issued for compensatory
    common stock option exercises...........................            --        651,500             --
  Proceeds from sale of convertible promissory notes, net...            --      1,772,985      1,516,966
  Proceeds from sale of detachable warrants with convertible
    promissory notes and short-term borrowings..............            --        166,250        344,854
  Proceeds from short-term borrowings, net..................            --        887,740             --
  Payments on short-term borrowings.........................            --       (400,000)            --
  Preferred dividends paid to preferred stock series A......        (5,300)            --             --
  Purchase of treasury stock................................            --             --       (281,072)
  Proceeds from exercise of subsidiaries' common stock
    options.................................................           504          1,344             --
                                                              ------------   ------------   ------------
    Net cash provided by financing activities...............     9,244,102     15,539,814      3,040,260
    Effect of exchange rate fluctuations on cash............      (103,618)      (275,161)      (248,943)
                                                              ------------   ------------   ------------
  (Decrease) increase in cash and cash equivalents..........      (435,295)     7,038,861     (1,652,730)
  Cash and cash equivalents at beginning of period..........     8,094,448      1,055,587      2,708,317
                                                              ------------   ------------   ------------
  Cash and cash equivalents at end of period................  $  7,659,153   $  8,094,448   $  1,055,587
                                                              ============   ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                               YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                            2001      2000       1999
                                                           -------   -------   --------
Interest paid............................................  $23,470   $94,446   $299,644
Income taxes paid........................................       --        --         --

     During the years ended June 30, 2001, 2000 and 1999, Viragen had the following non-cash investing and financing activities:

                                                             YEAR ENDED JUNE 30,
                                                     -----------------------------------
                                                       2001         2000         1999
                                                     ---------   ----------   ----------
Exercise of common stock options with promissory
  notes............................................  $ 100,000   $  275,000   $  604,500
Contribution of intercompany balances as capital to
  Viragen (Europe) Ltd.............................   (945,128)    (532,512)    (788,641)
Purchase of insurance with notes payable...........     22,858       33,422       94,627
Purchase of assets with notes payable..............     78,953           --           --
Settlement of note payable upon trade-in of
  asset............................................    (33,916)          --           --
Cancellation of put warrants.......................    (58,000)          --           --
Refinancing of short-term borrowings to long-term
  debt.............................................         --      600,000           --
Accrued consulting fees paid with common stock.....         --       40,000           --
Conversion of convertible notes and accrued
  interest into common stock.......................         --    4,116,361           --
Issuance of put warrants for consulting fees.......         --       58,000           --
Conversion of preferred stock into common stock....         --      110,000    6,890,000
Accretion paid in common stock.....................         --       13,619      417,602
Equipment acquired through capital leases..........         --           --        4,809
Capitalized cost of warrants issued for investment
  in unconsolidated company........................         --           --      329,000
Cost of warrants issued to finders on convertible
  notes............................................         --           --       24,078

  See notes to consolidated financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

     On September 28, 2001, subsequent to fiscal 2001, Viragen and Viragen (Europe) Ltd. purchased through the issuance of Viragen (Europe) Ltd. stock, 100% of BioNative AB, a privately-held Swedish corporation, engaged in the development, manufacture and distribution of human leukocyte derived interferon.

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

     Financial Instruments: The carrying amount of financial instruments including cash and cash equivalents, accounts payable, and accrued expenses and other liabilities approximate fair value as of June 30, 2001, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2001, based on the current interest rates and repayment terms.

     Other Current Assets: Other current assets consisted of the following at June 30, 2001 and 2000:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Note receivable.............................................  $115,885   $115,885
VAT tax refund receivable...................................   222,965    143,104
Other current assets........................................    81,784     35,787
                                                              --------   --------
                                                              $420,634   $294,776
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

Building and improvements...................................  15-39 years
Equipment and furniture.....................................   5-10 years

     Debt Issued with Stock Purchase Warrants: Viragen accounts for debt issued with stock purchase warrants in accordance with APB 14 -- "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants."

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2001 and 2000:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accrued salaries............................................  $ 49,951   $ 46,114
Accrued rent expense........................................   129,943    129,249
Accrued accounting fees.....................................    20,000    156,867
Accrued legal fees..........................................    91,160      3,798
Other accrued expenses......................................   315,557    280,372
                                                              --------   --------
                                                              $606,611   $616,400
                                                              ========   ========

     Sale of Stock by Subsidiaries: Viragen accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

     Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. Viragen translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and records translation adjustments in stockholders' equity. Statement of operations accounts is translated at average rates for the period. Transaction adjustments, which are not material, are recorded in results of operations.

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

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128 -- "Earnings per Common Share." The effects of convertible debt and equity securities, warrants, and options totaling 11,202,258 are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share. Loss attributable to common stock

                         VIRAGEN, INC. AND SUBSIDIARIES
reflects adjustments for cumulative preferred dividends, as well as embedded dividends arising from discounted conversion terms on convertible preferred stocks and related warrants.

     Embedded dividends included in loss attributable to common stock during each fiscal year presented are:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
PREFERRED STOCK                                               2001   2000     1999
---------------                                               ----   ----   --------
Series H....................................................  $ --   $ --   $510,731
Series I....................................................    --     --    245,884

     Comprehensive Loss: SFAS No. 130 -- "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in financial statements. Viragen's comprehensive loss for fiscal years 2001, 2000, and 1999 totaled $11,396,904, $12,588,860 and $10,889,070, respectively.

     Recent Pronouncements: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 -- "Business Combinations" and SFAS No.
142 -- Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. It also changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 changes the method of accounting for goodwill and indefinite lived intangible assets. The requirements of both SFAS Nos. 141 and 142 are effective for transactions occurring after June 30, 2001.

     Management believes that the impact of SFAS 141 and SFAS 142 will not be significant to Viragen.

NOTE B.  REDEEMABLE PREFERRED STOCK, SERIES H AND SERIES I

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

     During fiscal 2000, the series H and I investors exercised 216,469 of the Nine Month warrants. They also exercised 147,457 of the Twelve Month warrants during fiscal 2000. All of the Fifteen Month warrants were exercised during fiscal 2000. During fiscal 2001, the series H and I investors did not exercise any of their warrants. At June 30, 2001, there are 112,941 and 71,187 of the Nine Month and Twelve Month warrants outstanding, respectively.

     The series H and series I placement agent received a commission of $490,000 for the placement of the series H preferred stock and H warrants and series I preferred stock and I warrants. In addition, the placement agent received placement agent warrants to purchase an aggregate of 402,052 shares of common stock, which were subsequently transferred to affiliates and employees of the placement agent. The placement agent warrants entitle the holders to exercise those warrants at an exercise price of $1.684 per share at any time between the date of their respective issuances and February 19, 2003; provided that if the date of exercise occurs after February 19, 1999, the exercise price of the placement agent warrants will be the lesser of $1.684 per share or the lowest reset price as calculated on each one year anniversary of the date of issuance during the warrant term. During fiscal 2000, these individuals exercised warrants for 109,064 shares of common stock. During fiscal 2001, these individuals did not exercise any of the remaining warrants. The H and I placement agents have 292,988 warrants remaining at June 30, 2001.

NOTE C.  CAPITAL STOCK

PREFERRED STOCK, SERIES A

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and June 30, 2000, we raised approximately $8,335,000 in additional capital, net of a 7% finders fee and other issuance costs amounting to approximately $590,000, under the shelf registration. We issued an aggregate of 5,590,528 common shares, as a result of this financing activity. We also issued warrants, to the investors and to the finders, to purchase an aggregate 336,448 common shares. These warrants are exercisable at prices ranging between $1.70 and $2.55 per share, through June 2003.

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

     During fiscal 2001, we continued to raise capital using our shelf registration on Form S-3. During the year, we raised approximately $9,515,000 in additional capital, net of finders fee and other issuance costs amounting to approximately $416,000. We issued an aggregate of 7,786,825 common shares and warrants to purchase an additional 426,738 common shares. These warrants are exercisable at prices ranging between $1.32 and $1.97 per share, through June 2004.

     On February 14, 2001, our shareholders ratified an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 125,000,000 to 150,000,000.

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     At June 30, 2001, no shares remain available for issuance under the 1995 and the 1997 stock option plans.

STOCK BASED COMPENSATION

     Viragen has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, Viragen recognized compensation expense in the amount of $1,600, $940,800 and $172,000 in 2001, 2000, and 1999, respectively, because the exercise price of a portion of the company's employee stock options was less than the market price of the underlying stock on the date of grant. During 2001, 2000 and 1999, we recognized approximately $512,000, $1,209,000 and $199,000, respectively, in compensation expense on warrants granted to consultants pursuant to SFAS 123.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option within a range of 1 to 15 years; risk-free interest rates within a range of 4.00% to 6.40%; and a volatility factor of the expected market price of Viragen's common stock of 1.04, 0.98 and 0.77 for 2001, 2000 and 1999, respectively.

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

     Based on calculations using a Black-Scholes option valuation model, the weighted average grant date fair value of options was $0.75, $0.80 and $0.57 in fiscal 2001, 2000 and 1999, respectively. The pro forma impact on Viragen's net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

                                                   2001           2000           1999
                                               ------------   ------------   ------------
Pro forma net loss...........................  $(11,867,275)  $(12,484,278)  $(11,122,679)
Pro forma loss attributable to common
  stock......................................   (11,869,925)   (12,489,627)   (12,124,601)
Pro forma loss per common share..............         (0.12)         (0.16)         (0.20)

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen's stock option activity, and related information for the years ended June 30, follows:

                                    NUMBER OF    WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
                                     OPTIONS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                    ----------   ----------------   -----------   ----------------
Outstanding at July 1, 1998.......   8,213,000        $1.62          7,379,500         $1.54
  Granted.........................      94,000         1.00
  Exercised.......................  (1,210,000)        0.54
  Cancelled/Expired...............     (33,500)        2.21
                                    ----------
Outstanding at June 30, 1999......   7,063,500         1.79          6,896,500          1.79
  Granted.........................     740,000         1.25
  Exercised.......................  (1,651,100)        0.82
  Cancelled/Expired...............    (154,000)        1.00
                                    ----------
Outstanding at June 30, 2000......   5,998,400         2.02          5,599,199          2.08
  Granted.........................   1,737,000         1.31
  Exercised.......................    (540,000)        0.72
  Cancelled/Expired...............    (140,833)        2.30
                                    ----------
Outstanding at June 30, 2001......   7,054,567        $1.94          5,705,266         $1.96
                                    ==========

     The following table summarizes information about stock options outstanding at June 30, 2001:

                                     STOCK OPTIONS OUTSTANDING
                          -----------------------------------------------
                                      WEIGHTED AVERAGE                       STOCK OPTIONS EXERCISABLE
                                         REMAINING                          ----------------------------
                          NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$0.50.................    1,000,000         2.27              $0.50         1,000,000        $0.50
$0.61 -- $1.00........      780,400         2.37               0.80           682,933         0.83
$1.16 -- $1.20........      410,000         5.47               1.20           105,000         1.20
$1.31 -- $2.00........    1,859,667         4.49               1.48         1,196,167         1.55
$2.06 -- $2.79........      908,000         1.85               2.43           908,000         2.43
$3.06 -- $3.22........    1,707,500         0.67               3.22         1,707,500         3.22
$3.69 -- $4.13........      377,000         1.64               4.01            93,666         3.80
$7.13.................       12,000         1.58               7.13            12,000         7.13
                          ---------                                         ---------
$0.50 -- $7.13........    7,054,567         2.58              $1.94         5,705,266        $1.96
                          =========                                         =========

                         VIRAGEN, INC. AND SUBSIDIARIES

          A summary of Viragen's warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

                                                      WEIGHTED
                                       NUMBER OF      AVERAGE        WARRANTS     WEIGHTED AVERAGE
                                       WARRANTS    EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
                                       ---------   --------------   -----------   ----------------
Outstanding at July 1, 1998..........    635,256       $1.06           635,256         $1.06
  Granted............................  1,500,000        3.67
  Exercised..........................         --          --
  Cancelled/Expired..................   (305,000)       1.26
                                       ---------
Outstanding at June 30, 1999.........  1,830,256        3.12           405,256          1.26
  Granted............................    809,500        1.24
  Exercised..........................   (441,256)       0.54
  Cancelled/Expired..................         --          --
                                       ---------
Outstanding at June 30, 2000.........  2,198,500        2.94         1,226,280          1.38
  Granted............................  1,010,000        1.47
  Exercised..........................   (268,280)       0.64
  Cancelled/Expired..................   (629,120)       1.83
                                       ---------
Outstanding at June 30, 2001.........  2,311,100       $2.87         1,236,100         $1.61
                                       =========

     The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2001:

                                    STOCK WARRANTS EXERCISABLE
                          -----------------------------------------------
                                      WEIGHTED AVERAGE                       STOCK WARRANTS OUTSTANDING
                                         REMAINING                          ----------------------------
                          NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  WARRANTS        (YEARS)         EXERCISE PRICE    WARRANTS     EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$0.50 - $ 0.86........       96,000         3.19              $ 0.64           96,000        $0.64
$1.00 - $ 1.46........    1,460,000         4.10                1.32          835,000         1.21
$1.78 - $ 2.75........      342,600         2.20                1.84          242,600         1.86
$5.50 - $ 7.50........       62,500        12.12                7.50           62,500         7.50
$9.00 - $11.00........      350,000        12.12               10.14               --           --
                          ---------                                         ---------
$0.50 - $11.00........    2,311,100         5.21              $ 2.87        1,236,100        $1.61
                          =========                                         =========

     The weighted-average fair values of each Viragen warrant granted in fiscal 2001, 2000 and 1999 were $0.96, $0.63 and $1.00 respectively.

     Viragen's majority owned subsidiary, Viragen (Europe) Ltd., has also granted stock options to one of its officers. The fair value of Viragen (Europe) options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rate of 5.69% for 2000; volatility factor of the expected market price of Viragen (Europe)'s common stock of 1.250 for 2000; and an expected life of the options of 3 years. The weighted average fair value of the Viragen (Europe) options granted in fiscal 2000 was $0.68 per share.

                         VIRAGEN, INC. AND SUBSIDIARIES

     A summary of Viragen (Europe)'s stock option and warrant activity, and related information for the years ended June 30, follows:

                                     NUMBER OF                       OPTIONS AND
                                    OPTIONS AND   WEIGHTED AVERAGE    WARRANTS     WEIGHTED AVERAGE
                                     WARRANTS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                    -----------   ----------------   -----------   ----------------
Outstanding at July 1, 1998.......    125,000          $6.23            50,000          $7.00
  Granted.........................         --             --
  Exercised.......................         --             --
  Cancelled/Expired...............         --             --
                                      -------
Outstanding at June 30, 1999......    125,000           6.23            87,500           6.45
  Granted.........................    216,500           0.95
  Exercised.......................     (1,600)          0.84
  Cancelled/Expired...............     (2,000)          0.84
                                      -------
Outstanding at June 30, 2000......    337,900           2.90           246,000           3.68
  Granted.........................         --             --
  Exercised.......................       (600)          0.84
  Cancelled/Expired...............    (30,000)          5.97
                                      -------
Outstanding at June 30, 2001......    307,300          $2.61           271,500          $2.84
                                      =======

     The following table summarizes information about Viragen (Europe)'s stock options and warrants outstanding at June 30, 2001:

                               STOCK OPTIONS AND WARRANTS OUTSTANDING               STOCK OPTIONS AND
                          -------------------------------------------------        WARRANTS EXERCISABLE
                                        WEIGHTED AVERAGE                      ------------------------------
                           NUMBER OF       REMAINING                           NUMBER OF
                          OPTIONS AND   CONTRACTUAL LIFE   WEIGHTED AVERAGE   OPTIONS AND   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   WARRANTS         (YEARS)         EXERCISE PRICE     WARRANTS      EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.84 - $1.19.........      207,300           4.10              $0.95           171,500          $0.98
$5.72 - $7.00.........      100,000           2.20               6.04           100,000           6.04
                            -------                                             -------
$0.84 - $7.00.........      307,300           3.45              $2.61           271,500          $2.84
                            =======                                             =======

                         VIRAGEN, INC. AND SUBSIDIARIES

     Viragen's majority owned subsidiary, Viragen U.S.A., Inc., has also granted stock options to certain officers and employees. A summary of Viragen U.S.A.'s stock option activity, and related information for the years ended June 30 follows:

                                                     WEIGHTED
                                     NUMBER OF   AVERAGE EXERCISE      OPTIONS     WEIGHTED AVERAGE
                                      OPTIONS          PRICE         EXERCISABLE    EXERCISE PRICE
                                     ---------   -----------------   -----------   ----------------
Outstanding at July 1, 1998........   125,000          $0.22               --           $  --
  Granted..........................        --             --
  Exercised........................        --             --
  Cancelled........................        --             --
                                     --------
Outstanding at June 30, 1999.......   125,000           0.22           50,000            0.22
  Granted..........................        --             --
  Exercised........................        --             --
  Cancelled........................  (125,000)          0.22
                                     --------
Outstanding at June 30, 2000.......        --             --               --              --
  Granted..........................        --             --
  Exercised........................        --             --
  Cancelled........................        --             --
                                     --------
Outstanding at June 30, 2001.......        --          $  --               --           $  --
                                     ========

COMMON SHARES RESERVED

     Shares of our common stock reserved at June 30, 2001 for possible future issuance are as follows:

Convertible preferred stock, series A.......................      11,289
Officers and directors options (exercisable through
  September 2007)...........................................   6,538,267
Employee option plans (exercisable through February 2007)...     516,300
Consultant warrants (exercisable through August 2013).......   2,311,100
Debt and equity offering warrants (exercisable through
  October 2004).............................................   1,825,302
                                                              ----------
                                                              11,202,258
                                                              ==========

NOTE D.  PUT WARRANTS

     During fiscal 2000, Viragen issued to a consultant warrants to purchase 100,000 common shares at $2.75 per share. The consultant could put the underlying shares to Viragen, upon exercise of the warrants. The warrants were exercisable through June 2001.

     In accordance with Accounting Series Release 268, the put warrants were classified as temporary capital on the balance sheet. We valued the put warrants at $58,000 using a Black-Scholes valuation model.

     During September 2000, we cancelled these put warrants upon terminating the related consulting agreement due to non-performance.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

     Under the terms of the Inflammatics agreement, Viragen made an initial investment in the form of series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of common stock at prices ranging between $1.00 and $1.78 per share. Viragen further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to management's evaluation of the Phase I/II clinical trial results, provides for the issuance of 1,000,000 shares of common stock, the issuance of 300,000 common stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX range between $6.0 million and $10.0 million. The second additional funding, subject to management's further evaluation of clinical trial results, provides for the issuance of an additional 2,000,000 shares of common stock in exchange for an additional 33.3% equity interest. During the fourth quarter of fiscal 2000, we received initial Phase I/II data which suggests no statistically significant difference in outcomes between patients who have received LeukoVAX and those who have not. We are still evaluating the results reflected in the Phase I/II data and have not yet reached a decision regarding additional funding, if any. We have announced that we will maintain our 10% equity position and exclusive manufacturing rights.

     The investment in Inflammatics was capitalized at $1,429,000, which consisted of the $1,000,000 paid to Inflammatics, a $100,000 finders fee paid to Sumitomo Bank, and $329,000 in costs associated with the warrants issued, which were valued using a Black-Scholes valuation model.

     Viragen recognized approximately $19,000, $653,000 and $757,000 in losses related to its investment in Inflammatics, Inc. during the fiscal years ended June 30, 2001, 2000 and 1999, respectively. These losses reflect 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The losses also include the amortization of the capitalized finders fee and warrant costs. These costs were being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics.

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

                         VIRAGEN, INC. AND SUBSIDIARIES

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

     On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 8% per annum. The principal and accrued interest were payable on March 1, 2001. Viragen paid $70,000 for placement fees and expenses on the transaction. Under the subscription agreement, AMRO International also received warrants to purchase 100,000 common shares. The warrants are exercisable at $1.72 per share through March 1, 2004. We valued

                         VIRAGEN, INC. AND SUBSIDIARIES
the warrants at $96,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the loan, as required by APB No. 14.

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

NOTE G.  SHORT-TERM BORROWINGS

     On August 10, 1999, Viragen mortgaged its Florida-based research facility for $600,000. We were required to pay interest on the promissory note in eleven monthly installments, which began on September 10, 1999. Interest was calculated at the rate of 1% over the prime rate per annum, as quoted by the Wall Street Journal, and the rate was adjusted on a daily basis. The principal balance of $600,000 plus any unpaid interest were due on July 10, 2000. On June 16, 2000, we refinanced this note to be paid over five years. On August 15, 2000 this note was paid in full.

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

     On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit. Interest was payable monthly at the prime rate, as quoted by The Wall Street Journal. The interest rate was adjustable daily. The outstanding principal plus unpaid interest is payable on May 15, 2001. The unsecured line of credit was renewed, under the same terms, through May 15, 2002. Viragen has never borrowed any funds using the unsecured line of credit.

NOTE H.  LONG-TERM DEBT

     Long-term debt at June 30, 2001 and 2000 is as follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Mortgage note payable secured by Florida-based research
  facility. Payable in monthly installments of $2,500 plus
  accrued interest. The remaining principal and accrued
  interest are payable on June 16, 2005. Interest rate is
  based on prime rate +1% and is to be adjusted on a daily
  basis. Mortgage note payable was paid in full on August
  15, 2000..................................................  $     --   $600,000
Notes payable resulting from purchase of insurance. Notes
  range in term up to 36 months, with interest rates ranging
  from 7.00% to 10.75%......................................    27,677    105,723
Note payable resulting from purchase of company assets.
  Payable monthly over 36 months, with an effective interest
  rate of 8.40%. Note matures on May 17, 2004...............    37,301         --

                         VIRAGEN, INC. AND SUBSIDIARIES

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Unsecured loan from Scotland Regional Development Authority.
  Payable quarterly over 20 years, with an effective
  interest rate of 11.00%. Note matures on August 28, 2017.
  Note was paid in full on September 1, 2000................        --      9,494
Capital lease obligations resulting from acquisition of
  equipment, with a cost totaling $217,939 capitalized from
  three to five years.......................................        --      8,289
                                                              --------   --------
                                                                64,978    723,506
Less current portion........................................   (39,490)  (123,400)
                                                              --------   --------
                                                              $ 25,488   $600,106
                                                              ========   ========

     Scheduled maturities of long-term debt at June 30, 2001 are:
2002 -- $39,490; 2003 -- $12,806; and 2004 -- $12,682.

NOTE I.  INCOME TAXES

     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen (Europe) Ltd.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen's deferred tax liabilities and assets as of June 30, 2001 and 2000 are as follows:

                                                                     JUNE 30,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------
Deferred tax liabilities
  Tax over book depreciation..............................  $         --   $     57,000
  Prepaid expenses and other..............................            --        174,000
                                                            ------------   ------------
          Total deferred tax liabilities..................            --        231,000
Deferred tax assets
  Net operating loss carryforwards........................    14,494,000     13,405,000
  Research and development credit.........................       756,000        645,000
  Book over tax depreciation..............................        25,000             --
  Deferred compensation...................................     1,205,000      1,069,000
  Other...................................................        65,000        204,000
                                                            ------------   ------------
          Total deferred tax assets.......................    16,545,000     15,323,000
  Valuation allowance for deferred tax assets.............   (16,545,000)   (15,092,000)
                                                            ------------   ------------
                                                                      --        231,000
                                                            ------------   ------------
          Net deferred taxes..............................  $         --   $         --
                                                            ============   ============

The change in the valuation allowance was a net increase of $1,453,000, $2,333,000 and $2,296,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which will cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

                         VIRAGEN, INC. AND SUBSIDIARIES

     Viragen has net operating loss and tax credit carryforwards, with expiration dates, as follows:

NET OPERATING LOSSES   TAX CREDITS   EXPIRATION
--------------------   -----------   -----------
291,$000........        $127,000        2002
4,374,000......            5,000     2003 -- 2005
2,539,000......               --     2006 -- 2008
31,312,000.....          624,000     2009 -- 2021
    -----------         --------
38,5$16,000.....        $756,000
    ===========         ========

     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen's net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
Tax at U.S. statutory rate...............................  (34.00)%  (34.00)%  (34.00)%
State taxes, net of federal benefit......................   (3.63)    (3.63)    (3.63)
Non-deductible items.....................................    1.43      1.08      0.18
Change in valuation allowance............................   38.30     34.45     34.21
Other....................................................   (2.10)     2.10      3.24
                                                           ------    ------    ------
                                                               --%       --%       --%
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

     Deferred tax assets of Viragen (Europe)'s U.S. operations at June 30, 2001 and 2000 are as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Total deferred tax assets...................................  $ 1,168,000   $ 1,077,000
Valuation allowance for deferred tax assets.................   (1,168,000)   (1,077,000)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     At June 30, 2001, Viragen (Europe) has net operating loss carryforwards totaling approximately $3,100,000, expiring between 2003 and 2021. Viragen (Scotland) has approximately $21,100,000 in net operating losses available to carry-forward at June 30, 2001.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                          YEAR ENDED JUNE 30,
                                               ------------------------------------------
                                                   2001           2000           1999
                                               ------------   ------------   ------------
U.S..........................................  $ (3,335,009)  $ (6,160,927)  $ (6,048,656)
Foreign......................................    (7,672,800)    (6,149,968)    (4,602,176)
                                               ------------   ------------   ------------
                                               $(11,007,809)  $(12,310,895)  $(10,650,832)
                                               ============   ============   ============

                         VIRAGEN, INC. AND SUBSIDIARIES

NOTE J.  TRANSACTIONS WITH RELATED PARTIES

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

     During January 2000, we contracted Cameron Associates, Inc. to act as an investor relations consultant. Cameron Associates receives $6,000 per month through February 2000, subsequently reduced to $3,000 per month as compensation for their services. This Agreement was terminated in June 2000. They also received warrants to purchase 100,000 common shares of Viragen at $1.17 per share through January 2005. Carl N. Singer, a director of Viragen, serves as a director on Cameron Associates' board of directors. He is also a minority stockholder of Cameron Associates.

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

     During fiscal 2001, two directors exercised 200,000 options to purchase common stock at $0.50 per share. The options were exercised through the issuance of promissory notes payable to Viragen with related pledge and escrow agreements. The promissory notes bear interest at 6.00%, payable semi-annually and are served by the underlying common stock purchased. The shares are being held in escrow pending payment of the related notes, pursuant to the provisions of the pledge and escrow agreements.

                         VIRAGEN, INC. AND SUBSIDIARIES

     During March 2001, two directors entered into consulting agreements with Viragen. Each is to provide consulting services to Viragen for a two year period ending March 31, 2003. These consulting services are in addition to their service on the board of directors. As compensation, each was granted options to purchase 200,000 common shares at $1.20 per share. These options vest 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options are exercisable over five years from the vest dates. Because the options were granted for non-director services, compensation expense, on these option grants, is calculated pursuant to the provision of SFAS 123. During fiscal 2001, we recognized an aggregate $194,812, in compensation expense related to these options.

     During May 2001, another director entered into a consulting agreement with Viragen. He is to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services are in addition to his service on the board of directors. As compensation, he will be granted warrants to purchase up to 110,000 common shares. The warrants will be granted in tranches upon performance of specific criteria. The warrants will vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants will be exercisable for five years from the vest dates, at 115% of the fair market value of Viragen's common stock on the dates of grant. Compensation expense on these grants will also be calculated pursuant to the provisions of SFAS 123.

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

     Viragen recognized no exit costs, because the criteria for recognizing exit costs, as specified in EITF 94-3, were not met. Personnel reductions came from the elimination of positions where employment agreements had expired. Accordingly, these individuals did not receive severance pay.

     Upon termination of research activities in our domestic facility, equipment considered to be useful to our Scottish operations was transferred to our Scottish facility, where it is being used in continuing research activity, as well as manufacturing and quality assurance operations.

     At June 30, 2000, Viragen recognized a loss totaling $101,859 due to impairment of some of our long-lived plant equipment and furniture held for sale. This loss was included in general and administrative expenses in the statements of operations. These items had been used in the Florida-based research facility. The plant equipment and furniture were sold for the highest bid, during August 2000. We recognized an additional loss of approximately $75,000, upon the disposal of these items.

     In August 2000, Viragen also completed the sale of its Florida-based research facility. The land, building and related improvements were sold for $699,000, net of $61,000 in settlement costs. A gain on the sale of the facility, totaling $279,000, was recognized during the first quarter of fiscal 2001. The related mortgage note was paid in full at the time of the sale.

                         VIRAGEN, INC. AND SUBSIDIARIES

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

NOTE O.  COMMITMENTS

     In November 1996, Viragen (Scotland) Ltd. executed a five-year lease on property located in Edinburgh, Scotland that will serve as our laboratory and production facilities. Base monthly rental on the property is approximately $10,400. In addition, Viragen (Scotland) may extend the term of the lease at its option, for four

                         VIRAGEN, INC. AND SUBSIDIARIES
five-year periods. We will be exercising our first option to extend in October 2001. This will extend our lease through October 2006.

     In November 1996, Viragen entered into a ten-year lease on property in Plantation, Florida. This facility contains our executive and administrative offices. Monthly rental on the property is approximately $15,700. The lease contains provisions for two additional five-year periods at the Company's option.

     During the years ended June 30, 2001, 2000 and 1999, Viragen recognized rent expense and related charges of $318,000, $274,000 and $298,000, respectively for its Plantation, Florida property lease and $296,000, $208,000 and $195,000 respectively, attributable to its Edinburgh, Scotland facility. Future minimum lease payments on the two facilities are: 2002 -- $225,219; 2003 -- $200,913; 2004 -- $207,945; 2005 -- $215,223; and 2006 and thereafter
$394,171.

     Upon extension of the Viragen (Scotland) lease, future minimum lease payments on the facility will be at least $125,000 per year, through October 2006. This rate may increase based on local markets at the time of renewal.

     Viragen has entered into employment agreements with its officers and key employees. These agreements represent a commitment to pay an aggregate amount of approximately $922,000, per year in salaries to these individuals.

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

     In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter.

     Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs.

     While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen's president, and Cytoferon Corp. continue to be named as defendants. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and intends to continue to vigorously defend the claims. Motions seeing summary judgment have been filed on behalf of Mr. Smith and Cytoferon and will be heard by the Court in the near future.

     We cannot determine at this point, the ultimate liability, if any, resulting from this litigation. No accrual for loss has been recorded.

     In January 2001, Viragen and its co-plaintiffs, the Roslin Institute and Dr. Helen Sang, filed suit against AviGenics, Inc. in the Superior Court of California for San Mateo County (Case No.: 415458). The lawsuit was brought in response to allegations by AviGenics that a restrictive covenant contained in a consulting agreement that Dr. Helen Sang, who works at the Roslin Institute, had entered into with AviGenics precluded her and Roslin from doing business with Viragen. In its lawsuit, Viragen sought a judicial declaration that (i) Dr. Sang's restrictive covenant was void and unenforceable, (ii) Viragen, Roslin and Dr. Sang had the right to do business together, and (iii) no trade secret information belonging to AviGenics was implicated by

                         VIRAGEN, INC. AND SUBSIDIARIES

Viragen's business relationship with the Roslin Institute and Dr. Sang. The lawsuit also sought damages against AviGenics for tortuously interfering in Viragen's business relationship with the Roslin Institute and Dr. Sang. The lawsuit also sought damages against AviGenics for tortuously interfering in Viragen's relationships with its co-plaintiffs, and for attempting to enforce an invalid restrictive covenant in violation of Cal. Bus. & Prof. Code sec. 17200.

     By order dated March 30, 2001 that lawsuit was dismissed on forum non convenience grounds. The order of dismissal is the subject of a pending appeal to the Court of Appeal of the State of California, First Appellate District, Division Three (Case No.: A094759).

     In March 2001, AviGenics, Inc. filed suit against Viragen and its co-defendants, Roslin Institute and Dr. Helen Sang in the Superior Court of Athens-Clarke County, Georgia (Case No.: SU-01-CV-0468-S). In its amended complaint, AviGenics alleges that Viragen and its co-defendants breached contractual duties of confidentiality, conspired to and did misappropriate AviGenics' relationships with Dr. Sang and Roslin.

     Viragen's motion to dismiss AviGenics' lawsuit in its entirety for lack of jurisdiction over Viragen in the State of Georgia is pending before the court. Viragen believes AviGenics' lawsuit to be entirely without substantive merit, and Viragen possesses valid and significant legal defenses to AviGenics' claims. Viragen is vigorously defending against AviGenics' claims, and, while the eventual outcome cannot be assured, anticipates that those claims either will be dismissed for lack of jurisdiction over Viragen or else will ultimately be resolved in Viragen's favor. No accrual for loss has been recorded in this matter.

NOTE Q.  GEOGRAPHIC INFORMATION

     Identifiable assets in Scotland totaled approximately $4,435,000 and $9,192,000 at June 30, 2001 and 2000, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE R.  SUBSEQUENT EVENTS

     On September 28, 2001, Viragen and Viragen (Europe) entered into an agreement to acquire 100% of BioNative AB, a privately-held Swedish company. The agreement provides for the initial purchase of all of BioNative's ownership shares in exchange for approximately 3 million Viragen (Europe) shares. Up to an additional 20.5 million Viragen (Europe) shares may also be issued upon BioNative meeting certain performance milestones following the closing of the transaction.

     BioNative's facilities are located in Umea, Sweden where they manufacture their human leukocyte interferon (alpha) product, Alfanative(R). Alfanative is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in:

     - the Czech Republic,

     - Indonesia,

     - Hong Kong,

     - Burma,

     - Thailand, and

     - as purified bulk in Egypt.

     BioNative is also conducting European Phase III clinical trials with Alfanative in the treatment of malignant melanoma.

                         VIRAGEN, INC. AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

NOTE S.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following summarizes certain quarterly operating data:

                                              SEPTEMBER 30   DECEMBER 31    MARCH 31       JUNE 30
                                              ------------   -----------   -----------   -----------
FISCAL 2000
  Revenues..................................  $    19,948    $    15,276   $    27,077   $   108,211
  Net loss..................................   (2,862,529)    (2,509,570)   (3,653,227)   (3,285,569)
  Loss per share
     basic and diluted......................        (0.04)         (0.03)        (0.05)        (0.04)
FISCAL 2001
  Revenues..................................  $   322,973    $   143,926   $   137,104   $   113,564
  Net loss..................................   (1,672,816)    (3,033,652)   (2,700,564)   (3,600,777)
  Loss per share
     basic and diluted......................        (0.02)         (0.03)        (0.03)        (0.04)