Form 10-Q
period 2001-09-30
VIRAGEN INC
filed 2001-11-19
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

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

Yes  [X]          No  [ ]

As of November 6, 2001 there were 99,952,556 shares of the issuer's common stock outstanding, par value $0.01.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 2001 and 2000 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1.   Financial Statements

          1.) Consolidated condensed statements of operations for the three months ended September 30, 2001 and 2000

          2.) Consolidated condensed balance sheets as of September 30, 2001 and June 30, 2001

          3.) Consolidated condensed statements of cash flows for the three months ended September 30, 2001 and 2000

          4.) Notes to consolidated condensed financial statements as of September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                         --------------------------------------------
                                                                                2001                    2000
                                                                         --------------------    --------------------
Income
     Interest and other income                                            $        85,386         $       322,973
                                                                         --------------------    --------------------
                                                                                   85,386                 322,973
Costs and Expenses
     Research and development costs                                             1,492,322               1,027,553
     General and administrative expenses                                        1,281,618               1,096,086
     Equity in losses of unconsolidated company                                        --                  18,767
     Interest expense                                                               1,828                  15,603
                                                                         --------------------    --------------------
                                                                                2,775,768               2,158,009
                                                                         --------------------    --------------------
     Loss before income taxes and minority interest                            (2,690,382)             (1,835,036)
     Income tax benefit                                                            73,314                      --
     Minority interest in loss of consolidated subsidiaries                        98,268                 162,220
                                                                         --------------------    --------------------
              NET LOSS                                                         (2,518,800)             (1,672,816)
     Deduct required dividends on convertible preferred stock,
       Series A
                                                                                      663                     663
                                                                         --------------------    --------------------
LOSS ATTRIBUTABLE TO COMMON STOCK                                         $    (2,519,463)        $    (1,673,479)
                                                                         ====================    ====================
BASIC  AND DILUTED LOSS PER COMMON SHARE,
       after deduction for required dividends on convertible
       preferred stock

                                                                          $        (0.03)         $        (0.02)
                                                                         ====================    ====================
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
                                                                               99,605,684              91,040,040
                                                                         ====================    ====================


 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             SEPTEMBER 30,                  JUNE 30,
                                                                                 2001                         2001
                                                                       -------------------------    ------------------------
                                                                           (Unaudited)
                                    ASSETS
Current Assets
   Cash and cash equivalents                                            $         5,682,646          $         7,659,153
   Accounts receivable                                                              291,483                           --
   Inventories                                                                    1,034,072                           --
   Prepaid expenses                                                                 388,640                      185,072
   Other current assets                                                             174,127                      420,634
                                                                       -------------------------    ------------------------
                  Total current assets                                            7,570,968                    8,264,859
Property, Plant and Equipment
   Land, building and improvements                                                3,081,379                    2,341,557
   Equipment and furniture                                                        4,382,951                    3,994,890
   Construction in progress                                                         200,828                           --
                                                                       -------------------------    ------------------------
                                                                                  7,665,158                    6,336,447
   Less accumulated depreciation                                                 (2,024,118)                  (1,813,561)
                                                                       -------------------------    ------------------------
                                                                                  5,641,040                    4,522,886
Intangible Assets                                                                 1,965,730                           --
Deposits and Other Assets                                                            12,427                       33,206
                                                                       -------------------------    ------------------------
                                                                        $        15,190,165          $        12,820,951
                                                                       =========================    ========================

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS--(CONTINUED)


                                                                              SEPTEMBER 30,                JUNE 30,
                                                                                   2001                      2001
                                                                          -----------------------    ---------------------
                                                                               (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                         $       1,595,046          $       1,440,322
  Accrued expenses and other liabilities                                             789,087                    606,611
  Current portion of long-term debt                                                  910,981                     39,490
                                                                          -----------------------    ---------------------
         Total current liabilities                                                 3,295,114                  2,086,423
Royalties payable                                                                    107,866                    107,866
Long-term debt, less current portion                                                 963,808                     25,488
Minority interest in subsidiaries                                                    772,524                    308,765

Commitments and Contingencies

Stockholders' Equity
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.  Authorized 375,000 shares; issued and outstanding 2,650 shares.  Liquidation preference value:  $10 per share aggregating
     $26,500                                                                           2,650                      2,650
   Common stock, $.01 par value.  Authorized 150,000,000 shares; issued
     100,634,376 and 100,259,174 shares at September 30, 2001 and
     June 30, 2001, respectively                                                   1,006,344                  1,002,590
   Capital in excess of par value                                                 87,465,985                 85,300,017
   Treasury stock, 845,277 shares at September 30, 2001 and
    June 30, 2001, at cost                                                        (1,277,613)                (1,277,613)
   Accumulated deficit                                                           (76,367,194)               (73,847,731)
   Accumulated other comprehensive loss                                             (509,998)                  (620,308)
   Notes due from directors                                                         (269,321)                  (267,196)
                                                                          -----------------------    ---------------------
         Total stockholders' equity                                               10,050,853                 10,292,409
                                                                          -----------------------    ---------------------
                                                                           $      15,190,165          $      12,820,951
                                                                          =======================    =====================

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                    ------------------------------------------------
                                                                                            2001                       2000
                                                                                    ----------------------    ----------------------
OPERATING ACTIVITIES
     Net loss                                                                         $      (2,518,800)        $      (1,672,816)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                                          154,504                   149,002
         Gain recognized on sale of property, plant and equipment                                    --                  (185,777)
         Compensation expense on stock options and warrants                                      82,375                  (115,972)
         Minority interest in loss of subsidiary                                                (98,268)                 (162,220)
     Increase (decrease) relating to operating activities from:
         Prepaid expenses                                                                         6,273                   174,669
         Other current assets                                                                   246,507                   109,765
         Investment in unconsolidated company                                                        --                    18,767
         Deposit and other assets                                                                20,779                    31,200
         Accounts payable                                                                      (121,144)                 (290,023)
         Accrued expenses and other liabilities                                                (159,332)                 (129,012)
         Notes due from directors                                                                (2,125)                   (2,125)
                                                                                    ----------------------    ----------------------
           Net cash used in operating activities                                             (2,389,231)               (2,074,542)

INVESTING ACTIVITIES
     Sale of property, plant and equipment                                                           --                   720,650
     Additions to property, plant and equipment                                                 (33,464)                 (124,681)
     Acquisition of BioNative, net of cash acquired                                              59,237                        --
                                                                                    ----------------------    ----------------------
           Net cash provided by investing activities                                             25,773                   595,969

FINANCING ACTIVITIES
     Proceeds from private placements, net                                                     332,199                  2,789,421
     Payments on long-term debt                                                                (10,297)                  (643,108)
     Proceeds from exercise of options and warrants                                            117,282                    137,700
     Payment of preferred dividends                                                                 --                     (5,300)
                                                                                    ----------------------    ----------------------
         Net cash provided by financing activities                                             439,184                  2,278,713
         Effect of exchange rate fluctuations on cash                                          (52,233)                   (82,860)
                                                                                    ----------------------    ----------------------
(Decrease) increase in cash and cash equivalents                                            (1,976,507)                   717,280
Cash and cash equivalents at beginning of period                                             7,659,153                  8,094,448
                                                                                    ----------------------    ----------------------
Cash and cash equivalents at end of period                                           $       5,682,646         $        8,811,728
                                                                                    ======================    ======================

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

         The accompanying unaudited interim consolidated condensed financial statements for Viragen have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

         The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments-consisting of normal recurring accruals-considered necessary for a fair presentation have been included.

         Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

         The unaudited interim consolidated condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

NOTE C - INVENTORIES

         Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                           SEPTEMBER 30,       JUNE 30,
                                               2001              2001
                                            ----------        ----------

         Finished products                 $    530,241      $       --
         Raw materials and supplies             503,831              --
                                           --------------    ------------
         Total inventories                 $  1,034,072      $       --
                                           ==============    ============

NOTE D - CAPITAL STOCK

         During the quarter ended September 30, 2001 we raised approximately $330,000 in additional capital, net of fees, using our shelf registration on form S-3 (File No. 333-32306). As a result, we issued an aggregate 251,002 common shares to one investor. We also issued warrants to purchase an aggregate 17,570 common shares at prices ranging between $1.28 and $1.40 per share. These warrants are exercisable through August 2004.

         From December 22, 1999, the date of the agreement, through September 30, 2001, we had raised approximately $19.2 million in capital under our $60 million investment banking agreement with Ladenburg Thalmann & Co., Inc. This agreement terminates on December 31, 2001.

NOTE E - PUT WARRANTS

         During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

NOTE F - COMPREHENSIVE LOSS

         Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                           ----------------------------------
                                               2001                 2000
                                         ---------------       ---------------

Net loss                                 $    (2,518,800)      $    (1,672,816)
Other comprehensive income (loss)
     Currency translation adjustment             110,310              (234,380)
                                         -----------------     -----------------

Total comprehensive loss                 $    (2,408,490)      $    (1,907,196)
                                         =================     =================

NOTE G - ACQUISITION

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Indonesia, Hong Kong, Burma, Thailand, and as purified bulk in Egypt.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In connection with the acquisition, the shareholders of BioNative are entitled to additional shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals:

     o 5,866,380 additional shares upon issuance of a Re-registration certificate by the Medical Products Agency in Sweden,

     o 2,933,190 additional shares when and if the Re-registration Certificate includes indications of a second line treatment for any disease,

     o 8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authority for the use, sale and marketing of ALFANATIVE in certain countries which must include Germany; and

     o 2,933,190 additional shares when and if ALFANATIVE has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when ALFANATIVE has been approved by the requisite regulatory bodies for sale in the USA.

         Upon the resolution of these contingencies, the additional shares will be issued, which will result in the recognition of additional intangible assets.

         The acquisition, completed September 28, 2001, was accounted for as a purchase under SFAS 141 and, accordingly the results of BioNative's operations are included in our consolidated results from the date of the acquisition.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of purchase price to these assets was based on preliminary estimates and is subject to adjustment.

         Cash                                          $          90,317
         Accounts receivable                                     291,483
         Inventories                                           1,034,072
         Prepaid expenses and other current assets               209,841
         Property, plant & equipment                           1,075,134
         Intangible assets                                     1,965,730
                                                       -------------------
         Total assets acquired                                 4,666,577


         Accounts payable and accrued expenses                   478,094
         Short and long term debt                              1,818,590
                                                       -------------------
         Total liabilities assumed                             2,296,684
                                                       -------------------
         Net assets acquired                           $       2,369,893
                                                       ===================

         Current and long-term assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of acquisition. The $2.0 million of intangible assets will be allocated to separately identified intangible assets upon receipt of a valuation analysis that will be completed in our second fiscal quarter.

         The following table reflects the unaudited pro forma combined results of the Company as if the acquisition had taken place on July 1, 2000:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                     -------------------------------------------
                                             2001                    2000
                                     --------------------    -------------------

Product sales                         $   288,208              $   619,594
Loss per common share                 $(2,841,841)             $(1,797,762)
Loss attributable to common stock     $     (0.03)             $     (0.02)

     The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not anticipated to have a material on the Company's financial statements at the date of this report.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts the media and others.

         Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors--many beyond our control--that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

         Forward-looking statements might include one or more of the following:

     o   projections of future revenue;

     o anticipated clinical trial commencement dates, completion timelines or results;

     o descriptions of plans or objectives of management for future operations, products or services;

     o   forecasts of future economic performance; and

     o descriptions or assumptions underlying or relating to any of the above items.

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

         Among the uncertainties that may cause our results to differ materially from our projections are:

     o whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

     o whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

     o whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;

     o whether we are able to secure sufficient funding to complete product development, including clinical trials;

     o whether we can generate revenues sufficient to offset our historical losses, or achieve profitability;

     o   whether we can absorb BioNative's operations successfully; and

     o whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

         Our interferon product was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

     o   Transportation delays and interruptions;

     o   Unexpected changes in regulatory requirements;

     o   Currency exchange risks;

     o Tariffs and other trade barriers, including import and export restrictions;

     o   Political or economic instability;

     o   Compliance with foreign laws;

     o Difficulties in protecting intellectual property rights in foreign countries; and

     o   Exchange controls.

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $11,007,809, $12,310,895 and $10,650,832 for the fiscal years ended June 30, 2001, 2000 and
1999, respectively.

RECENT DEVELOPMENTS

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Indonesia, Hong Kong, Burma, Thailand, and as purified bulk in Egypt. BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In connection with the acquisition, the shareholders of BioNative are entitled to receive up to an additional 20.5 million shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals.

         During the first fiscal quarter of 2002 and following our acquisition of BioNative, we decided to suspend our clinical trials in the EU of OMNIFERON and focus our resources on the commercialization of ALFANATIVE. Through BioNative, we are currently conducting Phase III clinical trials of ALFANATIVE in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our clinical efforts on ALFANATIVE, a product approved in Sweden and in Phase III clinical trials in Europe, may significantly shorten the approval process period.

         In October 2001, Viragen and Viragen (Europe) entered into an exclusive purchase and distribution agreement with a private U.S. company for the distribution of our interferon product in Taiwan for the treatment of hepatitis C patients. The agreement provides that we will initially sell $5 million in product to be used in a Phase III clinical trial in Taiwan for the treatment of hepatitis C. Subject to approval for commercialization by the Taiwanese regulatory authorities, the agreement further provides for the sale of $50 million in product per year over a five year period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, Viragen had on-hand approximately $5,683,000 in cash. We believe that our current cash balances, coupled with available funding under our investment banking agreement with Ladenburg Thalmann & Co., Inc. will provide sufficient capital to fund our planned operations, including clinical trials, for at least the next 12 months.

         Our working capital totaled approximately $4,276,000 on September 30, 2001, a decrease in working capital of $1,902,000 from the previous fiscal year end balance. This decrease in working capital was due to the use of cash to fund operating activities totaling approximately $2,389,000. This decrease was partially offset by $330,000 raised through private placements under our shelf registration during the quarter and $117,000 received upon the exercise of common stock options and warrants.

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

         We intend to continue financing our operations for the foreseeable future from cash on hand and additional investment placements under the Ladenburg Thalmann agreement. As of November 1, 2001, we had drawn down approximately $19.2 million of the total $60 million available under this agreement. The Ladenburg Thalmann agreement expires on December 31, 2001.

         We intend to significantly expand our productive capacity of ALFANATIVE in Sweden through the renovation of a 21,500 square foot facility purchased by BioNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $610,000. We estimate the cost of renovation to be approximately $3 million, incurred over an 18 month period.

         We believe that our ALFANATIVE product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful completion of any clinical trial project also depends on our ability to raise significant additional investment capital.

         While subject to significant limitation, Viragen at September 30, 2001, has available approximately $38 million in net tax operating loss carryforwards expiring between 2002 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

RESULTS OF OPERATIONS

         We have not recognized sales revenue or related costs for the three months ended September 30, 2001 or the fiscal years ended June 30, 2001 and 2000. As a result of our acquisition of BioNative in September 2001, we now have a licensed product, ALFANATIVE. ALFANATIVE is a human leukocyte derived interferon, licensed for sale in Sweden for the treatment of hairy cell leukemia and chronic myelogenous leukemia in patients who have failed therapy with recombinant (synthetic) interferon.

         Income for the quarter ended September 30, 2001, represents interest earned on cash investments. The decrease in interest income compared to the same quarter of the previous year reflects the decrease in principal invested between the periods

         Research and development costs totaled approximately $1,492,000 for the first quarter of fiscal 2002 compared to $1,028,000 for the same period of the previous year. This increase of approximately $465,000 primarily consists of an increase in research and licensing fees incurred during the quarter ended September 30, 2001. These fees are related to collaborative agreements with the Roslin Institute (Edinburgh), Cancer Research Campaign Technology Ltd., the National Institute of Health, and PolyMASC Pharmaceuticals plc. These collaborations are indicative of our continued commitment to more fully develop the potential applications of our interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology.

         Due to the cancellation of warrants granted to consultants offset by an increase in our stock price between June 30, 2001 and September 30, 2001, we recognized an immaterial amount of stock-based compensation expense, on compensatory warrants being earned by scientific consultants and vendors. This resulted in a net decrease of $40,000 in research-related stock-based compensation for the quarter ended September 30, 2001 compared to the corresponding quarter of the previous year.

         We will continue incurring significant research and development costs related to the clinical trial projects associated with ALFANATIVE as well as other projects to more fully develop potential applications of our interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude clinical trials, a prerequisite to eventual commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

         General and administrative expenses totaled approximately $1,282,000 for the quarter ended September 30, 2001, an increase of approximately $186,000 from the same period of the preceding year. During the quarter ended September 30, 2001, we recognized non-cash stock-based compensation expense on compensatory warrants being earned by administrative consultants, which resulted in a $151,000 increase in administrative stock-based compensation expense between periods. We also experienced an increase in legal fees for general corporate, patent and litigation related activities of approximately $160,000 in the quarter ended September 30, 2001, which was offset by decreases in consulting fees of approximately the same amount. General and administrative expenses will increase during the current fiscal year due to an increase in the number of administrative employees and related expenses associated with the acquisition of BioNative.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not anticipated to have a material on the Company's financial statements at the date of this report.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

         The fair value of long-term interest rate debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition future operating results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RISK

         We believe our foreign currency risk is not material. At the present time, we do not have product sales. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiaries in Scotland and Sweden are infrequent and are transferred at the then current exchange rate.

         We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland and Sweden, which are not participating in the adoption of the Euro.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

             EXHIBIT
               NO.                        DESCRIPTION
             -------                      -----------

             10.49 - Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001.

        (b) Reports on Form 8-K:

            Form 8-K, filed October 12, 2001, listing items 2 and 7 as they relate to Viragen (Europe) Ltd.'s acquisition of BioNative, AB.

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

                                      VIRAGEN, INC.



                                      By: /s/ Dennis W. Healey
                                          -------------------------------------
                                           Dennis W. Healey
                                           Executive Vice President and
                                           Principal Financial Officer


                                      By: /s/ Nicholas M. Burke
                                          -------------------------------------
                                           Nicholas M. Burke
                                           Controller and
                                           Principal Accounting Officer

Dated:    November 19, 2001