Form 10-Q
period 2001-12-31
VIRAGEN INC
filed 2002-02-19
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-2101668

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324

(Address of principal executive offices)

(954) 233-8746

(Registrant’s telephone number, including area code)

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
Yes    [X]              No    [   ]

As of February 13, 2002 there were 100,051,556 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three and six months ended December 31, 2001 and 2000 include the accounts of Viragen, Inc. and its subsidiaries.

Item 1.   Financial Statements

1.) Consolidated condensed statements of operations for the three and six months ended December 31, 2001 and 2000

2.) Consolidated condensed balance sheets as of December 31, 2001 and June 30, 2001

3.) Consolidated condensed statements of cash flows for the six months ended December 31, 2001 and 2000

4.) Notes to consolidated condensed financial statements

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Product sales	$461,892	$—	$461,892	$—
Costs and expenses
Cost of sales	443,530	—	443,530	—
Research and development	1,347,439	1,989,805	2,839,761	3,017,358
Selling, general and administrative	1,972,130	1,340,144	3,253,748	2,436,230
Amortization of intangible assets	51,518	—	51,518	—
Equity in losses of unconsolidated company	—	—	—	18,767
Interest and other income	(52,926)	(143,926)	(138,312)	(466,899)
Interest expense	46,928	2,972	48,756	18,575

Loss before income taxes and minority interest	(3,346,727)	(3,188,995)	(6,037,109)	(5,024,031)
Income tax benefit	112	—	73,426	—
Minority interest in loss of subsidiary	264,013	155,343	362,281	317,563

Net loss	(3,082,602)	(3,033,652)	(5,601,402)	(4,706,468)
Deduct required dividends on convertible preferred stock, Series A	662	663	1,325	1,325

Loss attributable to common stock	$(3,083,264)	$(3,034,315)	$(5,602,727)	$(4,707,793)

Loss per common share, after deduction of required dividends on convertible preferred stock — basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Weighted average common shares — basic and diluted	99,907,811	94,205,688	99,756,747	92,622,864

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,524,237	$7,659,153
Accounts receivable	230,757	—
Inventories	829,323	—
Prepaid expenses	167,882	185,072
Other current assets	241,078	420,634

Total current assets	3,993,277	8,264,859
Property, Plant and Equipment
Land, building and improvements	3,060,409	2,341,557
Equipment and furniture	4,481,758	3,994,890
Construction in progress	202,456	—

	7,744,623	6,336,447
Less accumulated depreciation	(2,183,203)	(1,813,561)

	5,561,420	4,522,886
Goodwill and Other Intangible Assets, net	8,608,404	—
Deposits and Other Assets	11,802	33,206

	$18,174,903	$12,820,951

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS—(Continued)

	December 31,	June 30,
	2001	2001

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,172,075	$1,440,322
Accrued expenses and other liabilities	910,408	606,611
Accrued purchase price	6,599,678	—
Line of credit	752,089	—
Current portion of long-term debt	103,048	39,490

Total current liabilities	9,537,298	2,086,423
Royalties payable	107,866	107,866
Long-term debt, less current portion	912,426	25,488
Minority interest in subsidiaries	498,092	308,765
Commitments and Contingencies
Stockholders’ Equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share aggregating $26,500	2,650	2,650
Common stock, $.01 par value. Authorized 150,000,000 shares; 100,827,833 issued and 99,982,556 outstanding at December 31, 2001; 100,259,174 issued and 99,413,897 outstanding at June 30, 2001	1,008,278	1,002,590
Capital in excess of par value	87,644,852	85,300,017
Treasury stock, 845,277 shares at December 31, 2001 and June 30, 2001, at cost	(1,277,613)	(1,277,613)
Accumulated deficit	(79,450,458)	(73,847,731)
Accumulated other comprehensive loss	(587,743)	(620,308)
Notes due from directors	(220,745)	(267,196)

Total stockholders’ equity	7,119,221	10,292,409

	$18,174,903	$12,820,951

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

OPERATING ACTIVITIES
Net loss	$(5,601,402)	$(4,706,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,298	307,274
Amortization of intangible assets	51,518	—
Gain recognized on sale of property, plant and equipment	—	(204,663)
Consulting fees paid with common stock	—	137,500
Compensation expense on stock options and warrants	131,801	219,759
Minority interest in loss of subsidiary	(362,281)	(317,563)
Increase (decrease) relating to operating activities from:
Accounts receivable	60,726	—
Inventories	204,749	—
Prepaid expenses	166,787	217,795
Other current assets	179,556	52,654
Investment in unconsolidated company	—	18,767
Deposit and other assets	21,404	56,659
Accounts payable	(544,115)	(269,454)
Accrued expenses and other liabilities	61,989	(152,116)
Notes due from directors	46,451	(4,351)

Net cash used in operating activities	(5,246,519)	(4,644,207)
INVESTING ACTIVITIES
Sale of property, plant and equipment	—	721,050
Additions to property, plant and equipment	(219,556)	(221,909)
Acquisition of BioNative, net of cash acquired	(165,627)	—

Net cash (used in) provided by investing activities	(385,183)	499,141
FINANCING ACTIVITIES
Proceeds from private placements, net	332,199	5,556,513
Net borrowings on line of credit	46,171	—
Payments on long-term debt	(34,138)	(675,636)
Proceeds from exercise of options and warrants	238,238	321,226
Proceeds from exercise of subsidiary’s options	—	504
Payment of preferred dividends	—	(5,300)

Net cash provided by financing activities	582,470	5,197,307
Effect of exchange rate fluctuations on cash	(85,684)	(71,118)

(Decrease) increase in cash and cash equivalents	(5,134,916)	981,123
Cash and cash equivalents at beginning of period	7,659,153	8,094,448

Cash and cash equivalents at end of period	$2,524,237	$9,075,571

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONSOLIDATION AND BASIS OF PRESENTATION

     Viragen, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated.

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

NOTE B – INTERIM ADJUSTMENTS AND USE OF ESTIMATES

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

     Operating results for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

     The unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE C – INVENTORIES

     Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Finished products consist of bulk and purified human leukocyte interferon. Inventories consist of the following:

	December 31,	June 30,
	2001	2001

Finished products	$338,924	$—
Raw materials and supplies	490,399	—

Total inventories	$829,323	$—

NOTE D – CAPITAL STOCK

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. During the six months ended December 31, 2001 we raised approximately $330,000 in additional capital, net of fees, using our shelf registration on form S-3 (File No. 333-32306). As a result, we issued an aggregate 251,002 common shares to one investor. We also issued warrants to purchase an aggregate of 17,570 common shares at prices ranging between $1.65 and $1.81 per share. These warrants are exercisable through August 2004. From the commencement date of the agreement through December 31, 2001, we had raised approximately $19.2 million in additional capital, net of fees. This agreement expired on December 31, 2001.

     In January 2002, we raised approximately $2,350,000 in additional capital, net of fees, through the issuance of convertible debentures through two institutional investors.

NOTE E – PUT WARRANTS

     During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE F – COMPREHENSIVE LOSS

     Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net loss	$(3,082,602)	$(3,033,652)	$(5,601,402)	$(4,706,468)
Other comprehensive income (loss):
Currency translation adjustment	(77,745)	78,956	32,565	(155,424)

Total comprehensive loss	$(3,160,347)	$(2,954,696)	$(5,568,837)	$(4,861,892)

NOTE G – ACQUISITION

     On September 28, 2001, Viragen and Viragen (Europe) Ltd., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeä, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called Alfanative®. Alfanative is approved in Sweden for commercialization as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In addition, Viragen (Europe) incurred approximately $200,000 in acquisition related costs. In connection with the acquisition, the former shareholders of BioNative are entitled to additional shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals:

•	5,866,380 additional shares upon issuance of a Re-registration certificate by the Medical Products Agency in Sweden,
•	2,933,190 additional shares when and if the Re-registration Certificate includes indications of a second line treatment for any disease,

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE G – ACQUISITION – (Continued)

•	8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authority for the use, sale and marketing of Alfanative in certain countries which must include Germany; and
•	2,933,190 additional shares when and if Alfanative has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Alfanative has been approved by the requisite regulatory bodies for sale in the USA.

     As each of these contingencies is met, the additional shares of Viragen (Europe) will be issued, which will result in the recognition of additional intangible assets.

     During our third fiscal quarter, BioNative received notification from the Swedish Regulatory Authorities that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for any diseases. Accordingly, the former shareholders of BioNative will be issued an additional 8,799,570 common shares, which represents achievement of the first two milestones as defined in the purchase agreement.

     The issuance of these additional common shares of Viragen (Europe) subsequent to our December 31, 2001 balance sheet date has been reflected in the accompanying balance sheet as of December 31, 2001 as additional Goodwill and Other Intangible Assets and Accrued Purchase Price. The additional shares of Viragen (Europe) common stock were valued at approximately $6.6 million. The allocation of this additional purchase price to specifically identified intangible assets will be dependent upon the receipt of an independent third party valuation analysis.

     The acquisition, completed on September 28, 2001, was accounted for as a purchase under SFAS 141 and, accordingly, the results of BioNative’s operations are included in our consolidated results from the date of the acquisition.

     The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of purchase price to these assets was based on preliminary estimates and is subject to adjustment.

Cash	$385
Accounts receivable	291,483
Inventories	1,034,072
Prepaid expenses and other current assets	149,597
Property, plant & equipment	1,075,134
Developed technology	1,650,000
Customer contract	112,000
Goodwill and other intangible assets	6,897,922

Total assets acquired	11,210,593

Accounts payable and accrued expenses	478,094
Short and long term debt	1,728,658

Total liabilities assumed	2,206,752

Net assets acquired	$9,003,841

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE G – ACQUISITION – (Continued)

     Current and long-term assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of acquisition. Intangible assets consisting of developed technology, a customer contract and goodwill totaled approximately $8.66 million. Included in Goodwill and Other Intangible Assets is $6.6 million of additional purchase price arising from the achievement of certain milestones. The allocation of this additional purchase price to specifically identified intangible assets will be dependent upon the receipt of an independent third party valuation analysis. The developed technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The developed technology will be amortized over its estimated useful life of approximately 14 years. The customer contract will be amortized over the remaining term of the contract, which ends in December 2002. Goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise.

     The following table reflects the unaudited pro forma combined results of the Company as if the acquisition had taken place on July 1, 2000:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Product sales	$461,892	$720,871	$749,658	$1,344,116
Loss attributable to common stock	$(3,082,602)	$(2,926,835)	$(5,968,364)	$(4,659,731)
Loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.05)

     The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not anticipated to have a material on the Company’s financial statements at the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

     This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts, the media and others.

     Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors—many beyond our control—that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

     Forward-looking statements might include one or more of the following:

•	projections of future revenue;
•	anticipated clinical trial commencement dates, completion timelines or results;
•	descriptions of plans or objectives of management for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” or words of similar meaning. They may also use words such as “well”, “would”, “should”, “could” or “may”.

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our registration statement on Form S-3 (File No. 333-82452) as filed with the Securities and Exchange Commission on February 11, 2002. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. Viragen will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;
•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;
•	whether we are able to secure sufficient funding to complete product development, including clinical trials;
•	whether we can generate revenues sufficient to offset our historical losses, or achieve profitability;
•	whether we can absorb BioNative’s operations successfully; and
•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

     Our interferon product was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Transportation delays and interruptions;
•	Unexpected changes in regulatory requirements;
•	Currency exchange risks;
•	Tariffs and other trade barriers, including import and export restrictions;
•	Political or economic instability;
•	Compliance with foreign laws;
•	Difficulties in protecting intellectual property rights in foreign countries; and
•	Exchange controls.

     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Losses have totaled $11,007,809, $12,310,895 and $10,650,832 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Recent Developments

     On September 28, 2001, Viragen and Viragen (Europe) Ltd., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeä, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called Alfanative®. Alfanative is approved in Sweden for commercialization as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt. BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In connection with the acquisition, the former shareholders of BioNative are entitled to receive up to an additional 20.5 million shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals.

     During our third fiscal quarter of 2002, BioNative received notification from the Swedish Regulatory Authorities that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for patients afflicted with any diseases in which patients were or became resistant to treatments using recombinant interferon. The most common maladies treated with interferons include hepatitis C, multiple sclerosis and certain cancers. Accordingly, the former shareholders of BioNative will be issued an additional 8,799,570 shares.

     During our first fiscal quarter of 2002 and following our acquisition of BioNative, we decided to suspend our clinical trials in the EU of Omniferon and focus our resources on the commercialization of Alfanative. Through BioNative, we are currently conducting Phase III clinical trials of Alfanative in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our clinical efforts on Alfanative, a product approved in Sweden and in Phase III clinical trials in Europe, may significantly shorten the approval process period.

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

     In January 2002, Mexican regulatory authorities approved an application filed by Viragen (Europe)’s new strategic partner, Laboratorios Pisa, a leading Mexican pharmaceutical company. Viragen (Europe) has granted Laboratorios Pisa the exclusive rights to distribute its natural interferon in Mexico. This regulatory approval allows for the treatment of patients in Mexico with hairy cell leukemia (HCL) and chronic myelogenous leukemia (CML) who did not respond to recombinant (synthetic) interferon regimens. We plan to file applications with Mexico’s Ministry of Health to broaden the drug’s indications.

Liquidity and Capital Resources

     As of December 31, 2001, Viragen had on-hand approximately $2,524,000 in cash. Our working capital, excluding approximately $6.6 million of accrued purchase price related to Viragen (Europe)'s acquisition of BioNative, which is discussed in Note G to the consolidated condensed financial statements totaled approximately $1,056,000 on December 31, 2001, a decrease in working capital of $5,123,000 from the previous fiscal year end balance. This decrease in working capital was primarily due to the use of cash to fund operating activities totaling approximately $5,247,000. We intend to continue financing our operations for the foreseeable future from cash on hand and additional private investment placements.

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, we had raised approximately $19.2 million in additional capital, net of fees, under this agreement, which expired on December 31, 2001. Included in this total was a $1,000,000 investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen (Europe), serves as chairman of Fundamental Management Corporation.

     In January 2002, we raised approximately $2,350,000 in additional capital, net of fees, through the issuance of convertible debentures to two institutional investors. The debentures:

•	Mature on January 11, 2003;

•	Bear interest at a rate of 6% per annum;

•	Are payable monthly, in cash (with a 5% premium) or at our option, in shares of common stock;

•	May be prepaid at our discretion with a 15% premium on amounts then due;

•	Are convertible into shares of common stock at a price equal to the conversion price ($1.29465 per share) (or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the conversion price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the 20 days preceding conversion but not less than $0.75 per share);

•	May not be modified without the consent of at least 75% of the then principal amount outstanding; and

•	Conversion price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance.

Other terms of the transaction included:

•	Issuance of 405,516 common stock purchase warrants exercisable:

o	At a price of $1.4796 per share;

o	During the five year period terminating January 11, 2007; and

o	On a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised;

o	The exercise price is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance.

•	Issuance of an option to purchase 1,363,636 shares exercisable;

o At a price of $1.10 per share;

o From May 11, 2002 through November 11, 2003; and

o May be exercised on a cashless basis

     The related registration rights agreement also contains certain penalty provisions in the event that:

•	The registration statement is not effective on or before April 11, 2002;

o	The registration statement fails to remain effective during the periods required by the Stock Purchase Agreement;

o	Our common stock ceases to be listed on the American Stock Exchange; and/or

o	We do not have sufficient authorized but unissued shares to enable us to meet our obligations under the debentures, warrants and options.

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

     While subject to significant limitation, Viragen at December 31, 2001, has available approximately $40 million in net tax operating loss carryforwards expiring between 2002 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

Results of Operations

     Our acquisition of BioNative in September 2001, included its revenue producing product, Alfanative. During the quarter ended December 31, 2001 a significant portion of our product sales and related costs were for the sale of bulk interferon to a customer in Italy under a contractual arrangement. We believe the gross profit margin reflected on these sales is not necessarily indicative of the margins we anticipate on the sale of finished interferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of crude material to highly purified over the next year.

     Research and development costs totaled approximately $1,347,000 for the first quarter of fiscal 2002 compared to $1,990,000 for the same period of the previous year. This decrease of approximately $643,000 primarily consists of a decrease in consulting fees related to our research projects of $235,000 and a reduction in laboratory supplies and repairs and maintenance costs attributed to laboratory facilities totaling $200,000. In addition, there was a decrease in non-cash stock-based compensation expense on compensatory warrants being earned by consultants of approximately $344,000 due to cancellation and a decrease in our stock price. These decreases were partially offset by expenditures of approximately $205,000 by our Swedish subsidiary, which was acquired in September 2001.

     Research and development costs for the six months ended December 31, 2001 totaled approximately $2,840,000, a decrease of approximately $178,000 over the same period of the preceding year. The decrease for the six months ended December 31, 2001 is primarily attributed to a decrease in non-cash stock-based compensation expense on compensatory warrants being earned by consultants of approximately $300,000 and a reduction in laboratory supplies, travel costs, dues and subscriptions and repairs and maintenance costs on laboratory facilities totaling $385,000. These decreases were partially offset by an increase in salaries and consulting fees related to our research projects of $334,000 and expenditures of approximately $205,000 by our Swedish subsidiary, which was acquired in September 2001.

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

     Selling, general and administrative expenses totaled approximately $1,972,000 for the quarter ended December 31, 2001, an increase of approximately $632,000 from the same period of the preceding year. Approximately $256,000 of this increase is attributed to expenses incurred by our Swedish subsidiary, which was acquired in September 2001. During the quarter ended December 31, 2001, we also experienced an increase in legal fees for general corporate, patent and litigation related activities of approximately $390,000 and an increase in other professional services fees of $50,000. In addition, we recognized non-cash stock-based compensation expense on compensatory warrants being earned by administrative consultants, which resulted in a $58,000 increase in administrative stock-based compensation expense between periods. These increases were partially offset by a decrease in consulting fees of approximately $245,000.

     Selling, general and administrative expenses totaled approximately $3,254,000 for the six months ended December 31, 2001, an increase of approximately $818,000 from the same period of the preceding year. Approximately $256,000 of this increase is attributed to expenses incurred by our Swedish subsidiary, which was acquired in September 2001. During the six months ended December 31, 2001, we also experienced an increase in legal fees for general corporate, patent and litigation related activities of approximately $560,000 in the quarter ended December 31, 2001 and an increase in other professional services fees of $100,000. In addition, we recognized non-cash stock-based compensation expense on compensatory warrants being earned by administrative consultants, which resulted in a $209,000 increase in administrative stock-based compensation expense between periods. These increases were partially offset by a decrease in consulting fees of approximately $404,000. Selling, general and administrative expenses are expected to increase during the current fiscal year compared to prior year due to the increase in the number of administrative employees and related expenses associated with the acquisition of our Swedish subsidiary.

     Interest and other income for the quarter and six months ended December 31, 2001, primarily represents interest earned on cash investments. The decrease in interest and other income compared to the same quarter of the previous year reflects the decrease in principal invested between the periods. The decrease in interest and other income for the six months ended December 31, 2001 compared to the same period of the previous year reflects the decrease in principal invested between the periods and the absence of a gain upon the disposal of fixed assets which was included in the six month period ended December 31, 2000.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not anticipated to have a material on the Company’s financial statements at the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Foreign Currency Exchange Risk

     We conduct operations in several different countries. The balance sheet accounts of our European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

     While most of the transactions of our U.S. and European operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

     Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the British pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. A 10 percent adverse change in the British pound or Swedish Krona against the U.S. dollar would not have a material effect on our net loss.

     We believe our foreign currency risk is not material. We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which are not participating in the adoption of the Euro.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In January 2002, we raised approximately $2,350,000 in additional capital, net of fees, through the issuance of convertible debentures to two institutional investors. The debentures:

•	Mature on January 11, 2003;

•	Bear interest at a rate of 6% per annum;

•	Are payable monthly, in cash (with a 5% premium) or at our option, in shares of common stock;

•	May be prepaid at our discretion with a 15% premium on amounts then due;

•	Are convertible into shares of common stock at a price equal to the conversion price ($1.29465 per share) (or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the conversion price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the 20 days preceding conversion but not less than $0.75 per share);

•	May not be modified without the consent of at least 75% of the then principal amount outstanding; and

•	Conversion price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance.

Other terms of the transaction included:

•	Issuance of 405,516 common stock purchase warrants exercisable:

o	At a price of $1.4796 per share;

o	During the five year period terminating January 11, 2007; and

o	On a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised;

o	The exercise price is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance.

•	Issuance of an option to purchase 1,363,636 shares exercisable;

o	At a price of $1.10 per share;

o	From May 11, 2002 through November 11, 2003; and

o	May be exercised on a cashless basis

     The related registration rights agreement also contains certain penalty provisions in the event that:

•	The registration statement is not effective on or before April 11, 2002;

o	The registration statement fails to remain effective during the periods required by the Stock Purchase Agreement;

o	Our common stock ceases to be listed on the American Stock Exchange; and/or

o	We do not have sufficient authorized but unissued shares to enable us to meet our obligations under the debentures, warrants and options.

     Issuance of these securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

     In connection with the transaction, we paid a finders fee of $150,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

Current Report on Form 8-K, filed October 12, 2001, listing items 2 and 7 as they relate to the Company’s acquisition of BioNative, AB

Amended Current Report on Form 8-K/A, filed December 11, 2001, listing item 7 as it relates to the Company’s acquisition of BioNative, AB

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAGEN, INC.

By:	/s/ Dennis W. Healey

Dennis W. Healey
Executive Vice President and
Principal Financial Officer

By:	/s/ Nicholas M. Burke

Nicholas M. Burke
Controller and
Principal Accounting Officer

Dated: February 18, 2002