Form 10-Q
period 2002-03-31
VIRAGEN INC
filed 2002-05-15
CIK 353482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                        Commission File Number 001-15823

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

Yes [X] No [ ]

As of May 10, 2002 there were 102,496,177 shares of the issuer's common stock outstanding, par value $0.01.

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        1.) Consolidated condensed statements of operations for the three and nine months ended March 31, 2002 and 2001

        2.) Consolidated condensed balance sheets as of March 31, 2002 and June 30, 2001

        3.) Consolidated condensed statements of cash flows for the nine months ended March 31, 2002 and 2001

        4.)  Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                      Nine Months Ended
                                                                    March 31,                               March 31,
                                                        ---------------------------------       ---------------------------------
                                                            2002                2001                2002                2001
                                                        -------------       -------------       -------------       -------------
Product sales                                           $     415,935       $          --       $     877,827       $          --

Costs and expenses
     Cost of sales                                            253,643                  --             697,173                  --
     Research and development                               1,143,586           1,586,884           3,983,347           4,604,242
     Selling, general and administrative                    1,944,554           1,423,882           5,198,302           3,860,112
     Amortization of intangible assets                         51,517                  --             103,035                  --
     Equity in losses of unconsolidated
       company                                                     --                  --                  --              18,767
     Interest and other income                                (40,093)           (137,104)           (178,405)           (604,003)
     Interest expense                                         508,454               3,371             557,210              21,946
                                                        -------------       -------------       -------------       -------------

Loss before income taxes and
   minority interest                                       (3,445,726)         (2,877,033)         (9,482,835)         (7,901,064)
     Income tax (expense) benefit                                (361)                 --              73,065                  --
     Minority interest in loss of subsidiaries                397,142             176,469             759,423             494,032
                                                        -------------       -------------       -------------       -------------
Net loss                                                   (3,048,945)         (2,700,564)         (8,650,347)         (7,407,032)
Deduct required dividends on convertible preferred
     stock, Series A                                              663                 663               1,988               1,988
                                                        -------------       -------------       -------------       -------------

Loss attributable to common stock                       $  (3,049,608)      $  (2,701,227)      $  (8,652,335)      $  (7,409,020)
                                                        =============       =============       =============       =============
Loss per common share, after deduction of required
     dividends on convertible preferred stock -
     basic and diluted                                  $       (0.03)      $       (0.03)      $       (0.09)      $       (0.08)
                                                        =============       =============       =============       =============

Weighted average common shares - basic and diluted        100,032,794          96,560,408          99,847,419          93,916,218
                                                        =============       =============       =============       =============





       See notes to consolidated condensed financial statements which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                     March 31,               June 30,
                                                                        2002                   2001
                                                                    ------------           ------------
                                                                     (Unaudited)
                                                    ASSETS

Current Assets
   Cash and cash equivalents                                        $  1,762,804           $  7,659,153
   Accounts receivable                                                   131,868                     --
   Inventories                                                         1,217,181                     --
   Prepaid expenses                                                      125,741                185,072
   Other current assets                                                  339,872                420,634
                                                                    ------------           ------------
         Total current assets                                          3,577,466              8,264,859
Property, Plant and Equipment

   Land, building and improvements                                     3,020,187              2,341,557
   Equipment and furniture                                             4,474,130              3,994,890
   Construction in progress                                              211,212                     --
                                                                    ------------           ------------
                                                                       7,705,529              6,336,447
   Less accumulated depreciation                                      (2,339,013)            (1,813,561)
                                                                    ------------           ------------
                                                                       5,366,516              4,522,886
Goodwill and Other Intangible Assets, net                              8,583,636                     --
Deposits and Other Assets                                                 10,804                 33,206
                                                                    ------------           ------------
                                                                    $ 17,538,422           $ 12,820,951
                                                                    ============           ============


                         VIRAGEN, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS--(CONTINUED)


                                                                                        March 31,               June 30,
                                                                                          2002                    2001
                                                                                       ------------           ------------
                                                                                       (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                     $  1,499,633           $  1,440,322
  Accrued expenses and other liabilities                                                    776,727                606,611
  Convertible debentures                                                                  1,318,713                     --
  Line of credit                                                                            648,766                     --
  Current portion of long-term debt                                                         100,151                 39,490
                                                                                       ------------           ------------
         Total current liabilities                                                        4,343,990              2,086,423
Royalties payable                                                                           107,866                107,866
Long-term debt, less current portion                                                        901,247                 25,488
Minority interest in subsidiaries                                                         2,603,902                308,765

Commitments and Contingencies

Stockholders' Equity
   Convertible 10% Series A cumulative preferred stock, $1.00 par value.
     Authorized 375,000 shares; issued and outstanding 2,650 shares.
     Liquidation preference value: $10 per share aggregating $26,500                          2,650                  2,650
   Common stock, $.01 par value. Authorized 150,000,000 shares; 100,896,833 issued and 100,051,556 outstanding at March 31, 2002; 100,259,174 issued
     and 99,413,897 outstanding at June 30, 2001                                          1,008,968              1,002,590
   Capital in excess of par value                                                        93,253,007             85,300,017
   Treasury stock, 845,277 shares at March 31, 2002 and June 30, 2001, at cost           (1,277,613)            (1,277,613)
   Accumulated deficit                                                                  (82,500,066)           (73,847,731)
   Accumulated other comprehensive loss                                                    (686,324)              (620,308)
   Notes due from directors                                                                (219,205)              (267,196)
                                                                                       ------------           ------------
         Total stockholders' equity                                                       9,581,417             10,292,409
                                                                                       ------------           ------------
                                                                                       $ 17,538,422           $ 12,820,951
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                              ---------------------------------
                                                                                  2002                  2001
                                                                              -----------           -----------
OPERATING ACTIVITIES
     Net loss                                                                 $(8,650,347)          $(7,407,032)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                            518,135               459,512
         Amortization of intangible assets                                        103,035                    --
         Gain recognized on sale of property, plant and equipment                      --              (204,663)
         Consulting fees paid with common stock                                        --               137,500
         Compensation expense on stock options and warrants                       (15,213)              503,076
         Minority interest in loss of subsidiaries                               (759,423)             (494,032)
         Amortization of discount on convertible debentures                       409,606                    --
         Amortization of deferred financing costs                                  45,315                    --
     Increase (decrease) relating to operating activities from:
         Accounts receivable                                                      132,866                    --
         Inventories                                                             (183,109)                   --
         Prepaid expenses                                                         208,929               252,787
         Other current assets                                                     211,447                34,098
         Investment in unconsolidated company                                          --                18,767
         Deposit and other assets                                                  22,402                78,372
         Accounts payable                                                        (216,558)             (120,746)
         Accrued expenses and other liabilities                                   (35,552)             (217,237)
         Notes due from directors                                                  47,991                (5,093)
                                                                              -----------           -----------
           Net cash used in operating activities                               (8,160,476)           (6,964,691)

INVESTING ACTIVITIES
     Sale of property, plant and equipment                                             --               721,050
     Additions to property, plant and equipment                                  (253,780)             (277,375)
     Acquisition of ViraNative, net of cash acquired                             (202,428)                   --
                                                                              -----------           -----------
           Net cash (used in) provided by investing activities                   (456,208)              443,675

FINANCING ACTIVITIES
     Net proceeds from private placements                                         332,199             7,897,669
     Net repayment on overdraft facility                                          (70,050)                   --
     Payments on long-term debt                                                   (50,405)             (702,497)
     Net proceeds from issuance of convertible debentures                       2,323,999                    --
     Proceeds from exercise of options and warrants                               306,478               374,826
     Proceeds from exercise of subsidiary's options                                    --                   504
     Payment of preferred dividends                                                    --                (5,300)
                                                                              -----------           -----------
           Net cash provided by financing activities                            2,842,221             7,565,202
Effect of exchange rate fluctuations on cash                                     (121,886)              (83,478)
                                                                              -----------           -----------
(Decrease) increase in cash and cash equivalents                               (5,896,349)              960,708
Cash and cash equivalents at beginning of period                                7,659,153             8,094,448
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $ 1,762,804           $ 9,055,156
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

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated.

         Effective March 26, 2002, our majority-owned subsidiary, Viragen (Europe), Ltd. changed its name to Viragen International, Inc., as disclosed in the Form Def 14C filed with the Securities and Exchange Commission on March 6, 2002. This change was made to provide a more accurate description of our current operations and to reflect the direction of our future plans to penetrate the global market. Viragen International's new symbol on the OTC Bulletin Board is "VGNI."

         On June 30, 2001 our ownership interest in Viragen International was 94%. On September 28, 2001 Viragen International issued 2,933,190 shares in connection with the acquisition of ViraNative, which reduced our ownership interest to approximately 87%. During January 2002 Viragen International issued an additional 8,799,570 shares to the former shareholders of ViraNative, which represent achievement of the first two milestones as defined in the purchase agreement. This further reduced our ownership interest in Viragen International to approximately 70%. If ViraNative meets all of the milestones under the purchase agreement, our ownership interest in Viragen International would be reduced to approximately 56% assuming Viragen International shares are not issued for any other purposes.

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES- (CONTINUED)

         Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

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

NOTE C - INVENTORIES

         Inventories are stated at the lower of cost or market (estimated net realizable value). Finished products consist of bulk and purified leukocyte interferon. Inventories consist of the following:

                                     March 31,            June 30,
                                       2002                 2001
                                    ----------          --------------

Finished products                   $  486,492          $           --
Work in process                        598,238                      --
Raw materials and supplies             132,451                      --
                                    ----------          --------------
Total inventories                   $1,217,181          $           --
                                    ==========          ==============


NOTE D - DEBT

         Our consolidated subsidiary, Viragen International, through its Swedish subsidiary, ViraNative, may borrow up to $810,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at March 31, 2002 and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $649,000 as of March 31, 2002. The overdraft facility is secured by certain assets of the Swedish subsidiary.

         As of March 31, 2002 Viragen's long-term debt totaling approximately $1 million primarily consists of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies, and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5% to 11%. These agreements generally require payment of principal and interest on a quarterly basis. Under the terms of one of the loan agreements, which had an outstanding balance of approximately $390,000 as of March 31, 2002, the Company is not required to begin quarterly principal payments until March

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - DEBT - (CONTINUED)

2003. These loans are secured by certain assets of ViraNative and Viragen Scotland, which are wholly-owned subsidiaries of Viragen International.

         Long-term debt also includes a 25-year mortgage loan secured by one of Viragen International's facilities in Sweden. The outstanding principal balance on this loan was $558,000 at March 31, 2002. This loan carries a floating rate of interest which was approximately 5% at March 31, 2002. The Company is required to make quarterly payments of principal and interest under this agreement. The loan is secured by the related land and building with a carrying value of approximately $645,000 as of March 31, 2002.

NOTE E - CONVERTIBLE DEBENTURES

            On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. ("Elliott"). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures bear interest at a rate of 6% per annum. The principal and interest are payable commencing April 1, 2002 over nine equal monthly installments. Viragen paid $176,000 for placement fees and expenses on the transaction.

         The debentures are payable monthly, in shares of common stock or in cash (with a 5% premium) at our option. The debentures are convertible into shares of common stock at a price equal to the conversion price ($1.29465 per share) or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the conversion price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $0.75 per share. The conversion price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation if Viragen issues stock at a price below the original conversion price. During the months of April and May 2002, we sold stock to an institutional investor at prices below the original conversion price and below the fair value of our common stock at that date, thus the conversion price on the debentures was reduced to $1.28 based on the calculation. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE E - CONVERTIBLE DEBENTURES - (CONTINUED)

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below the exercise price of the warrants and below the fair value of our common stock at those dates, thus the exercise price of these warrants was reduced to $1.46 based on the calculation.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a purchase price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. This purchase price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the purchase price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below $1.10 and below the fair value of our common stock at those dates, thus the purchase price was reduced to $1.09 based on the calculation.

         We recorded interest expense for the three months ended March 31, 2002 of approximately $455,000 on these convertible debentures. This amount includes interest accrued on the debentures, amortization of deferred financing costs and accretion of the discount on the debentures. The total discount on the debentures at the date of issuance was approximately $1,591,000 and is composed of the value attributed to the warrants, additional investment option and the beneficial conversion feature on the convertible debentures. The discount will be accreted to the value of the debentures over their term.

         On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. On May 1, 2002, we paid approximately $303,000 in cash as payment of the second monthly principal installment on the Notes, plus interest accrued to date including a five percent premium. Moreover, on May 1, 2002, we notified Elliott of our intention to pay in cash the third monthly principal installment due June 1, 2002, plus accrued interest including a five percent premium.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CAPITAL STOCK

         In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. During the nine months ended March 31, 2001 we raised approximately $330,000 in additional capital, net of fees, using our shelf registration on form S-3 (File No. 333-32306). As a result, we issued an aggregate 251,002 common shares to one investor. We also issued warrants to purchase an aggregate of 17,570 common shares at prices ranging between $1.65 and $1.81 per share. These warrants are exercisable through August 2004. From the commencement date of the agreement through March 31, 2002, we had raised approximately $19.2 million in additional capital, net of fees. This agreement expired on December 31, 2001.

         Subsequent to March 31, 2002, we sold 2,050,614 shares of our common stock to an institutional investor at prices ranging from $0.74 to $0.79 for a total of $1.55 million. We also issued 82,530 warrants with exercise prices ranging from $0.85 to $1.00.

NOTE G - PUT WARRANTS

         During September 2000, we cancelled 100,000 put warrants, which were exercisable at $2.75 per share through June 2001. The warrants were cancelled upon terminating a consulting agreement due to non-performance.

NOTE H - COMPREHENSIVE LOSS

         Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive loss is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:


                                                     Three Months Ended                         Nine Months Ended
                                                         March 31,                                   March 31,
                                              ---------------------------------           ---------------------------------
                                                  2002                 2001                  2002                  2001
                                              -----------           -----------           -----------           -----------
Net loss                                      $(3,048,945)          $(2,700,564)          $(8,650,347)          $(7,407,032)
Other comprehensive loss:
     Currency translation adjustment              (98,581)             (226,128)              (66,016)             (381,552)
                                              -----------           -----------           -----------           -----------

Total comprehensive loss                      $(3,147,526)          $(2,926,692)          $(8,716,363)          $(7,788,584)
                                              ===========           ===========           ===========           ===========


                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE I - ACQUISITION

         On September 28, 2001, Viragen and Viragen International, Inc., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). Subsequent to the acquisition, BioNative was renamed ViraNative and ALFANATIVE was further developed into our new product, MULTIFERON(R). MULTIFERON is approved in Sweden for commercialization to treat two forms of leukemia and as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $200,000 in acquisition related costs. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International contingent upon the attainment of certain milestones related to regulatory approvals:

         o 5,866,380 additional shares upon issuance of a Re-registration certificate by the Medical Products Agency in Sweden,

         o 2,933,190 additional shares when and if the Re-registration Certificate includes indications of a second line treatment for any disease,

         o 8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authority for the use, sale and marketing of MULTIFERON in certain countries which must include Germany; and

         o 2,933,190 additional shares when and if MULTIFERON has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when MULTIFERON has been approved by the requisite regulatory bodies for sale in the USA.

         As each of these contingencies is met, the additional shares of Viragen International will be issued, which will result in the recognition of additional intangible assets.

         In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative's Re-registration certificate was approved as a second line treatment for any indication where patients did not respond to recombinant interferon. Accordingly, the former shareholders of ViraNative were issued an additional 8,799,570 common shares, which represents achievement of the first two milestones as defined in the purchase agreement.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE I - ACQUISITION - (CONTINUED)

         The issuance of these additional common shares of Viragen International has been reflected in the accompanying balance sheet as of March 31, 2002 as additional Goodwill and Other Intangible Assets. The additional shares of Viragen International common stock were valued at approximately $6.6 million based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to Goodwill.

         The acquisition, completed on September 28, 2001, was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 and, accordingly, the results of ViraNative's operations are included in our consolidated results from the date of the acquisition.

         The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of purchase price to these assets was based on preliminary estimates and is subject to adjustment.

         Cash                                                 $      385
         Accounts receivable                                     264,734
         Inventories                                           1,034,072
         Prepaid expenses and other current assets               149,597
         Property, plant & equipment                           1,075,134
         Developed technology                                  1,650,000
         Customer contract                                       112,000
         Goodwill and other intangible assets                    324,993
                                                              ----------
         Total assets acquired                                 4,610,915

         Accounts payable and accrued expenses                   478,094
         Short and long term debt                              1,728,658
                                                              ----------
         Total liabilities assumed                             2,206,752
                                                              ----------
         Net assets acquired                                  $2,404,163
                                                              ==========

         Current and long-term assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of acquisition. Intangible assets consisting of developed technology, a customer contract and goodwill totaled approximately $2.09 million. The developed technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE I - ACQUISITION - (CONTINUED)

         The following table reflects the unaudited pro forma combined results of the Company as if the acquisition had taken place on July 1, 2000:


                                                   Three Months Ended                        Nine Months Ended
                                                       March 31,                                  March 31,
                                           ---------------------------------           ---------------------------------
                                               2002                 2001                  2002                  2001
                                           -----------           -----------           -----------           -----------
Product sales                              $   415,935           $   829,674           $ 1,165,593           $ 2,173,790
Loss attributable to common stock          $(3,048,945)          $(2,853,675)          $(9,017,309)          $(7,514,732)
Loss per common share                      $     (0.03)          $     (0.03)          $     (0.09)          $     (0.08)


         The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on our financial statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         We have approximately $8.6 million of goodwill and other intangible assets recorded on our balance sheet as of March 31, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. These items are subject to the provisions of SFAS No. 142 and will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill and other intangible assets for impairment.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

         o        whether we can absorb ViraNative's operations successfully;
                  and

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

RECENT DEVELOPMENTS

         On September 28, 2001, Viragen and Viragen International, Inc., our then 94% owned subsidiary, acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. Subsequent to the acquisition, BioNative was renamed ViraNative and ALFANATIVE was further developed into our new product, MULTIFERON(R). MULTIFERON is approved in Sweden for commercialization to treat two forms of leukemia and as A second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt. ViraNative has had limited sales in the past, primarily to Italy under a contractual arrangement for a semi-purified form of the product.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In connection with the acquisition, the former shareholders of ViraNative are entitled to receive up to an additional 20.5 million shares of Viragen International contingent upon the attainment of certain milestones related to regulatory approvals.

         In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for patients afflicted with any and all diseases in which patients did not respond to treatments using recombinant (synthetic) interferon. The most common maladies treated with interferon include hepatitis C, multiple sclerosis and certain cancers. Accordingly, the former shareholders of ViraNative were issued an additional 8,799,570 shares, which represent achievement of the first two milestones as defined in the purchase agreement. This issuance reduced Viragen's ownership interest in Viragen International to approximately 70%.

         During our first fiscal quarter of 2002 and following our acquisition of ViraNative, we decided to suspend our clinical trials in the EU of OMNIFERON and focus our resources on the commercialization of MULTIFERON. Through ViraNative, we are currently evaluating Phase III clinical trial data of our MULTIFERON product in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our commercialization and clinical efforts on MULTIFERON, a product approved in Sweden and completing Phase III clinical trials in Europe, may significantly shorten the approval process period.

         In October 2001, Viragen and Viragen International entered into an exclusive purchase and distribution agreement with a private U.S. company for the distribution of our interferon product in Taiwan for the treatment of hepatitis C patients. The agreement provides that we will initially sell $5 million in product to be used in a Phase III clinical trial in Taiwan for the treatment of hepatitis C and compassionate sales. Subject to approval for commercialization by the Taiwanese regulatory authorities, the agreement further provides for the sale of $50 million in product per year over a five year period.

         In January 2002, Mexican regulatory authorities approved an application filed by Viragen International's new strategic partner, Laboratorios Pisa, a leading Mexican pharmaceutical company. Viragen International has granted Laboratorios Pisa the exclusive rights to distribute its natural interferon in Mexico. This regulatory approval allows for the treatment of patients in Mexico with hairy cell leukemia (HCL) and chronic myelogenous leukemia (CML) who did not respond to recombinant (synthetic) interferon regimens. We plan to file applications with Mexico's Ministry of Health to broaden the drug's indications.

         Effective March 26, 2002, our majority-owned subsidiary, Viragen (Europe) Ltd. changed its name to Viragen International, Inc, as disclosed in the Form Def 14C filed with the Securities and Exchange Commission on March 6, 2002. This change was made to provide a more accurate description of our current operations and to reflect the direction of our future plans to penetrate the global market. Viragen International's new symbol on the OTC Bulletin Board is "VGNI."

CRITICAL ACCOUNTING POLICIES

            Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

         o Consolidation. Our consolidated financial statements include the results of Viragen, Inc. and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenues and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income loss, a separate component of stockholders' equity.

         o Inventories. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of bulk and purified leukocyte interferon.

         o Long-lived assets. We routinely evaluate the carrying value of our long-lived assets. If events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets, we would record impairment losses on long-lived assets used in operations. If impairment exists, the charge to operations would be measured as the excess of the carrying amount over the fair value of the assets.


         o Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for certain stock options granted to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123--"Accounting for Stock-Based Compensation" and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123, and the cost is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.

         o Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured, which is generally upon shipment.

         o Research and development costs. Research and development expenses include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals and repairs and maintenance, and utilities. All such costs are charged to research and development expense as incurred.

         o Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, "Accounting for Contingencies", we would establish an appropriate accrual. We base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Viragen had on-hand approximately $1,763,000 in cash. As of March 31, 2002, we had a working capital deficit of approximately $767,000 compared to working capital of approximately $6,178,000 as of June 30, 2001. The decrease in working capital of $6,945,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $8,160,000 and cash used to purchase equipment and pay expenses incurred in connection with the acquisition of ViraNative totaling $456,000. These amounts were partially offset by $2,656,000 raised through private equity placements including the issuance of common stock and convertible debentures. We intend to continue financing our operations for the foreseeable future from cash on hand and additional private investment placements.

         In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. Through March 31, 2002, we had raised approximately $19.2 million in additional capital, net of fees, under this agreement, which expired on December 31, 2001. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen International, serves as chairman of Fundamental Management Corporation.

         On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. ("Elliott"). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures bear interest at a rate of 6% per annum. The principal and interest are payable commencing April 1, 2002 over nine equal monthly installments. Viragen paid $176,000 for placement fees and expenses on the transaction.

         The debentures are payable monthly, in shares of common stock or in cash (with a 5% premium) at our option. The debentures are convertible into shares of common stock at a price equal to the conversion price ($1.29465 per share) or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the conversion price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the 20 days preceding conversion, but not less than $0.75 per share. The conversion price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation if Viragen issues stock at a price below the original conversion price. During the months of April and May 2002, we sold stock to an institutional investor at prices below the original conversion price and below the fair value of our common stock at those dates, thus the conversion price on the debentures was reduced to $1.28 based on the calculation. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock at a price of $1.4796 per share during the five year period terminating January 11, 2007. These warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below the exercise price of the warrants and below the fair value of our common stock at those dates, thus the exercise price of these warrants was reduced to $1.46 based on the calculation.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a purchase price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. This purchase price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the purchase price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below $1.10 and below the fair value of our common stock at those dates, thus the purchase price was reduced to $1.09 based on the calculation.

         The related registration rights agreement also contains certain penalty provisions in the event that:

         o The registration statement for the offering fails to remain effective during the periods required by the Securities Purchase Agreement;

         o Our common stock ceases to be listed on the American Stock Exchange; and/or

         o We do not have sufficient authorized but unissued shares to enable us to meet our obligations under the debentures, warrants and options.

As of May 2002, we are not aware of any circumstances that would trigger these penalty provisions.

         On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. On May 1, 2002, we paid approximately $303,000 in cash as payment of the second monthly principal installment on the debentures, plus interest accrued to date including a five percent premium. Moreover, on May 1, 2002, we notified Elliott of our intention to pay in cash the third monthly principal installment due June 1, 2002, plus accrued interest including a five percent premium.

         Subsequent to March 31, 2002, we sold 2,050,614 shares of our common stock to an institutional investor at prices ranging from $0.74 to $0.79 for a total of $1.55 million. We also issued 82,530 warrants with exercise prices ranging from $0.85 to $1.00.

         We intend to significantly expand our productive capacity of MULTIFERON in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $558,000. We estimate the cost of renovation to be approximately $4 million, incurred over an 18 month period.

         We believe that our MULTIFERON product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful completion of any clinical trial project also depends on our ability to raise significant additional investment capital.

         While subject to significant limitation, Viragen at March 31, 2002, has available approximately $40 million in net tax operating loss carryforwards expiring between 2002 and 2021, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenues during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

         We estimate that we will require funding of approximately $25 million, over the next two years. These funds would be used to fund operations including clinical trials. We will also use planned future funding for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

RESULTS OF OPERATIONS

         Our acquisition of ViraNative in September 2001, included its revenue producing product, MULTIFERON. During the quarter ended March 31, 2002 a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement. We believe the gross profit margin reflected on these sales is not necessarily indicative of the margins we anticipate on the sale of finished interferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of semi-purified material to highly purified over the next year.

         Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals and repairs and maintenance, and utilities. Research and development costs totaled approximately $1,144,000 for the third quarter of fiscal 2002 compared to $1,587,000 for the same period of the previous year. This decrease in research and development costs totaling approximately $443,000 is primarily attributed to the termination of our development efforts on our Omniferon product in our Scottish facility. Costs reductions in our Scottish facility for the quarter ended March 31, 2002, totaled approximately $455,000, and were primarily comprised of scientific salaries and support fees, laboratory supplies and other related expenses. In addition, there was a decrease in non-cash stock-based compensation expense on compensatory warrants being earned by scientific consultants of approximately $310,000 due to cancellation and a decrease in our stock price. These decreases for the three months ended March 31, 2002, were partially offset by increases in research and development expenditures during the same period of approximately $179,000 by our Swedish subsidiary, which was acquired in September 2001, and consulting fees in our Florida headquarters totaling $123,000.

         Research and development costs for the nine months ended March 31, 2002 totaled approximately $3,983,000, a decrease of approximately $621,000 over the same period of the preceding year. The decrease in research and development costs for the nine months ended March 31, 2002 is primarily attributed to cost reductions in our Scottish facility totaling approximately $442,000. Cost reductions for the nine months ended March 31, 2002 at our Scottish facility were primarily in the form of laboratory supplies, repairs and maintenance, and other research related expenses totaling approximately $640,000 attributable to the termination of our development efforts on our Omniferon product. The decrease in our Scotland facility was partly offset by an increase in consulting fees of $200,000 during the nine months ended March 31, 2002. Also contributing to the decrease in research and development costs compared to the nine months ended March 31, 2001, is a decrease in non-cash stock-based compensation expense on compensatory warrants being earned by consultants of approximately $610,000. These decreases were partially offset by expenditures of approximately $385,000 by our Swedish subsidiary, which was acquired in September 2001.

         We will continue incurring significant research and development costs related to additional clinical trial projects associated with MULTIFERON as well as other projects to more fully develop potential applications of our interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite to eventual commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

         Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, travel, office expenses and depreciation and amortization. Selling, general and administrative expenses totaled approximately $1,945,000 for the quarter ended March 31, 2002, an increase of approximately $521,000 from the same period of the preceding year. Approximately $214,000 of this increase is attributed to expenses incurred by our Swedish subsidiary, which was acquired in September 2001. During the quarter ended March 31, 2002, we also experienced an increase in legal fees for general corporate, patent and litigation related activities of approximately $309,000.

         Selling, general and administrative expenses totaled approximately $5,198,000 for the nine months ended March 31, 2002, an increase of approximately $1,338,000 when compared to the same period of the preceding year. Approximately $445,000 of this increase is attributed to expenses incurred by our Swedish subsidiary, which was acquired in September 2001. During the nine months ended March 31, 2002, we experienced an increase in legal fees for general corporate, patent and litigation related activities of approximately $847,000 offset in part by a decrease in administrative consulting fees totaling approximately $398,000. In addition, we recognized non-cash stock-based compensation expense on compensatory warrants being earned by administrative consultants, which resulted in an $89,000 increase in administrative stock-based compensation expense between periods. Also contributing to the increase in selling, general and administrative expenses was an increase for the nine months ended March 31, 2002 in our Scottish facility of approximately $162,000, for facility rent, property taxes and professional services, when compared to the same period of the preceding year. Selling, general and administrative expenses are expected to increase during the current fiscal year compared to prior year due to the increase in the number of administrative employees and related expenses associated with the acquisition of our Swedish subsidiary.

         Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the three and nine months ended March 31, 2002, amortization of intangible assets totaled approximately $52,000 and $103,000, respectively. There was no amortization of intangible assets in the same periods of the prior year.

         Interest and other income for the quarter and nine months ended March 31, 2002, primarily represents interest earned on cash investments. The decrease in interest and other income compared to the same quarter of the previous year reflects the decrease in principal invested between the periods. The decrease in interest and other income for the nine months ended March 31, 2002 compared to the same period of the previous year reflects the decrease in principal invested between the periods and the absence of a gain upon the disposal of fixed assets which was included in the nine month period ended March 31, 2001.

         The significant increase in interest expense for the three and nine months ended March 31, 2002, is primarily attributable to approximately $455,000 of interest on the convertible debentures which were issued in January 2002. Interest expense for the three months ended March 31, 2002, includes interest accrued on the debentures, amortization of deferred financing costs and accretion of the discount on the debentures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material on the Company's financial statements.

         We have approximately $8.6 million of goodwill and other intangible assets recorded on our balance sheet as of March 31, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. These items are subject to the provisions of SFAS No. 142 and will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill and other intangible assets for impairment.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A

SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

FOREIGN CURRENCY EXCHANGE RISK

         We conduct operations in several different countries. The balance sheet accounts of our European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the British pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

         We were not adversely impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland and Sweden which are not participating in the adoption of the Euro.

INTANGIBLE ASSET RISK

         We have a substantial amount of intangible assets. Although at March 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. ("Elliott"). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures bear interest at a rate of 6% per annum. The principal and interest are payable commencing April 1, 2002 over nine equal monthly installments. Viragen paid $176,000 for placement fees and expenses on the transaction.

         The debentures are payable monthly, in shares of common stock or in cash (with a 5% premium) at our option. The debentures are convertible into shares of common stock at a price equal to the conversion price ($1.29465 per share) or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the conversion price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the 20 days preceding conversion, but not less than $0.75 per share. The conversion price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation if Viragen issues stock at a price below the original conversion price. During the months of April and May 2002, we sold stock to an institutional investor at prices below the original conversion price and below the fair value of our common stock at those dates, thus the conversion price on the debentures was reduced to $1.28 based on the calculation. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock at a price of $1.4796 per share during the five year period terminating January 11, 2007. These warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below the exercise price of the warrants and below the fair value of our common stock at those dates, thus the exercise price of these warrants was reduced to $1.46 based on the calculation.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a purchase price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. This purchase price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the purchase price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. During the months of April and May 2002, we sold stock to an institutional investor at prices below $1.10 and below the fair value of our common stock at those dates, thus the purchase price was reduced to $1.09 based on the calculation.

         The related registration rights agreement also contains certain penalty provisions in the event that:

         o The registration statement for the offering fails to remain effective during the periods required by the Securities Purchase Agreement;

         o Our common stock ceases to be listed on the American Stock Exchange; and/or

         o We do not have sufficient authorized but unissued shares to enable us to meet our obligations under the debentures, warrants and options.

         These securities were issued to two investors, each of whom we had reasonable grounds to believe was an accredited investor. In addition, each of the investors (a) had access to business and financial information concerning Viragen, (b) represented that it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in Viragen. Therefore each investor was also sophisticated within the meaning of Federal securities laws. Moreover, the certificates evidencing the securities sold contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended (the "Act") or an applicable exemption therefrom. Accordingly, the issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) thereof, and Rule 506 thereunder.

         The shares of our common stock underlying the debentures, warrants and option have been registered under the Act on Form S-3 (No. 333-82452), which was declared effective by the Securities and Exchange Commission on February 26, 2002. Ladenburg Thalmann & Co., Inc. and Thomas Systems, Inc. served as placement agents in connection with this transaction. We paid the placement agents fees aggregating $150,000 for their services.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual stockholders' meeting at the American Stock Exchange in New York, New York on February 27, 2002. Shareholders voted:

         1. To elect two directors to the board of directors, who were classified as class A directors, to serve for the term of their designated class and until their successors have been elected and qualified; and

         2. To ratify the appointment of Ernst & Young LLP, as our independent auditors.

    With a majority (89%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:



Proposal 1.                                                         For                 Withhold
-----------                                                      ----------            ---------
Election of directors:
    Charles J. Simons                                            87,418,046            1,881,924
    Robert C. Salisbury                                          87,507,734            1,792,236




Proposal 2.                                                   For              Against             Abstain
-----------                                               ----------           -------             -------
Ratify Appointment of Ernst & Young LLP as
    independent auditors                                  88,699,754           281,313             318,903



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

Dated: May 14, 2002