Form 10-K
period 2002-06-30
VIRAGEN INC
filed 2002-09-30
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    ☒      No    ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 25, 2002 was approximately $22,505,000.

         As of September 25, 2002, there were 111,540,798 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in Form S-3, File No. 333-82452, filed on February 11, 2002, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Introduction

         Viragen, Inc. (which may be referred to as we, us or our) is a Delaware corporation organized in 1980. We are a biotechnology company engaged in the business of researching, developing and manufacturing innovative technologies for the treatment of life-threatening illnesses. We are also in the business of developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

•	human leukocyte derived interferon;

•	avian transgenics technologies; and

•	oncological therapies.

         We operate through:

•	Viragen, Inc.—parent company;

•	ViraGenics, Inc.—100% owned by Viragen, Inc.;

•	Viragen International, Inc. (formerly Viragen (Europe) Ltd.) –70.2% owned by Viragen, Inc.;

•	Viragen (Scotland) Ltd.—100% owned by Viragen International, Inc.; and

•	ViraNative AB—100% owned by Viragen International, Inc.

         You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report.

Recent Developments

Interferon

         In January 2002, the Medical Products Agency (MPA) in Sweden approved an extended indication for Multiferon™, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myeloid leukemia, multiple sclerosis and other types of cancer.

         In January 2002, regulatory authorities in Mexico approved an application filed by our strategic partner, Laboratorios Pisa, S.A. de C.V., a leading Mexican pharmaceutical company, which holds the exclusive right to distribute our natural interferon in Mexico. This marketing authorization allows for the treatment of patients in Mexico with hairy cell leukemia and chronic myeloid leukemia who did not respond to recombinant (synthetic) interferon regimens. An application has been filed with Mexico’s Ministry of Health to broaden the products approved indications, based upon the recent approval from the MPA in Sweden, the country of origin of Multiferon.

         In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a clinical evaluation of Multiferon which will be used to support licensure. This clinical trial is expected to take 6 to 12 months to complete and is scheduled to commence by calendar year end 2002. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms subject to six months’ written notice of termination by either party prior to the end of the initial term or a renewal term.

         A Phase-III registration clinical trial in hepatitis C is planned to be initiated by Harvester in November 2002, using our standard protocol, in 50 patients who have failed previous recombinant interferon therapies. A pre-license sales program is planned to initiate treatment of patients with Multiferon, on a patient-name basis.

         In addition to Mexico and Taiwan, other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Egypt, Turkey, Pakistan, Oman, United Arab Emirates, Philippines, South Korea, South Africa, Spain, Brazil and other Latin American countries.

Oncology

         In July 2002, Viragen entered into an agreement with the University of Miami’s Sylvester Comprehensive Cancer Center to develop anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in rats for a broad range of cancers. Additionally, the agreement provides Viragen with an option to acquire an exclusive worldwide license in order to commercialize the technology. The University of Miami has filed United States and foreign patent applications relative to this technology.

Operations

Interferon

         We produce a natural alpha interferon product named Multiferon® from human white blood cells, also known as leukocytes. Natural interferon stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

         On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative AB and Alfanative was further developed into our new product, Multiferon®. Multiferon is approved in Sweden for the treatment of chronic myeloid leukemia (CML), hairy cell leukemia (HCL) and for the treatment of any and all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. This broad second line approval is expected to follow in countries in which Multiferon is currently approved as a second line therapy for CML and HCL. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

         During our first fiscal quarter of 2002, following our acquisition of ViraNative, we suspended our clinical trials of Omniferon in the EU, our previous generation human leukocyte interferon, and focused our scientific and financial resources on the commercialization of Multiferon. Through ViraNative, we have recently concluded a Phase III clinical trial of our Multiferon product in Germany for the adjuvant treatment of malignant melanoma, which may position Multiferon as a product of choice for this indication.

         In the event management decides to continue or expand European clinical trials, we will require significant additional financing to continue to conduct and complete clinical trials for the purpose of obtaining additional European Union and/or U.S. Food and Drug Administration approvals of any product. Clinical testing toward expanded European

Union and/or U.S. Food and Drug Administration approvals is an expensive process that is expected to take many years to complete, with no assurance that regulatory approvals for new therapies or new countries will eventually be obtained.

Avian Transgenics

         Our avian transgenic project is designed to enable Viragen to produce protein-based drugs, including monoclonal antibodies, inside the egg whites of transgenic developed chickens. Our goal is to develop a technology which will enable us to meet the large-scale production requirements for our own therapeutic protein products. We also believe that this technology will allow us to offer to others in the biopharmaceutical industry an alternate faster method of production of their protein-based products with a higher capacity and at a lower cost.

         Avian transgenics offers a potential solution to the production bottleneck currently limiting the growth and contributing to the high cost of protein drugs. Existing protein production technologies are often inefficient and costly. In addition, the anticipated explosion in protein drug approvals together with protein-based drugs in pre-clinical and Phase I or Phase II clinical trials has created a worldwide shortage of production capacity for these protein-based products.

         We believe our avian transgenics project will offer a rapid and cost effective way to produce large volumes of therapeutic proteins. In addition to meeting the current and future alternative production demands of the biopharmaceutical industry and generating significant revenue for Viragen, this project could also accelerate the progress of several life-saving drugs to the market at an affordable cost.

Oncology Therapies

         Viragen believes that no single approach or method is likely to treat all cancers effectively. We have approached the treatment of targeted cancers from several directions which we believe will increase our likelihood of clinical success.

         In collaboration with the Memorial Sloan-Kettering Cancer Center, we have initiated the research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers.

         In collaboration with the UK’s Cancer Research Campaign Technology, we are developing DNA vaccines and monoclonal antibodies to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system at levels up to 100 fold greater than normal. Under a worldwide exclusive commercial license granted to us, we are researching a vaccine and developing an antibody to remove this protection from tumor cells. A successful vaccine could also offer protection against cancer spreading. We believe this technology may be useful in the treatment of colorectal, breast, ovarian and certain bone cancers.

         Under a worldwide exclusive license from the U.S. National Institute of Health, we are researching the clinical applications of a monoclonal antibody that recognizes the Notch-1 protein. Binding of the antibody to the protein signals the immune response to activate lymphocytes, modulating immunity. The antibodies may also be useful in adjuvant therapies.

         In collaboration with the University of Miami’s Sylvester Comprehensive Cancer Center we are researching and developing a specific anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in rats for a broad range of cancers. The drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. It possesses anti-cancer vaccine properties both prophylactically and therapeutically.

Strategic Alliances and Supply Agreements

Interferon

         In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement supersedes the original agreement signed with AGC in November 1998. The agreement provides for the purchase and distribution of our human leukocyte interferon product, Multiferon. AGC’s designated territories include: India, Pakistan, Saudi Arabia, Kuwait, Yemen, Oman, UAE, Sri Lanka, Bangladesh, Nepal, Brunei, and other Middle Eastern countries. Regulatory approval procedures have been initiated in Pakistan, Oman and UAE.

         AGC must purchase a minimum of $20 million of product over five years increasing from $2 million the first year to $3 million the second year and $5 million for three years. The purchase minimums become binding on AGC if and when:

•	AGC receives the required regulatory approvals for product commercialization in all of the above territories, and

•	we receive the regulatory approvals to export our product to AGC’s territories.

         AGC has agreed to provide us with its projected annual requirements to be updated quarterly. Projected requirements in excess of agreed purchase minimums are binding on AGC. The purchase minimums, if contractually triggered, will be secured by a $1 million irrevocable revolving letter of credit. AGC, Viragen International and Viragen have agreed that if and when we obtain regulatory approval for commercialization of the product in the United States and/or Europe, all parties will negotiate in good faith an amendment to the agreement which could modify the purchase minimums and selling price.

         Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of the product in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for the treatment of hepatitis B and C. These diseases are at epidemic proportions in the designated territories. In light of the current political climate, this agreement may be modified or substantially changed in accordance with any new laws, rules or regulations.

         In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentations to start registration approval procedure have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs.

         In January 2002, regulatory authorities in Mexico approved an application filed by our strategic partner, Laboratorios Pisa, S.A. de C.V., a leading pharmaceutical company in Mexico, which holds the exclusive right to distribute our natural interferon in Mexico. This marketing authorization allows for the treatment of patients in Mexico with hairy cell leukemia and chronic myeloid leukemia who did not respond to recombinant (synthetic) interferon regimens. An application has been filed with Mexico’s Ministry of Health to broaden the products approved indications, based upon the recent approval from the MPA in Sweden, the country of origin of Multiferon.

         In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a clinical evaluation of Multiferon which will be used to support licensure. This clinical trial is expected to take 6 to 12 months to complete and is scheduled to commence by calendar year end 2002. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms subject to six months’ written notice of termination by either party prior to the end of the initial term or a renewal term. During the original five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product.

         A Phase-III registration clinical trial for hepatitis C is scheduled to be initiated in Taiwan in November 2002, comprised of 50 patients who have failed previous recombinant interferon therapies. A pre-license sales program is planned for the treatment of patients with Multiferon, on a patient-named basis, subject to regulatory approval.

         In addition to Mexico and Taiwan, other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Egypt, Turkey, Pakistan, Oman, United Arab Emirates, Philippines, South Korea, South Africa, Spain, Brazil and other Latin American countries.

         In July 1998, we entered into a ten year strategic alliance and supply agreement with America’s Blood Centers for the supply of human white blood cells. America’s Blood Centers is a national network of non-profit, independent community blood centers operating in 45 states. America’s Blood Centers’ members annually collect over 45% of the U.S. blood supply through member blood donation centers and mobile collection facilities. Under the America’s Blood Centers agreement, we had first and preferential access to all leukocytes produced by America’s Blood Centers members who have elected to participate in the program. We paid a fixed cost for the leukocytes provided during the first two years of the agreement. After the first two years, the price varied based upon increased costs incurred by participating America’s Blood Centers members. In September 2000, the initial two-year term of the agreement was extended for a third year under the same terms. The parties continue to operate under the same terms.

         The America’s Blood Centers agreement provided for a royalty payment to be paid for each leukocyte provided under this agreement. The royalty was based on the higher of:

•	a percentage of net revenue realized by Viragen,

•	the estimated net revenue that could have been realized, based on the sale of Multiferon, using the America’s Blood Centers leukocytes provided, or

•	a fixed dollar amount for the leukocytes.

         No minimum order requirement exists under this agreement. However, we have agreed that, prior to the date that a New Drug Approval Application becomes approved by the Food and Drug Administration, we will negotiate in good faith to reach an agreement on a minimum leukocyte purchase commitment.

         In August 1998, we entered into a fifteen-year agreement with the American Red Cross for the supply of leukocytes. The American Red Cross collects approximately half of the U.S. blood supply. The American Red Cross agreement provides for us to purchase leukocytes, consistent with agreed upon specifications, based on quarterly forecasts. We may pay for the leukocytes in cash or our common stock at the option of the American Red Cross. The valuation of shares will be based on the average closing price of our shares for the five days prior to the payment due date less a discount. The American Red Cross agreement also contains an initial price per leukocyte modified by a volume discount pricing schedule and rebate program. This pricing schedule may change based on periodic renegotiations. Upon execution of the agreement we issued a warrant to the American Red Cross to purchase up to 500,000 shares of our common stock with exercise prices ranging from $5.50 to $11.00 per share. We also entered into a stockholder’s agreement and registration rights agreement. These agreements relate to shares underlying the warrant and shares received in lieu of cash for leukocyte purchases.

Avian Transgenics

         On November 15, 2000, Viragen entered into a development, license and collaboration agreement with the Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in chickens. The technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products. Also, this technology is capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

         On May 14, 2001, we entered into an option agreement with Geron Corporation. This agreement provides Viragen the option to enter into a license agreement with Geron, during the three-year option period ending May 14, 2004. The license, if entered into, would be for rights to certain nuclear transfer and transgenesis technology owned by Geron. Though September 2002, we have not as yet exercised our option on the Geron technology.

Oncological Therapies

         In July 2002, Viragen entered into an agreement with the University of Miami’s Sylvester Comprehensive Cancer Center to develop anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in rats for a broad range of cancers. This drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. It possesses anti-cancer vaccine properties both prophylactically and therapeutically. Additionally, the agreement provides Viragen with an option to acquire an exclusive worldwide license in order to commercialize the technology. The University of Miami has filed United States and foreign patent applications relative to this technology.

         In September 2000, we obtained an exclusive worldwide license from the U.S. National Institute of Health to use and further develop a monoclonal antibody potentially useful in immune modulation. The antibody or antibody fragment recognizes the Notch-1 protein. The Notch-1 protein is over-expressed in certain tumors including cervical, breast and lung cancers. This project centers on the development of a drug that may be used in adjuvant therapy. We have scheduled additional discussions with the NIH to explore alternative applications for this technology other than the original programmed cell death antibody.

         In July 2000, Viragen entered into an agreement with the United Kingdom’s Cancer Research Campaign Trust and the University of Nottingham to develop a new cancer vaccine and antibody therapy for the treatment of several indications including breast, ovarian and colorectal cancers. The development work is taking place primarily at the Cancer Research Campaign’s Department of Clinical Oncology at the University of Nottingham in England.

         Under the Cancer Research Campaign Agreement, we were granted an exclusive worldwide commercial license by the Cancer Research Campaign to develop, manufacture and commercialize their patent pending technology based on a tumor-associated antigen. The licensed technology covers the tumor-associated antigen, CD55, the method of its isolation and its potential medical uses, including cancer vaccines and antibodies.

         In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with the Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody targeting ganglioside GD3, which may be used alone or in combination with our Multiferon product, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers. In February 2002, the agreement was extended to February 2005. We expect to make a decision regarding future clinical trials of this technology, if any, by calendar 2002 year end.

The Interferon Industry

         Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies, including Viragen, Inc., were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

         After the emergence of recombinant or synthetic alpha interferon, the medical community’s interest in natural interferon diminished. This was due primarily to the limited availability and higher cost of production of natural interferon. Most clinical studies thereafter utilized a synthetic product.

         Hoffmann-La Roche, Inc. and Schering-Plough Corporation, producers of Intron A™ and Roferon™ respectively, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received U.S. Food and Drug Administration approval of BetaSeron™, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for Avonex™, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, Copaxone™, for relapsing/remitting multiple sclerosis.

         The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be approximately $3 billion. Pegylated versions of the drug have been produced to enable certain patients to receive treatment who otherwise could not tolerate the recombinant (synthetic) therapy.

The Product

         We derive our human leukocyte interferon from human white blood cells also known as leukocytes. Natural interferon is one of the body’s natural defensive responses to foreign substances like viruses. It is so named because it “interferes” with viral growth. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

         There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells. The introduction of an agent that is not normally pathogenic in humans induces the cells to produce natural interferon as the body’s mechanism of defense. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

         Currently, approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon. We believe that there are certain advantages to the natural interferon products, especially in terms of tolerability by the body.

         Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon.

Applications of Interferon

         Human leukocyte interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications.

Hepatitis

         The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as “non-A, non-B hepatitis”, affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our natural interferon product may prove effective in the treatment of this indication. The U.S. Food and Drug Administration has approved certain interferons for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s Roferon™,

•	Schering-Plough’s Intron A™, and Peg Intron A™ — used in conjunction with Ribotrol™, and

•	Amgen’s Infergen™.

         Following our acquisition of ViraNative in September 2001, we terminated our clinical trials in the EU for hepatitis C with our Omniferon product. This decision reflected our intention to focus our scientific and financial resources on our Multiferon product. Local Phase III/IV clinical trials are expected to be required to register the drug in various foreign countries. The costs of these clinical studies are expected to be underwritten by the local exclusive distributors.

         Approximately 45% of the world population lives in areas with a high prevalence of hepatitis B infection. In these areas, the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood, when the risk of developing chronic infection is highest. The United States is not in a high prevalence area. In the U.S., approximately 300,000 cases of acute hepatitis B are diagnosed annually. Between 2% and 10% of these patients develop chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

         Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. We believe that our human leukocyte interferon may also prove effective in the treatment of hepatitis B. However, prior to approval extensive clinical trials costing many millions of dollars would be required. These studies could take several years to complete. A U.S. based manufacturing facility would also be required.

Melanoma

         Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. Lifetime risk of developing melanoma in an average American is currently about one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

         We have now available the data derived from the Phase III clinical trial in Germany with Alfanative (Multiferon) for the treatment of malignant melanoma, which show promising results. The study involved 235 patients with malignant melanoma in 20 centers, who were randomized to receive either Alfanative with dacarbazine or no adjuvant therapy.

         The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with high-dose recombinant interferon regimen. Two findings in the study suggest that adjuvant treatment chosen in this study will have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients (55%) than in the untreated patients (37%). Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. A major advantage of the type of adjuvant therapy used in this study is its relative lack of toxicity. The tolerability of the regimen contrasts to the frequent, often severe adverse effects found with the high-dose recombinant interferon alpha regimen. The regimen used in the study was well tolerated. This was not surprising in view of earlier reports showing that 3 million units three times per week of natural interferon alpha usually can be administered for several years without any major discomfort to the patient and that the adverse effects caused by natural interferon alpha are equal to or less pronounced than those associated with the identical dosage of recombinant alpha treatment.

Chronic Myeloid Leukemia

         Chronic myeloid leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myeloid leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This kind of therapy affects both the presence of leukemia cells and the number of bone marrow cells having the Philadelphia chromosome.

         Through ViraNative we are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myeloid leukemia and hairy cell leukemia, who did not respond to treatment with recombinant interferon.

Multiple Sclerosis

         Multiple sclerosis (MS) is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

         Multiple sclerosis has been an important potential market for recombinant interferon beta preparations and this is a growing segment worldwide, valued at almost $2 billion in 2001. Natural interferon alpha has shown beneficial effects in multiple sclerosis. Clinical studies have shown that neutralizing antibodies to interferon alpha and interferon beta are not cross reactive in MS patients, which means that Multiferon could be of therapeutic benefit to overcome relapse due to antibody formation in MS patients treated with a recombinant interferon beta preparation.

         No application has been submitted in the U.K. or U.S. for the treatment of multiple sclerosis utilizing Multiferon Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

Manufacture of Interferon

         Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human leukocyte derived interferon. These raw materials are readily available to us. A virus, which is not normally pathogenic to humans, is introduced into the white blood cell culture and it induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Currently, we are manufacturing our human leukocyte interferon, Multiferon, in our Swedish facilities.

         We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

Research and Development

         The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

         During the first fiscal quarter of 2002 and following our acquisition of ViraNative, we suspended our clinical trials of Omniferon. The Company elected to focus its scientific and financial resources on Multiferon.

         We have now available the data derived from the Phase III clinical trial in Germany with Alfanative (Multiferon) for the treatment of malignant melanoma, which show promising results. The study involved 235 patients with malignant melanoma in 20 centers, who were randomized to receive either Alfanative with dacarbazine or no adjuvant therapy.

         Research and development costs totaled $4,931,959, $7,069,432, and $4,836,753 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Intellectual Property

         We believe our natural alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to offer the drug at a price competitive with the recombinant interferons.

         In August 2002, Viragen was granted an additional patent (#6,433,144 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. This invention also relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes and specifically protects certain novel purification steps in it manufacture that increases purity to 95-98%.

         In February 2002, Viragen was granted a patent (#6,350,589 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. The patent, “Compositions of Highly-Purified Natural Mixtures of Type 1 Interferon Derived from Leukocytes and Methods” relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes.

         ViraNative has filed 4 patents relating to human leukocyte interferon and related production processes. Viragen also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, a Japanese company challenged Viragen’s patent issued in Japan for the topical use of interferon. This patent was successfully defended.

         Under a license agreement between Viragen and Viragen International dated July 12, 1995, Viragen International had granted exclusive rights to Viragen’s interferon related technologies. These include technologies covered by patent for all countries in the European Union. In addition, we granted Viragen International the non-exclusive rights to Viragen’s technology throughout the world, excluding the United States and its territories. The agreement called for Viragen International to pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen had deferred the minimum licensing payment in cash until Viragen International had the necessary cash flow to meet this payment. In June 2001, accrued licensing fees of $5,333,333 owed to Viragen were paid by Viragen International through the issuance of 6,274,510 common shares. The initial term of this agreement was 15 years and automatically renewed for two successive 15-year periods.

         On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition.

This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date unless extended through mutual agreement of the parties.

         In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons.

         United States and foreign patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent.

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

Regulation

         Our activities, products and processes are subject to substantial government regulation within the United States, the European Union (EU) and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding.

         Beginning in 1998, approval of a new drug for use in the entire EU became possible though the European Medicine Evaluation Agency’s Mutual Recognition Procedure. The use of this process may allow for product approval across the EU member states. Subject to the successful completion of clinical trials, we believe this would be the most efficient way of achieving regulatory approval throughout the countries within the EU. The European Medicines Evaluation Agency does not, however, have jurisdiction over product pricing. Product pricing and patent reimbursement guidelines are dictated by the individual EU member states and are subject to change.

         In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to conclusively demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

         American pharmaceutical manufacturers who sell outside of the United States are also subject to U.S. Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is also subject to the laws that apply in the importing countries. For Viragen to conduct this type of sale, we must comply with all U.S. Food and Drug Administration rules and regulations.

         It is possible that foreign regulatory authorities or the U.S. Food and Drug Administration could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

Supply Agreements

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

         In February 2001, we entered into a new agreement with the Common Services Agency of Scotland. This agreement replaced the July 1995 license and manufacturing agreement. Under the terms of the new agreement, the Common Services Agency, acting through the Scottish National Blood Transfusion Service, agreed to supply specific manufacturing and quality control and assurance services. The agreement provides for a pre-negotiated pricing structure for all services. Any or all services may be terminated with three months notice by either party except for dispensing, capping, coding and inspection which requires six months notice.

         In the event the restrictions on the UK blood supply are removed, the Scottish National Blood Transfusion Service has agreed to supply us exclusively with all available white cells collected by them at their cost. We have agreed to pay them $11,000 per year for this provision. We have the exclusive access to these white cells for the longer of seven years or the duration of our commitment to provide them with a portion of our Scottish-based production.

         Under the terms of our contractual agreement with the German Red Cross, entered into in March 1998, our subsidiary, Viragen (Germany) GmbH, has the right to receive, on a preferential basis, leukocytes produced by the German Red Cross. Viragen (Germany) has a right to receive 1,000,000 leukocytes per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, Viragen (Germany) may determine its annual order quantity up to 1,000,000 leukocytes. After the initial two-year period, the annual order quantity will be 1,000,000 leukocytes plus or minus 15%. Under this agreement, we will pay the German Red Cross a percentage of sales of our interferon product attributable to Viragen (Germany) leukocytes. The German Red Cross will also be entitled to receive priority distributions of product from German sourced leukocytes. Leukocytes provided by the German Red Cross have been approved for use in our Swedish and Scottish facilities.

         ViraNative also has a separate supply agreement with the German Red Cross which was already in place at the time of our acquisition of ViraNative. Our Swedish facility continues to receive leukocytes under this agreement.

Competition

         Competition in the research, development and production of interferon, transgenic and oncological products and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including

Hoffman-LaRoche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products. These relate to the treatment of cancer and viral infections, including hepatitis C. Alfa Wassermann is presently producing a natural alpha interferon product with distribution primarily in Italy.

         We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

         The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in the biopharmaceutical industry.

Employees

         As of September 25, 2002, we have 79 employees. Of these, 56 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 23 employees are management, regulatory and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees to be good.

Item 2. Properties

         In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative, international marketing and executive offices. The lease contains an option for up to two additional five-year terms. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $27,300. Our administrative offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

         In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with base monthly rental payments of approximately $25,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. We exercised our first option to extend in October 2001. This extended our lease through October 2006.

         In April 2002, Viragen (Scotland) executed a one year lease agreement for office space in Glasgow, Scotland. The lease expires on March 2003 and is not expected to be extended. Base monthly rental payment is approximately $1,900.

         Through ViraNative, we lease approximately 22,800 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis in March of each year, cancelable with 12 months notice, at a total lease cost of approximately $25,000 per month. The leases were renewed in March of 2002 and it extends through March 2004.

         ViraNative also owns a 21,500 square foot building which is currently under renovation. This building was purchased to provide expanded production capacity and is intended to eventually house all of ViraNative’s research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $623,000.

         We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3. Legal Proceedings

         On August 15, 2002, we were named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, our former parent, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of Viragen’s natural interferon product, which was independently developed by BioNative AB. BioNative was acquired by Viragen International, our majority owned subsidiary, in September 2001 and subsequently renamed ViraNative.

         Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment.

         Sales of our natural interferon product totaled approximately $1.3 million for the fiscal year ended June 30, 2002. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $65,000. This amount has not been accrued as of June 30, 2002.

         We evaluated the complaint filed by Medicore and filed our response in September 2002. We intend to rigorously defend our position in this action.

         In January 2001, Viragen and its co-plaintiffs the Roslin Institute and Dr. Helen Sang filed suit against AviGenics, Inc. in the Superior Court of California for San Mateo County (Case No.: 415458). The lawsuit was brought in response to allegations by AviGenics that a restrictive covenant contained in a consulting agreement that Dr. Helen Sang, who works at the Roslin Institute, had entered into with AviGenics precluded her and Roslin from doing business with Viragen. In its lawsuit, Viragen sought a judicial declaration that (i) Dr. Sang’s restrictive covenant was void and unenforceable, (ii) Viragen, Roslin and Dr. Sang had the right to do business together, and (iii) no trade secret information belonging to AviGenics was implicated by Viragen’s business relationship with the Roslin Institute and Dr. Sang. The lawsuit also sought damages against AviGenics for tortuously interfering in Viragen’s business relationship with the Roslin Institute and Dr. Sang and for attempting to enforce an invalid restrictive covenant. By order dated March 30, 2001 that lawsuit was dismissed on forum non convenience grounds.

         In March 2001, AviGenics, Inc. filed suit against Viragen and its co-defendants Roslin Institute and Dr. Helen Sang in the Superior Court of Athens-Clarke County, Georgia (Case No.: SU-01-CV-0468-S). In its amended complaint, AviGenics alleged that Viragen and its co-defendants breached contractual duties of confidentiality, conspired to and did misappropriate AviGenics’ relationships with Dr. Sang and Roslin.

         Viragen believed the AviGenic’s lawsuit to be entirely without substantive merit, and Viragen possessed valid and significant legal defenses to AviGenic’s claims. In July 2002, the litigation was resolved with all parties dropping their claims against each other. Viragen is continuing its contractual relationship with both the Roslin Institute and Dr. Sang in the continuing development of transgenics technology. No accrual for loss had been recorded in this matter.

         In October 1997, Viragen, the company’s president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida

(Walter L. Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

         In November 1997, the plaintiff filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida. In December 1998, the U.S. District Court awarded us reimbursement of attorneys’ fees and expenses under Rule 11 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act. We recovered $31,000 during fiscal 2000.

         In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida’s RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen’s president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen, which would have entitled Cytoferon Corp. to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

         In March 1998, the Circuit Court granted Viragen’s motion to dismiss the complaint. Subsequently, the plaintiff filed an amended complaint alleging breach of contract, fraud, violation of Florida’s RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgment and specific performance delivery of 441,368 shares of Viragen common stock. In April 1998, Viragen filed a motion to dismiss plaintiff’s amended complaint which was denied by the court.

         In August 2000, counsel for plaintiff indicated that they desired to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen’s president, and Cytoferon Corp. continue to be named as defendants. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and continues to vigorously defend the claims. Motions seeking summary judgment have been filed on behalf of Mr. Smith and Cytoferon and will be heard by the Court in the near future.

         We cannot determine at this point, the ultimate liability, if any, resulting from this litigation. No accrual for loss has been recorded.

         In February 2001, Viragen filed a lawsuit, (Viragen, Inc. v. Walter Larry Smith, W. Richard Leuck, Roland St. Louis, Jr., Esq., Juan C. Martinez, Esq., St. Louis, Guerra, Auslander, P.A. and John Does Nos. 1-10, Case No. 01-3842 CA 01) in a malicious prosecution and conspiracy action against the above mentioned parties in a attempt to recapture the losses incurred by Viragen, Inc. as a result of having to disclose the lawsuit Walter L. Smith v. Gerald Smith, Cytoferon Corp., Viragen, Inc. and John Does Nos. 1-10, Case No. 97-25587 CA (30) (“Smith Litigation”) as well as the attorneys’ fees and costs expended by Viragen, Inc. in defending this action. The Smith Litigation wrongfully alleged that Viragen, Inc. engaged in, among other things, fraud and RICO violations during the course of a 1992 stock offering done by Cytoferon, Corp. In the Smith Litigation, the Court granted final summary judgment in favor of Viragen, Inc., specifically finding that there was no evidence connecting Viragen, Inc. in any way to the allegations made against it in the complaint in that action.

         Due to the insolvency of the insurance carrier of certain defendants in this case, all related hearings in this matter have been postponed until the end of September 2002. Viragen intends to vigorously pursue its claims in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

         Viragen’s common stock traded on the over-the-counter bulletin board from June 29, 1999 through April 16, 2000, under the symbol “VRGN.” Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol “VRA.” The following table lists the high and low closing quotations for our common stock since July 1, 2000.

	High	Low

2001—2002

First quarter ended 9/30/01	$1.80	$1.14

Second quarter ended 12/31/01	1.50	1.20

Third quarter ended 3/31/02	1.37	.81

Fourth quarter ended 6/30/02	1.20	.64

2000—2001

First quarter ended 9/30/00	$2.75	$1.38

Second quarter ended 12/31/00	2.50	1.25

Third quarter ended 3/31/01	1.69	1.12

Fourth quarter ended 6/30/01	1.26	1.07

         The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

         As of September 25, 2002, we had approximately 2,600 stockholders of record. On September 25, 2002, the closing price of the common stock was $0.21 per share.

         We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

•	we have experienced losses since inception,

•	we have significant capital requirements in the future, and

•	we presently intend to retain future earnings, if any, to finance the expansion of our business.

         Future dividend policy will depend on:

•	our earnings, if any,

•	capital requirements,

•	expansion plans,

•	financial condition, and

•	other relevant factors.

Item 6. Selected Consolidated Financial Data

         The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen for the fiscal years ended June 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002 and 2001 have been derived from Viragen’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 1999 and 1998 and the consolidated balance sheet data as of June 30, 2000, 1999 and 1998 have been derived from Viragen’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,

	2002	2001	2000	1999	1998

STATEMENTS OF OPERATION

Revenue	$1,275,264	$—	$—	$—	$—

Interest and other income	333,130	717,567	170,512	374,064	1,143,112

Net loss	(11,088,832)	(11,007,809)	(12,310,895)	(10,650,832)	(7,856,136)

Net loss attributable to common stock	(11,091,482)	(11,010,459)	(12,316,244)	(11,652,754)	(10,354,488)

Basic and diluted net loss per common share	(0.11)	(0.12)	(0.16)	(0.19)	(0.21)

Weighted average common shares outstanding	100,415,708	95,116,909	78,452,813	60,109,133	50,502,503

	At June 30,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA

Working (deficit) capital	$(270,205)	$6,178,436	$7,006,205	$(2,290,441)	$7,842,395

Total assets	20,796,604	12,820,951	14,449,926	8,529,354	15,895,225

Long-term debt	1,023,948	25,488	658,106	352,027	7,465,959

Stockholders’ equity	11,470,620	10,292,409	11,815,925	3,836,259	5,886,521

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts the media and others.

         Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors—many beyond our control—they could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

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

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

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

         Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals;

•	whether we are able to secure sufficient funding to complete product development, including clinical trials, and successfully market our product;

•	whether we can generate revenue sufficient to offset our historical losses, or achieve profitability;

•	whether we can continue to integrate ViraNative’s operations successfully; and

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

         Our natural interferon product was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Transportation delays and interruptions;

•	Unexpected changes in regulatory requirements;

•	Currency exchange risks;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Difficulties in protecting intellectual property rights in foreign countries; and

•	Exchange controls.

         Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Net losses have totaled $11,088,832, $11,007,809, and $12,310,895 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, the Company evaluates its estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Consolidation. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of bulk and purified leukocyte interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. We routinely evaluate the carrying value of our long-lived assets. If events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets, we would record impairment losses on long-lived assets used in operations. If impairment exists, the charge to operations would be measured as the excess of the carrying amount over the fair value of the assets.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development expenses include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals and repairs and maintenance, and utilities. All such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation, if any, and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, “Accounting for Contingencies”, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

         The Company believes that its cash and cash equivalents and working capital are not sufficient to meet its operating requirements through the end of fiscal 2003. The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of our inability to raise capital, or a lack of expanded revenue from the sale of our natural interferon product, the Company will likely be unable to meet its operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend our operations. As a result of these financial conditions, the report of our independent certified public accountants on our June 30, 2002 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

         As of June 30, 2002, Viragen had on-hand approximately $766,000 in cash. As of June 30, 2002, we had a working capital deficit of approximately $270,000 compared to working capital of approximately $6,178,000 as of June 30, 2001. The decrease in working capital of approximately $6,448,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $11,257,000 and cash used to purchase equipment and pay expenses incurred in connection with the acquisition of ViraNative totaling approximately $820,000. These amounts were partially offset by $5,254,000 raised through private equity placements including the issuance of common stock and convertible debentures. We intend to continue financing our operations for the foreseeable future from cash on hand and additional private investment placements.

         Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

         In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, the date of expiration of this agreement, we had raised approximately $19.2 million in additional capital, net of fees. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen International, serves as chairman of Fundamental Management Corporation. From January 2002 through our fiscal year end, we raised an additional $2.6 million through the issuance of approximately 3.54 million shares of its common stock and warrants to purchase 177,051 shares of common stock to a series of institutional investors. The warrants carry a term of 3 years and are exercisable at prices ranging from $0.74 to $0.91 per share.

         On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. (“Elliott”). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures bear interest at a rate of 6% per annum. In connection with this transaction, Viragen paid $176,000 for placement fees and expenses. Possible shares to be issued under this agreement are registered under the Form S-3 registration statement (File No. 333-82452) filed with the Securities and Exchange Commission, which was declared effective on February 26, 2002.

         Principal and interest on the debentures are payable monthly, commencing April 1, 2002, in shares of common stock or in cash (with a 5% premium) at our option. The debentures are currently convertible into shares of common stock at a price equal to the lesser of $1.23 or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion. The $1.23 is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation. Additional reductions in the conversion price are possible. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants are currently exercisable at $1.40 per share through January 11, 2007. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. Additional reductions in the exercise price of these warrants are possible.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.05 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. Additional reductions in the purchase price are possible.

         On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we have made cash payments totaling approximately $1.43 million, which represented the May through September monthly principal installments, plus interest accrued including a five percent premium. In addition, we intend to pay in cash the seventh monthly principal installment due October 1, 2002, plus accrued interest including a five percent premium. See further discussion of this transaction in Note D to the consolidated financial statements.

         Subsequent to June 30, 2002 and through September 25, 2002, we sold 7,554,220 shares of our common stock to institutional investors at prices ranging from $0.18 to $0.66 for an aggregate amount of approximately $2,261,000, net of finders fees are related expenses. In connection with these transactions, we also issued 74,429 warrants with exercise prices ranging from $0.43 to $0.76.

         We intend to significantly expand our productive capacity of Multiferon in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. We estimate the cost of renovation to be approximately $6 million, to be incurred over an 18 month period. Based on Multiferon product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $7 million. The facility carries a 25 year mortgage for approximately $623,000.

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

         While subject to significant limitation, Viragen at June 30, 2002, has available approximately $44 million in net tax operating loss carryforwards expiring between 2003 and 2022, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenue during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

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

Results of Operations

2002 Compared to 2001

         As a result of our acquisition of ViraNative in September 2001, the Company began recognizing revenue through the sale of human leukocyte interferon. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy, Alfa Wasserman, under a contractual arrangement. The loss of this customer prior to significant revenues from the sale of our highly purified product would have a material effect on our results of operations. We believe the gross profit margin reflected on sales of bulk product is not necessarily indicative of the margins we anticipate on the sale of our finished interferon product, Multiferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of semi-purified material to highly purified over the next year.

Research and Development Costs

         Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2002 totaled approximately $4,932,000, a decrease of approximately $2,137,000 from the previous fiscal year. This decrease was primarily attributed to cost savings from the termination of our development efforts on our Omniferon product in our Scottish facility totaling approximately $1,533,000, which was offset in part by research and development costs incurred by our Swedish operations, acquired in September 2001, totaling approximately $552,000 during the same period. Cost reductions at our Scottish facility were primarily composed of scientific salaries, laboratory supplies and other related expenses. Also contributing to the overall decrease in research and development were decreases in our Florida headquarter office totaling approximately $735,000 and $237,000 related to compensation on options and warrants granted and consulting fees, respectively.

         We will continue incurring significant research and development costs related to additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite to eventual commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal and accounting professional fees and depreciation. Selling, general and administrative expenses totaled approximately $7,041,000 for the fiscal year ended June 30, 2002 compared with approximately $5,317,000 for the fiscal year ended June 30, 2001. This increase of approximately $1,724,000 was attributable to administrative expenses incurred by our Swedish subsidiary of approximately $661,000, which was acquired in September 2001. Also contributing to the increase in selling general and administrative expenses for the twelve months ended June 30, 2002, are increases totaling approximately $623,000 at our Florida headquarters composed of increases of approximately $818,000 and $176,000 related to legal fees and compensation on options and warrants granted to consultants, respectively. The increases at our Florida headquarters were offset in part by a decrease in consulting fees totaling approximately $350,000. In addition, during the fiscal year ended June 30, 2002, our Scottish subsidiary experienced increases in selling, general and administrative expenses totaling approximately $84,000 and $77,000 related to professional fees and facility lease expense, respectively.

         We expect our overall selling, general and administrative expenses to increase in the foreseeable future as a result of the increase in the number of administrative employees and related expenses associated with the expansion of our Swedish operations as well as additional management time spent on the commercialization of Multiferon. Our ability to successfully commercialize Multiferon will require additional marketing and promotional activities and is dependent upon our ability to independently raise significant additional investment capital.

Amortization of Intangible Assets

         Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the fiscal year ended June 30, 2002, amortization of intangible assets totaled approximately $156,000. There was no amortization of intangibles assets during the fiscal year ended June 30, 2001.

Interest and Other Income

         The primary components of interest and other income are interest earned on cash and cash equivalents, gains or losses on the disposal of property and equipment, and gains or losses on foreign exchange. The decrease in interest and other income of approximately $384,000 during the fiscal year ended June 30, 2002 is attributed to the decrease in principal invested between the periods, decreased interest rates available between periods and the absence of a gain upon the disposal of fixed assets which was included in the twelve month period ended June 30, 2001.

Interest Expense

         The significant increase in interest expense totaling approximately $1,421,000 for the twelve months ended June 30, 2002, is primarily attributable to approximately $1,122,000 of non-cash interest expense on the convertible debentures which were issued in January 2002. Interest expense for the twelve months ended June 30, 2002, includes interest accrued on the debentures, amortization of deferred financing costs and amortization of the discount on the debentures resulting from the detachable warrants, additional purchase option and the debentures’ beneficial conversion feature.

Income Tax Benefit

         We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2002, income tax benefit totaled approximately $868,000. This amount consisted of income tax benefits totaling approximately $810,000 and $58,000 for tax credits from research and development activities in Scotland and the amortization expense on certain intangible assets related to the ViraNative acquisition, respectively. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, we have a net deferred tax liability of approximately $605,000. Based on our accumulated losses, a valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2002, we had a net operating loss carry forward of approximately $44 million for U.S. federal income tax purposes.

2001 Compared to 2000

Research and Development Costs

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses totaled approximately $5,317,000 and $6,067,000 during fiscal years 2001 and 2000, respectively. This represents a decrease of approximately $750,900 (12%) between years. We realized decreases in stock-based compensation expense and penalties attributable to convertible promissory notes during fiscal 2001. Stock-based compensation expense decreased by $1,868,000, while penalties decreased by $332,000, when compared to the preceding year. During the third quarter of fiscal 2000, the company modified the terms of stock options held by Viragen’s president resulting in a charge of $941,000. No similar charge was recognized during the 2001 fiscal year. Additionally, we recognized an adjustment of $329,000 during the fourth quarter of fiscal 2001 to reduce stock-based compensation. During that quarter, a consultant’s warrants to acquire 322,220 shares of common stock expired without vesting. The decrease in penalties is attributable to penalties incurred during the preceding year relating to the 8% convertible promissory notes outstanding at that time. No penalties were incurred during fiscal 2001. These decreases were offset by increases in other costs between fiscal years 2001 and 2000. During the year, administrative salaries and support fees increased by $276,000 and legal fees increased by $791,000. The increase in administrative salaries and support fees related specifically to consulting fees paid to administrative consultants. The increase in legal fees is related to contract negotiations for research collaborations and patent activity. Viragen has also incurred legal fees in its successful defense against claims in the case, Walter L. Smith v Cytoferon Corp., et al (Case No. 97-3187-CIV-MARCUS).

Equity In Losses On Unconsolidated Company

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

Interest Expense

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

Interest Rate Risk

         The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Foreign Currency Exchange Risk

         We conduct operations in several different countries. The balance sheet accounts of our operations in Sweden and Scotland are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

         Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currency. In Sweden, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. A 10 percent adverse change in the British Pound or Swedish Krona against the U.S. dollar would not have a material effect on our net loss.

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

Intangible Asset Risk

         We have a substantial amount of intangible assets. Although at June 30, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8. Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

			Served as
			Officer and/or
Name	Age	Position with the Company	Director Since	Class

Gerald Smith	71	Chairman of the Board Chief Executive Officer President	1994 1998 1993	C

Dennis W. Healey	54	Chief Financial Officer Treasurer Director Executive Vice President Secretary	1980 1980 1984 1993 1994	B

Melvin Rothberg	55	Executive Vice President	1999

Carl N. Singer	86	Director	1997	C

Charles J. Simons	84	Director	1998	A

Robert C. Salisbury	58	Director	1998	A

Douglas Lind	40	Director	2002	B

Nicholas M. Burke	30	Controller	2001

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

         At each annual meeting of stockholders, directors for the respective class whose term has expired will be elected. The directors chosen to succeed those whose terms have expired will be elected to hold office for a term to expire at the third ensuing annual meeting of stockholders after their election, and until their respective successors are elected and qualified. Terms of our directors expire as follows:

•	class A—after our 2004 annual meeting of stockholders;

•	class B—after our 2002 annual meeting of stockholders; and

•	class C—after our 2003 annual meeting of stockholders

         Gerald Smith became president of Viragen in May 1993. Since 1982, Mr. Smith was a principal stockholder, president, chief executive officer and a director of Business Development Corp. Business Development has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture. From August 1991 to December 1991, Mr. Smith was the chief executive officer of Electronic Imagery, Inc., a company engaged in the development of imaging software. Mr. Smith was also the president, chief executive officer and a director of Cinescopic Corporation and International Database Service, Inc. These are computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith discontinued the operations of Business Development Corp. in order to devote all of his time to Viragen. Mr. Smith is also chairman of the board and president of Viragen International, Inc.

         Dennis W. Healey is a certified public accountant. He was appointed chairman of the board and chief executive officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as chairman of the board to Mr. Smith. In July 1994, he relinquished the position of chief executive officer. Upon Gerald Smith becoming president in May 1993, Mr. Healey became executive vice president. He has served as chief financial officer and treasurer since

1980. Mr. Healey was appointed secretary in 1994. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen International, Inc.

         Melvin Rothberg joined Viragen as chief executive officer of Viragen U.S.A. in April 1998. In April 1999, Mr. Rothberg assumed the position of an executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company, from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company, from 1983 to 1990. Mr. Rothberg also serves as a director of Viragen International, Inc.

         Carl N. Singer was elected a director in August 1997 and currently serves as chairman emeritus. He currently serves as chairman of the executive committee and as a member of the compensation committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, a fund managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as a director of Viragen International, Inc.

         Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairman of the audit and finance committee and the compensation committee of the board of directors. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Also, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is a director of Veridian Corporation, an aerospace company, and a number of private companies. He was also a director of Home Intensive Care, Inc. from 1988 until July 1993. Mr. Simons is also a director of MedWaste, Inc., Diasa Inc. and Excalibur Corporation. Mr. Simons is an investor in Active Investors II, a fund managed by Fundamental Management Corporation. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen in two separate transactions, in exchange for 1,800,016 shares of our common stock.

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

         Douglas Lind formerly served as Senior Biotechnology Analyst for the brokerage firms of Morgan Stanley and Paine Webber. Previously he was Managing Director and Founder of Lind & Co., a Boston-based biotechnology investment research firm serving institutional clients. He was a practicing physician in Brookline, Massachusetts and served as an attending physician at St. Elizabeth’s Hospital in Boston, a major teaching affiliate of Tufts University School of Medicine, where he completed his clinical residency in Internal Medicine. Dr. Lind has served on numerous national health policy bodies.

         Nicholas M. Burke is a certified public accountant and joined Viragen as its controller in October 2001. Prior to joining Viragen, Mr. Burke served as corporate controller of SmartDisk Corporation a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen’s independent audit firm, concentrating his practice in the computer technology and biotechnology industries.

         There is no family relationship between any of the officers and directors.

         In September 2000, Robert H. Zeiger resigned his position as a director of Viragen and member of the executive committee. His resignation was due to health reasons. Sidney Dworkin, Ph.D., a director of Viragen and member of the audit and finance committee died on October 17, 2000. During September 2001, Jose I. Ortega resigned his position as controller of Viragen and Viragen (Europe). In April 2002, Mr. Abraham E. Cohen resigned his position as a director of Viragen to avoid the appearance of a conflict of interest as a result of his acceptance of a new directorship. In June 2002, Mr. E. Donald Shapiro resigned his position as a director of Viragen due to personal reasons. In September 2002, D. Magnus Nicolson resigned his positions as Chief Operating Officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland). In September 2002, Peter D. Fischbein resigned his position as a director of Viragen due to a pontential of a conflict of interest as a result of his directorship with Medicore, Inc., the Company’s former parent. Viragen has entered into litigation with Medicore over a 1986, subsequently amended royalty agreement.

         During fiscal 2002, Viragen’s board of directors met on 5 occasions. Viragen has an executive committee, an audit and finance committee and a compensation committee.

Executive Committee

         The executive committee acts for the full board during intervals between board meetings, except on matters which by law may not be delegated. The executive committee will meet as necessary. All actions by the committee are reported at the next board of directors meeting. During fiscal 2002, the executive committee met on 4 occasions. The executive committee consists of Carl N. Singer (chairperson) and Gerald Smith.

Audit and Finance Committee

         The audit and finance committee of the Viragen, Inc. board of directors was organized in February 1998. It is composed of two independent directors and operates under a written charter adopted by the board of directors in July 2000. The committee members are Charles J. Simons (chairperson) and Robert C. Salisbury. Peter D. Fischbein, was also a member of the audit and finance committee until his resignation as a director of Viragen in September 2002. During fiscal 2002, the audit and finance committee met on 5 occasions.

         The audit and finance committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. In this context, the committee has met and held discussions with management and the independent auditors. Management represented to the committee that Viragen’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees).

         In addition, the committee has discussed with the independent auditors, the auditor’s independence from the company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

         The committee discussed with our independent auditors the overall scope and plans for their respective audit. The committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of Viragen’s internal controls, and the overall quality of our financial reporting.

         In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Viragen’s annual report on Form 10-K for the year ended June 30, 2002, for filing with the Securities and Exchange Commission.

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

         Audit and Finance Committee and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         Currently, there are two members of the audit and finance committee and three members of the compensation committee. A majority of the compensation committee and all members of the audit and finance committee are outside directors.

Item 11. Executive Compensation and Employment Agreements

         The following table includes information concerning the compensation and employment agreements of the chief executive officer of Viragen and the four other most highly compensated executive officers as of June 30, 2002.

Summary Compensation Table

					Long Term Compensation

					Awards		Payouts

						Securities
		Annual Compensation			Restricted	Underlying
					Stock	Options/
Name and	Fiscal			Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)

Gerald Smith	2002	$325,000	$—	$—	$—	1,050,000	$—	$—
Chairman of the Board,	2001	296,333	—	—	—	850,000	—	—
CEO and President	2000	282,000	—	—	—	—	—	—

Dennis W. Healey	2002	$252,000	—	—	—	350,000	—	—
Exec. V.P., Treasurer,	2001	252,000	—	—	—	150,000	—	—
CFO and Director	2000	252,000	—	—	—	—	—	—

D. Magnus Nicolson	2002	$172,500	—	—	—	—	—	—
COO	2001	170,000	—	—	—	—	—	—
	2000	170,000	—	—	—	200,000	—	—

Melvin Rothberg	2002	$175,373	—	—	—	50,000	—	—
Exec. V.P	2001	172,500	—	—	—	—	—	—
	2000	160,000	—	—	—	350,000	—	—

Employment Agreements

         On March 1, 1999, Mr. Smith entered into a two-year employment agreement with Viragen. The agreement provided for:

•	an annual salary of $282,000,

•	health and life insurance,

•	similar employee benefits generally available to other employees,

•	use of an automobile and related maintenance, and

•	reimbursement of business related expenses.

         On March 1, 2001, Mr. Smith renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Smith is to receive an annual salary of $325,000. He also received options to purchase 850,000 shares of common stock at $1.35 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Mr. Smith’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

         In February 2002, 1,000,000 options granted to Mr. Smith in conjunction with his 1997 employment agreement and 50,000 options granted to Mr. Smith in 1997 for serving as Chairman of the Board expired. In March 2002, Viragen granted Mr. Smith options to purchase 1,050,000 shares of common stock at $1.04 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates.

         Mr. Smith continues to serve as the president and chairman of Viragen International, Inc.

         On March 1, 1999 Mr. Healey entered into a two-year employment agreement with Viragen. The agreement, provided for:

•	an annual salary of $252,000,

•	health and life insurance,

•	similar employee benefits generally available to other employees, and

•	reimbursement of automobile and business related expenses.

         On March 1, 2001, Mr. Healey renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Healey is to receive an annual salary of $252,000. He also received options to purchase 150,000 shares of common stock at $1.35 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vesting dates. Mr. Healey’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

         In February 2002, 300,000 options granted to Mr. Healey in conjunction with his 1997 employment agreement and 50,000 options granted to Mr. Healey in 1997 for serving as a director expired. In March 2002, Viragen granted Mr. Healey options to purchase 350,000 shares of common stock at $1.04 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates.

         Mr. Healey continues to serve as executive vice president, chief financial officer, secretary and director of Viragen International, Inc.

         On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement supercedes all previous agreements. The agreement provided for an annual salary of $170,000, employee benefits generally available to executive officers, use of an automobile and reimbursement of business related expenses. The agreement also provided for the grant of an option to acquire 200,000 shares of Viragen common stock at $.625, vesting one-third on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary.

         On July 1, 2001, Dr. Nicolson renewed his two year employment agreement with Viragen. Under the agreement, Dr. Nicolson received an annual salary of $172,500. He also received options to purchase 50,000 shares of Viragen International, Inc. common stock at $0.85 per share. The options vested one-half on the date of grant and one-half on the first year anniversary.

         In September 2002, Dr. Nicolson resigned his positions as Chief Operating Officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland). His common stock purchase options will expire 90 days subsequent to his resignation.

         On July 1, 1999, Mr. Rothberg entered into a two year employment agreement with Viragen. This agreement supercedes all previous agreements. The agreement provided for:

•	an annual salary of $160,000 and $172,500 for the first and second years, respectively,

•	the grant of an option to acquire 250,000 shares of common stock at $.625 per share, vesting one-half on the date of grant and one-half on the first year anniversary,

•	health insurance,

•	similar employee benefits generally available to executive employees,

•	$400 per month auto allowance, and

•	reimbursement of business related expenses.

         In April 2000, Mr. Rothberg was granted an option to acquire 100,000 shares of common stock at $2.00 per share, vesting on the date of grant. These options were granted simultaneously with the cancellation of an option to acquire 100,000 shares of Viragen U.S.A., Inc. at $0.22 per share held by Mr. Rothberg. The potential replacement of Viragen U.S.A. options was addressed in Mr. Rothberg’s April 28, 1998 option agreement.

         On July 1, 2001, Mr. Rothberg renewed his two year employment agreement with Viragen. Under the new agreement, Mr. Rothberg is to receive an annual salary of $172,500. He also received options to purchase 50,000 shares of common stock at $1.25 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Mr. Rothberg’s auto allowance was increased to $600 per month. All other terms are similar to his previous agreements. Effective February 28, 2002 Mr. Rothberg’s annual salary was increased to $181,500 to reflect his added responsibilities related to the acquisition of ViraNative.

Option/SAR Grants in Last Fiscal Year

         The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2002 to each person named in the Summary Compensation Table.

					Potential
					Realized Value at
	Individual Grants				Assumed Annual
					Rates of Stock
	Number of	% of Total			Price Appreciation
	Securities	Options/SARs			for Option Term
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%

Gerald Smith	1,050,000	54.2%	$1.04	2/28/08	336,000	750,750

Dennis W. Healey	350,000	18.1	1.04	2/28/08	112,000	250,250

D. Magnus Nicolson	—	—	—	—	—	—

Melvin Rothberg	50,000	2.6%	1.25	06/30/07	19,500	43,000

Option Exercises and Holdings

         The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2002 by each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2002 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at FY End (#)		Options at FY End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gerald Smith	—	$—	2,375,000	525,000	$190,000	$—

Dennis W. Healey	—	—	325,000	175,000	—	—

D. Magnus Nicolson	—	—	180,000	—	12,600	—

Melvin Rothberg	—	—	250,000	25,000	8,750	—

EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2002, consisting of the 1995 Stock Option Plan and the 1997 Stock Option Plan, as amended.

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
Plan category	and rights	and rights	(a)

Equity compensation plans approved by security holders	4,752,634	$1.34	305,966

Equity compensation plans not approved by security holders	—	—	—

Total	4,752,634		305,966

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

         The audit and finance committee and the compensation committee of the board of directors and the board of directors currently administer the plans. Administration of the plan includes determining:

•	the persons who will be granted plan options,

•	the type of plan options to be granted,

•	the number of shares subject to each plan options, and

•	the exercise price of plan options.

         Options granted under either the 1995 or the 1997 stock option plans may qualify as incentive stock options, under Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the plans also include a reload option provision. This provision permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option, which is granted under a plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors, the audit and finance committee or the compensation committee determine the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen’s common stock, no plan option may be exercisable more than five years after the date of the grant.

         Officers, directors, key employees and consultants of Viragen and its subsidiaries are eligible to receive non-qualified options under the stock option plans. Only officers, directors and employees who are employed by Viragen or by any of its subsidiaries are eligible to receive incentive options.

         Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under a recent amendment to the 1997 stock option plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the compensation committee. If an optionee’s employment is terminated for any reason, other than his death or disability, or if an optionee is not an employee but is a member of Viragen’s board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

         The board of directors may amend, suspend or terminate the stock option plans at any time. However, no amendment can be made which changes the minimum purchase price, except in the event of adjustments due to changes in Viragen’s capitalization. Unless the plans have been suspended or terminated by the board of directors, the 1995 Stock Option Plan will terminate on May 15, 2005, and the 1997 Stock Option Plan will terminate on January 27, 2007. The termination of either plan will not affect the validity of any plan options previously granted.

         As of September 20, 2002, there were approximately 32,000 and 268,000 options available under the 1995 and 1997 stock option plans, respectively.

Other Option Grants

         On March 1, 2002 and April 1, 2002, Viragen granted options to purchase an aggregate 70,000 shares of common stock to four directors. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates, at prices ranging from $0.75 to $1.04 per share. The options were allocated, as follows:

•	Peter D. Fischbein—55,000 shares;

•	Robert C. Salisbury—5,000 shares;

•	Charles J. Simons—5,000 shares; and

•	Carl N. Singer—5,000 shares.

         The unvested options granted to Peter D. Fischbein expired upon his resignation as a director of Viragen in September 2002 and the vested portion will expire 90 days subsequent to his resignation.

	Cumulative Total Return

	6/97	6/98	6/99	6/00	6/01	6/02
VIRAGEN, INC.	100.00	74.08	35.80	88.89	49.38	27.26

AMEX COMPOSITE	100.00	115.86	128.17	150.33	147.42	143.44

NASDAQ BIOTECHNOLOGY	100.00	102.58	164.03	393.49	327.72	164.94

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table shows certain information known to us regarding Viragen’s common stock beneficially owned at September 25, 2002, by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen’s common stock,

•	each of Viragen’s directors, and

•	all officers and directors as a group.

Under securities law, a person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days.

         This table is based upon 111,540,798 shares of common stock outstanding at September 25, 2002, and does not give effect to:

•	the issuance of up to 15,447,278 shares that would be issued in the event outstanding options and warrants are exercised and upon the conversion of convertible stock or debt, except with respect to beneficial ownership of shares attributed to the named person.

			Common Shares Beneficially Owned
	Number of Shares
	Beneficially	Percent of		Acquirable Within
Name of Beneficial Owner	Owned	Class	Currently	60 days

Gerald Smith	2,392,000	2.1%	17,000	2,375,000

Carl N. Singer	4,289,341	3.9	3,886,841	452,500

Dennis W. Healey	740,000	*	415,000	325,000

Douglas Lind	275,000	*	—	275,000

Robert C. Salisbury	37,500	*	30,000	7,500

Charles J. Simons	42,500	*	10,000	32,500

Officers and Directors as a group (8 persons)	8,166,641	7.3	4,374,141	3,792,500

*	less than 1%

         The beneficial ownership figures include 3,836,341 common shares and warrants to acquire 100,000 common shares held by Fundamental Management Corporation, a Florida-based institutional investment fund, which have been attributed to Carl N. Singer. Mr. Singer is the chairperson of Fundamental Management Corporation. Mr. Salisbury is also a director and investor in a fund managed by Fundamental Management Corporation. Mr. Simons is an investor in a fund managed by Fundamental Management Corporation.

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

         To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Item 13. Certain Relationships and Related Transactions

         Gerald Smith and Dennis W. Healey, who are principal officers of Viragen, also serve as the principal officers of Viragen International, Inc.

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

         Carl N. Singer, a director of Viragen and the chairman of its executive committee, also exercised options for 50,000 shares on October 1, 1998. Peter Fischbein, a director, exercised options for 200,000 shares on October 8, 1998. Charles F. Fistel, a former officer, exercised options totaling 410,000 shares on May 3, 1999 and May 11, 1999. These options were all exercised through the issuance of promissory notes payable Viragen totaling $302,000, and related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 5.06% and 5.15%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. During February 2000, Mr. Fischbein exercised options for an additional 25,000 common shares through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bears interest at 6.46%. Mr. Singer paid-in-full the $59,000 principal, plus related interest, on his promissory note, during March 2000. Mr. Singer’s collateral was released from escrow upon receipt of his payment. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed common shares were released to Mr. Fistel upon receipt of his payment.

         During January 2000, we contracted Cameron Associates, Inc. to act as an investor relation’s consultant. Cameron Associates received $6,000 per month through February 2000, subsequently reduced to $3,000 per month, as compensation for their services. They also received warrants to purchase 100,000 common shares of Viragen at $1.17 per share through January 2005. Mr. Singer serves as a director on Cameron Associates’ board of directors and is a minority stockholder.

         On February 7, 2000, the board of directors voted to modify the terms of an option to purchase one million shares of common stock $0.50, which had been granted to Mr. Smith, Viragen’s president, during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB 25, we recognized compensation expense of $941,000 relating to this modification.

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

\

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

         Mr. Robert Salisbury, a director of Viragen, also serves as a director and investor in Fundamental Management Corporation which manages the Active Investors II fund. Mr. Charles Simons, a director of Viragen, is an investor in the Active Investors II fund.

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

         Commencing in March 2000, Mr. Singer is receiving $100,000 per year for his services as a director and chairperson of the executive committee. He receives no other director fees. In addition, for these services on March 14, 2000, Mr. Singer was granted an option to acquire 100,000 shares of common stock. The option provides for:

•	an exercise price of $3.75 per share,

•	are exercisable for 5 years from the vesting date,

•	an exercisable 33,333 shares on the grant date; 33,333 shares on the first anniversary of the grant date and 33,334 shares on the second anniversary of the grant date.

         During fiscal 2001, Mr. Simons received $36,000 as compensation for serving as chairman of the audit and finance committee.

         During October 2000, Dennis W. Healey and Sidney Dworkin, a former director of Viragen, each exercised 100,000 options to purchase common stock. Both exercised their options through the issuance of promissory notes payable to Viragen totaling $100,000. Messrs. Healey and Dworkin also entered into related pledge and escrow agreements. The promissory notes carry an interest rate of 6.00%, payable semi-annually, and are secured by the underlying common stock purchased. Mr. Dworkin paid-in-full the principal on his note during October 2002, and the escrowed shares were released. The remaining 100,000 shares of common stock are being held in escrow, pursuant to the provisions of the pledge and escrow agreement, pending payment of the related $50,000 note, which is due five years from the date of exercise.

         During March 2001, Abraham Cohen and E. Donald Shapiro entered into consulting agreements with Viragen. Each was to provide consulting services to Viragen for a two year period ending March 31, 2003. These consulting services were in addition to their service on the board of directors. As compensation, each was granted options to purchase 200,000 common shares at $1.20 per share. These options vested 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options were exercisable over five years from the vest dates. Options granted under these agreements expired as of September 30, 2002 as a result of the resignation of Messrs. Cohen and Shapiro.

         During May 2001, Robert C. Salisbury entered into a consulting agreement with Viragen. He was to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services were in addition to his service on the board of directors. As compensation, he would have been granted warrants to purchase up to

110,000 shares of common stock. The warrants would have been granted in tranches upon performance of specific criteria. The warrants would have vested one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants would have been exercisable for five years from the vest dates, at 115% of the fair market value of Viragen’s common stock on the dates of grant. Subsequent to June 30, 2002, Mr. Salisbury and Viragen agreed to terminate this consulting agreement.

PART IV

Item 14. Exhibits and Reports on Form 8-K

         (a)  The following is a list of documents filed as part of this annual report.

Exhibit
Number		Description

3.	—	Articles of Incorporation and By-Laws.

3.1	—	Articles of Incorporation and By-Laws (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

3.2	—	Certificate of Amendment of Certificate of Incorporation dated September 11, 1986 (incorporated by reference to Viragen’s registration statement on Form S-2 dated October 24, 1986, File No. 33-9714).

3.3	—	Certificate of Amendment of Certificate of Incorporation dated April 8, 1987 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.4	—	Certificate of Amendment of Certificate of Incorporation dated May 11, 1993 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.5	—	Certificate of Amendment of Certificate of Incorporation dated February 28, 1997 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.6	—	Certificate of Amendment of Certificate of Incorporation dated July 2, 1997 (incorporated by reference to Viragen’s current report on Fort 8-K dated April 17, 2000, filed on April 13, 2000).

3.7	—	Certificate of Amendment of Certificate of Incorporation dated October 4, 1999 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.8	—	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001.

4.	—	Instruments defining the rights of security holders, including indentures.

4.1	—	Form of common Stock Certificate (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

4.2	—	Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4).

4.3	—	Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15.

4.4	—	1995 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed June 9, 1995).

4.5	—	1997 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement of Form S-8 filed April 17, 1998).

4.6	—	Subscription Agreement between Active Investors Ltd. II and Viragen, Inc. dated February 18, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.7	—	Loan and Escrow Agreement between AMRO International, S.A. and Viragen, Inc. dated March 1, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.8	—	Common Stock Purchase Warrant issued to Equitable Equity Lending, Inc. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.9	—	Common Stock Purchase Warrant granted to Girmon Investment Co., Limited dated December 21, 1998 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.10	—	Common Stock Purchase Warrant granted to Robert Keller, M.D. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.11	—	Common Stock Purchase Warrant granted to David W. Kirchembaum dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

Exhibit
Number		Description

4.12	—	Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.13	—	Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.14	—	Form of Common Stock Purchase Warrants granted to Pablo A. Guzman, M.D. between April 2, 1998 and November 4, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.15	—	Common Stock Purchase Warrant granted to Dunwoody Brokerage Services, Inc. dated December 28, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.16	—	Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.17	—	Common Stock Purchase Warrant granted to Cameron Associates, Inc. dated January 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.18	—	Common Stock Purchase Warrant granted to Nassau Securities, Int’l. dated April 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.19	—	Stock Option Agreement between Viragen, Inc. and Gerald Smith dated February 7, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

10.	—	Material contracts.

10.1	—	Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, File No. 2-89390, dated February 10, 1984 (“Medicore’s S-1”), Part II, Item 16(a)(10)(xxxiii)).

10.2	—	License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, Part II, Item 16(a)(10)(xxxiv)).

10.3	—	Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K, Item 7(c)(i)).

10.4	—	Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

10.5	—	Agreement for Sale of Stock between the Company and Cytoferon Corp. dated February 5, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 1993 Item 7(c)(28)).

10.6	—	Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 1993, Item 7(c)(28)(i)).

10.7	—	Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix)).

10.8	—	Marketing and Management Services Agreement between the Company and Cytoferon Corp. dated August 18, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xxiii)).

10.9	—	Agreement for Sale of Stock between Cytoferon and the Company dated November 19, 1993 (incorporated by reference to the Company’s June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxiv)).

10.10	—	Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxii)).

10.11	—	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxvi)).

Exhibit
Number		Description

10.12	—	Series H Convertible Preferred Stock, Form of Subscription Agreement dated February 17, 1998 and related Registration Agreement and Common Stock Purchase Warrants (incorporated By reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.13	—	Series I Convertible Preferred Stock, Form of Subscription Agreement dated April 2, 1998 and related Registration Rights Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.14	—	Cooperation and Supply Agreement between the Company, Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to The Securities and Exchange Commission).

10.15	—	Buffycoat Supply Agreement between America’s Blood Centers and the Company dated July 15, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.16	—	Agreement between the Company and the American Red Cross dated August 18, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.17	—	Strategic Alliance Agreement between the Company and Inflammatics, Inc. and Inflammatics Inc. Series A Convertible Preferred Stock Purchase Agreement (incorporated By reference to the Company’s Annual Report on Form 10-K for The year ended June 30, 1998).

10.18	—	Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.19	—	Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.20	—	Dennis W. Healey Pledge and Escrow Agreement for 200,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.21	—	Dennis W. Healey Pledge and Escrow Agreement for 50,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.22	—	Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998.

10.23	—	Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.24	—	Purchase Agreement between the Registrant, the Isosceles Fund and Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Amendment No. 1 to Registration Statement on Form S-3 filed on June 21, 1999, File No. 333-75749).

10.25	—	8% Redeemable Convertible Promissory Note to the Isosceles Fund dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.26	—	8% Redeemable Convertible Promissory Note to Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.27	—	Common Stock Purchase Warrant issued to the Isosceles Fund Dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.28	—	Supply and Distribution Agreement between Viragen and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.29	—	Employment Agreement between Viragen and Gerald Smith dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

Exhibit
Number		Description

10.30	—	Employment Agreement between Viragen and Dennis W. Healey Dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.31	—	Memorandum of Agreement between the Isosceles Fund and the Company dated March 17, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.32	—	Letter of Intent between the Company and Drogsan Healthcare Dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.33	—	Common stock and Warrants Agreement. Stock Purchase Warrant and Registration Rights Agreement dated November 24, 1999 (incorporated by reference to Viragen’s Current Report on Form 8-K dated December 9, 1999).

10.34	—	Carl N. Singer Promissory Note, Pledge and Escrow Agreement for 50,000 shares dated October 1, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.35	—	Peter Fischbein Promissory Note, Pledge and Escrow Agreement for 200,000 shares dated October 8, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.36	—	Employment Agreement, Stock Option Agreement between Viragen and Melvin Rothberg dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.37	—	Employment Agreement, Stock Option Agreement between Viragen (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.38	—	Promissory Note and Mortgage and Security Agreement dated August 10, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.39	—	Mortgage and Security Agreement dated November 3, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.40	—	Dennis W. Healey Promissory Note, Pledge and Escrow Agreement for 100,000 shares dated October 3, 2000 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.41	—	Development, License and Collaborative Agreement between Roslin Institute (Edinburgh) and Viragen, Inc. dated November 15, 2000 (incorporated by reference to Viragen’s Form S-3 registration statement filed December 29, 2000, File No. 333-52996).

10.42	—	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.43	—	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.44	—	Consulting Agreement, Stock Option Agreement between Viragen and E. Donald Shapiro dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.45	—	Consulting Agreement, Stock Option Agreement between Viragen and Abraham Cohen dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.46	—	Option Agreement between Geron Corporation and Viragen, Inc. Dated May 14, 2001 (incorporated by reference to Viragen’s Form S-3 registration statement filed June 18, 2001, File No. 333-63246).

10.47	—	Consulting Agreement between Viragen and Robert C. Salisbury dated May 23, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

Exhibit
Number		Description

10.48	—	Agreement for the Acquisition of BioNative AB between Hakan Borg and others, Viragen (Europe) Limited and Viragen, Inc. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s Annual Report on Form 10-K filed September 28, 2001).

10.49	—	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001).

10.50	—	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s quarterly report on Form 10-Q filed November 19, 2001).

10.51	—	Securities Purchase Agreement, Convertible Debentures, Common Stock Purchase Warrants and Registration Rights Agreement dated January 11, 2002 (incorporated by reference to Viragen’s Current Report on Form 8-K dated January 15, 2002).

21.1	—	Subsidiaries of the registrant.*

23.1	—	Consent of Independent Certified Public Accountants.*

*	Filed herewith

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN, INC.

By:	/s/ Gerald Smith

Gerald Smith Chairman of the Board of Directors and President

Dated: September 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Smith Gerald Smith	Chairman of the Board of Directors, President and Principal Executive Officer	September 27, 2002

/s/ Carl N. Singer Carl N. Singer	Director, Chairman Emeritus and Chairman of the Executive Committee	September 27, 2002

/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, Principal Accounting Officer, Director and Secretary	September 27, 2002

/s/ Charles J. Simons Charles J. Simons	Director, Chairman of the Audit and Finance Committee and Chairman of the Compensation Committee	September 27, 2002

/s/ Douglas Lind Douglas Lind	Director	September 27, 2002

/s/ Robert C. Salisbury Robert C. Salisbury	Director	September 27, 2002

/s/ Nicholas M. Burke Nicholas M. Burke	Controller and Principal Accounting Officer	September 27, 2002

CERTIFICATIONS

I, Gerald Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of Viragen, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/S/ GERALD SMITH

Gerald Smith
Chief Executive Officer

I, Dennis W. Healey, certify that:

1.     I have reviewed this annual report on Form 10-K of Viragen, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/S/ DENNIS W. HEALEY

Dennis W. Healey
Chief Financial Officer

FORM 10-K — ITEM 8

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

VIRAGEN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Viragen, Inc.

         We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that Viragen, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses, has an accumulated deficit and a working capital deficiency. The Company’s ability to continue as a going concern is dependent on its ability to raise adequate capital to fund necessary product commercialization and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Miami, Florida
September 6, 2002

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2002	2001

ASSETS

Current assets

Cash and cash equivalents	$765,861	$7,659,153

Accounts receivable	349,965	—

Inventories	1,866,568	—

Prepaid expenses	399,626	185,072

Other current assets	1,152,133	420,634

Total current assets	4,534,153	8,264,859

Property, plant and equipment

Land, building and improvements	3,254,701	2,341,557

Equipment and furniture	5,022,695	3,994,890

Construction in progress	375,373	—

	8,652,769	6,336,447

Less accumulated depreciation	(2,678,299)	(1,813,561)

	5,974,470	4,522,886

Goodwill	8,460,940	—

Developed technology, net	1,765,618	—

Other intangible assets, net	50,619	—

Deposits and other assets	10,804	33,206

	$20,796,604	$12,820,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,583,333	$1,440,322

Accrued expenses and other liabilities	1,081,079	606,611

Convertible debentures	711,982	—

Lines of credit and short term borrowings	1,294,904	—

Current portion of long-term debt	72,374	39,490

Deferred tax liability, current	60,686	—

Total current liabilities	4,804,358	2,086,423

Royalties payable	107,866	107,866

Long-term debt, less current portion	1,023,948	25,488

Minority interest in subsidiaries	2,845,616	308,765

Deferred tax liability	544,196	—

Commitments and Contingencies

Stockholders’ equity

Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650

Common stock, $.01 par value. Authorized 150,000,000 shares at June 30, 2002 and June 30, 2001; 104,831,855 issued and 103,986,578 outstanding at June 30, 2002; 100,259,174 issued and 99,413,897 outstanding at June 30, 2001	1,048,317	1,002,590

Capital in excess of par value	96,197,939	85,300,017

Treasury stock, 845,277 shares at June 30, 2002 and June 30, 2001, at cost	(1,277,613)	(1,277,613)

Accumulated deficit	(84,939,213)	(73,847,731)

Accumulated other comprehensive income (loss)	656,237	(620,308)

Notes due from directors	(217,697)	(267,196)

Total stockholders’ equity	11,470,620	10,292,409

	$20,796,604	$12,820,951

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2002	2001	2000

Product sales	$1,275,264	$—	$—

Costs and expenses

Cost of sales	909,753	—	—

Research and development	4,931,959	7,069,432	4,836,753

Selling, general and administrative	7,041,376	5,316,842	6,066,784

Equity in losses of unconsolidated company	—	18,767	652,978

Amortization of intangible assets	155,804	—	—

Interest and other income	(333,130)	(717,567)	(170,512)

Interest expense	1,444,016	23,470	1,717,316

Loss before income taxes and minority interest	(12,874,514)	(11,710,944)	(13,103,319)

Income tax benefit	867,992	—	—

Minority interest in loss of subsidiaries	917,690	703,135	792,424

NET LOSS	(11,088,832)	(11,007,809)	(12,310,895)

Deduct required dividends on convertible preferred stock, Series A	2,650	2,650	2,650

Deduct required dividends on convertible preferred stock, Series I	—	—	2,699

LOSS ATTRIBUTABLE TO COMMON STOCK	$(11,091,482)	$(11,010,459)	$(12,316,244)

BASIC AND DILUTED NET LOSS PER COMMON SHARE, after deduction for required dividends on convertible preferred stock	$(0.11)	$(0.12)	$(0.16)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	100,415,708	95,116,909	78,452,813

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred			Capital
	Stock,	Common Stock		in Excess
	Series A	Shares	Amount	of Par Value

Balance at June 30, 1999	$2,650	69,068,485	$699,135	$55,353,205

Comprehensive loss:

Net loss

Foreign currency translation adjustment

Comprehensive loss:

Private Placement of common stock, net		10,228,080	102,281	10,485,867

Exercise of debt and equity offering warrants		1,528,560	15,286	816,403

Beneficial conversion rate on convertible promissory notes				440,000

Sale of detachable warrants on convertible promissory notes and short-term borrowings				166,250

Conversion of convertible promissory notes into common stock		6,152,860	61,529	4,054,832

Reset shares issued on 8% convertible promissory notes		1,098,120	10,981	686,265

Exercise of compensatory common stock options and warrants		1,567,400	15,674	1,310,421

Exercise of compensatory common stock options with promissory notes		525,000	5,250	269,750

Collections on promissory notes for common stock exercises

Compensation expense on stock options and warrants				2,149,654

Consulting fees paid with common stock		107,000	1,070	85,930

Dividend on series A preferred stock

Capital contribution to Viragen International				(532,512)

Exercise of Viragen International common stock options				1,344

Conversion of series I preferred stock		246,140	2,461	107,539

Accretion of series I preferred stock

Accretion paid in common stock		30,480	305	13,314

Accrued interest income on director’s notes

Balance at June 30, 2000	$2,650	90,552,125	$913,972	$75,408,262

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other	Notes
	Treasury Stock		Accumulated	Comprehensive	Due From
	Shares	Amount	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 1999	845,277	$(1,277,613)	$(50,521,028)	$46,752	$(466,842)	$3,836,259

Comprehensive loss:

Net loss			(12,310,895)			(12,310,895)

Foreign currency translation adjustment				(277,965)		(277,965)

Comprehensive loss:						(12,588,860)

Private Placement of common stock, net						10,588,148

Exercise of debt and equity offering warrants						831,689

Beneficial conversion rate on convertible promissory notes						440,000

Sale of detachable warrants on convertible promissory notes and short-term borrowings						166,250

Conversion of convertible promissory notes into common stock						4,116,361

Reset shares issued on 8% convertible promissory notes						697,246

Exercise of compensatory common stock options and warrants						1,326,095

Exercise of compensatory common stock options with promissory notes					(275,000)	—

Collections on promissory notes for common stock exercises					571,500	571,500

Compensation expense on stock options and warrants						2,149,654

Consulting fees paid with common stock						87,000

Dividend on series A preferred stock			(2,650)			(2,650)

Capital contribution to Viragen International						(532,512)

Exercise of Viragen International common stock options						1,344

Conversion of series I preferred stock						110,000

Accretion of series I preferred stock			(2,699)			(2,699)

Accretion paid in common stock						13,619

Accrued interest income on director’s notes					7,481	7,481

Balance at June 30, 2000	845,277	$(1,277,613)	$(62,837,272)	$(231,213)	$(162,861)	$11,815,925

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

	Preferred			Capital
	Stock,	Common Stock		in Excess
	Series A	Shares	Amount	of Par Value

Balance at June 30, 2000	$2,650	90,552,125	$913,972	$75,408,262

Net loss

Foreign currency translation adjustment

Comprehensive loss:

Private Placement of common stock, net		7,786,825	77,868	9,436,986

Exercise of compensatory common stock options and warrants		608,280	6,083	453,027

Exercise of compensatory common stock options with promissory notes		200,000	2,000	98,000

Compensation expense on stock options and warrants				513,533

Consulting fees paid with common stock		266,667	2,667	334,833

Capital contribution to Viragen International				(945,128)

Exercise of Viragen International common stock options				504

Dividend on series A preferred stock

Accrued interest income on director’s notes

Balance at June 30, 2001	$2,650	99,413,897	$1,002,590	$85,300,017

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other	Notes
	Treasury Stock		Accumulated	Comprehensive	Due From
	Shares	Amount	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 2000	845,277	$(1,277,613)	$(62,837,272)	$(231,213)	$(162,861)	$11,815,925

Net loss			(11,007,809)			(11,007,809)

Foreign currency translation adjustment				(389,095)		(389,095)

Comprehensive loss:						(11,396,904)

Private Placement of common stock, net						9,514,854

Exercise of compensatory common stock options and warrants						459,110

Exercise of compensatory common stock options with promissory notes					(100,000)	—

Compensation expense on stock options and warrants						513,533

Consulting fees paid with common stock						337,500

Capital contribution to Viragen International						(945,128)

Exercise of Viragen International common stock options						504

Dividend on series A preferred stock			(2,650)			(2,650)

Accrued interest income on director’s notes					(4,335)	(4,335)

Balance at June 30, 2001	845,277	$(1,277,613)	$(73,847,731)	$(620,308)	$(267,196)	$10,292,409

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

	Preferred			Capital
	Stock,	Common Stock		in Excess
	Series A	Shares	Amount	of Par Value

Balance at June 30, 2001	$2,650	99,413,897	$1,002,590	$85,300,017

Net loss

Foreign currency translation adjustment

Comprehensive loss:

Private Placement of common stock, net		3,792,017	37,920	2,891,958

Beneficial conversion rate on convertible debentures				1,341,672

Sale of detachable warrants and additional purchase option with convertible debentures				734,954

Conversion of convertible debentures into common stock		388,007	3,880	306,774

Exercise of debt and equity offering warrants		143,457	1,435	77,023

Exercise of compensatory common stock options and warrants		249,200	2,492	231,289

Compensation expense on stock options and warrants				(30,781)

Acquisition of ViraNative AB by Viragen International				8,799,571

Change in minority interest ownership in Viragen International				(3,454,538)

Collections on promissory notes for common stock exercises

Accrued interest income on director’s notes

Dividend on series A preferred stock

Balance at June 30, 2002	$2,650	103,986,578	$1,048,317	$96,197,939

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other	Notes
	Treasury Stock		Accumulated	Comprehensive	Due From
	Shares	Amount	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 2001	845,277	$(1,277,613)	$(73,847,731)	$(620,308)	$(267,196)	$10,292,409

Net loss			(11,088,832)			(11,088,832)

Foreign currency translation adjustment				1,276,545		1,276,545

Comprehensive loss:						(9,812,287)

Private Placement of common stock, net						2,929,878

Beneficial conversion rate on convertible debentures						1,341,672

Sale of detachable warrants and additional purchase option with convertible debentures						734,954

Conversion of convertible debentures into common stock						310,654

Exercise of debt and equity offering warrants						78,458

Exercise of compensatory common stock options and warrants						233,781

Compensation expense on stock options and warrants						(30,781)

Acquisition of ViraNative AB by Viragen International						8,799,571

Change in minority interest ownership in Viragen International						(3,454,538)

Collections on promissory notes for common stock exercises					61,766	61,766

Accrued interest income on director’s notes					(12,267)	(12,267)

Dividend on series A preferred stock			(2,650)			(2,650)

Balance at June 30, 2002	845,277	$(1,277,613)	$(84,939,213)	$656,237	$(217,697)	$11,470,620

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2002	2001	2000

OPERATING ACTIVITIES

Net loss	$(11,088,832)	$(11,007,809)	$(12,310,895)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	724,380	610,894	682,009

Amortization of intangible assets	155,804	—	—

Consulting fees paid with common stock	—	337,500	47,000

Compensation (benefit) expense on common stock options and warrants	(30,781)	513,533	2,149,654

Minority interest in loss of subsidiary	(917,690)	(703,135)	(792,424)

Gain on sale of property, plant and equipment	—	(195,919)	—

Impairment loss recognized on long-lived assets	—	—	101,859

Amortization of discount on convertible promissory notes and short term borrowings	1,121,944	—	236,373

Amortization of deferred financing costs	95,088	—	—

Deferred income tax benefit	(58,158)

Interest expense on reset shares	—	—	697,246

Interest expense on beneficial conversion rate of convertible promissory notes	—	—	440,000

Recovery of bad debts	—	—	(24,630)

Increase (decrease) relating to operating activities from:

Accounts receivable	(85,231)	—	—

Inventories	(832,496)	—	—

Prepaid expenses	117,931	198,024	(72,759)

Other current assets	(650,586)	(125,858)	(43,713)

Investment in unconsolidated company	—	18,767	652,977

Deposits and other assets	22,402	70,732	223,801

Accounts payable	(132,857)	378,865	(70,866)

Accrued expenses and other liabilities	302,467	(7,139)	88,807

Notes due from directors	(501)	(4,335)	7,481

Net cash used in operating activities	(11,257,116)	(9,915,880)	(7,988,080)

INVESTING ACTIVITIES

Additions to property, plant and equipment, net	(615,954)	(380,949)	(237,712)

Sale of property, plant and equipment	—	721,050	—

Acquisition of ViraNative, net of cash acquired	(203,885)	—	—

Net cash (used in) provided by investing activities	(819,839)	340,101	(237,712)

FINANCING ACTIVITIES

Proceeds from private placements, net	2,929,878	9,514,854	10,588,148

Net borrowings on lines of credit and short-term borrowing	296,788	—	—

Payments on long-term debt	(103,392)	(725,066)	(285,937)

Proceeds from exercise of debt and equity offering warrants	78,458	—	831,689

Collections on promissory notes issued for compensatory common stock option exercises	50,000	—	651,500

Proceeds from sale of convertible promissory notes, net	—	—	1,772,985

Proceeds from short term borrowings, net	—	—	887,740

Proceeds from sale of detachable warrants with convertible promissory notes and short-term borrowings	—	—	166,250

Payments on short term borrowings	—	—	(400,000)

Proceeds from issuance of convertible debentures with detachable warrants and additional purchase option, net	2,323,999	—	—

Payments on convertible debentures	(555,555)	—	—

Preferred dividends paid to preferred stock series A	—	(5,300)	—

Proceeds from exercise of subsidiaries’ common stock options	—	504	1,344

Proceeds from exercise of compensatory common stock options and warrants	233,781	459,110	1,326,095

Net cash provided by financing activities	5,253,957	9,244,102	15,539,814

Effect of exchange rate fluctuations on cash	(70,294)	(103,618)	(275,161)

(Decrease) increase in cash and cash equivalents	(6,893,292)	(435,295)	7,038,861

Cash and cash equivalents at beginning of period	7,659,153	8,094,448	1,055,587

Cash and cash equivalents at end of period	$765,861	$7,659,153	$8,094,448

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

         Supplemental Cash Flow Information:

	Year Ended June 30,

	2002	2001	2000

Interest paid	$151,280	$23,470	$94,446

         During the years ended June 30, 2002, 2001 and 2000, Viragen had the following non-cash investing and financing activities:

	Year Ended June 30,

	2002	2001	2000

Purchase of insurance with notes payable	$182,888	$22,858	$33,422

Exercise of common stock options with promissory notes	—	100,000	275,000

Contribution of intercompany balances as capital to Viragen International	—	(945,128)	(532,512)

Purchase of assets with notes payable	—	78,953	—

Settlement of note payable upon trade-in of asset	—	(33,916)	—

Cancellation of put warrants	—	(58,000)	—

Refinancing of short-term borrowings to long-term debt	—	—	600,000

Accrued consulting fees paid with common stock	—	—	40,000

Conversion of convertible notes and accrued interest into common stock	310,654	—	4,116,361

Issuance of put warrants for consulting fees	—	—	58,000

Conversion of preferred stock into common stock	—	—	110,000

Accretion paid in common stock	—	—	13,619

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business and Organization: Viragen, Inc. and its subsidiaries are engaged in the research, development and manufacture of immunological products for the treatment of life-threatening illnesses. We are also in the business of developing innovative technologies aimed at improving the manufacturing processes used to produce certain medical therapies.

         Viragen (Europe) Ltd., our majority-owned subsidiary, changed its name to Viragen International, Inc. effective March 26, 2002. This change was made to provide a more accurate description of our current operations and to better describe our plans to penetrate the global market. As a result of the name change, Viragen International’s new symbol on the OTC Bulletin Board is “VGNI.”

         Consolidation and Basis of Presentation: The consolidated financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         During 2002, 2001 and 2000, Viragen, Inc. incurred significant losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively, and has an accumulated deficit of approximately $84,939,000 as of June 30, 2002. Additionally, the Company had a cash balance of approximately $766,000 and a working capital deficit of approximately $270,000 at June 30, 2002. Management anticipates additional future losses as it commercializes its natural interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

         Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk: The Company is subject to a concentration of credit risk with respect to its accounts receivable balance. The Company sells its natural interferon product to manufacturers and distributors located outside the US. Credit terms to our customers generally range from 14 to 90 days. The Company evaluates and monitors the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses. For the year ended June 30, 2002 a significant portion of our revenue was from one customer located in Italy. As of June 30, 2002, this same customer represented approximately 88% of our accounts receivable balance. This amount was collected subsequent to June 30, 2002. If the financial condition or operations of this customer were to deteriorate, the Company’s results could be adversely affected.

         Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts to the local currency, which were denominated in a foreign currency. For fiscal years 2001 and 2000, foreign currency gains and losses were immaterial to our results of operations.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

         Fair Value of Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2002, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2002, due to the variable interest rates on those instruments.

         Cash and Cash Equivalents: Cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

         Accounts Receivable: Accounts receivable consists of amounts due from the sale of our natural interferon product by our Swedish subsidiary. Approximately 88% of our total accounts receivable as of June 30, 2002 were from one customer located in Italy. This amount was collected in full subsequent to June 30, 2002. Our customers are required to pay for the product they order whether or not they ultimately use or resell the product. As of June 30, 2002 there is no allowance for doubtful accounts and no allowance for returns.

         Inventories: Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of bulk and purified human leukocyte interferon.

         Inventories consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

Finished products	$410,343	$—

Work in process	1,293,851	—

Raw materials and supplies	162,374	—

Total inventories	$1,866,568	$—

         Certain raw materials used by the Company in the manufacture of its natural interferon product are available from a limited number of suppliers. The Company is dependent on its suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

         Other Current Assets: Other current assets consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

VAT tax refund receivable	$163,542	$222,965

Note receivable	118,846	115,885

UK research and development tax credit receivable	780,459	—

Other current assets	89,286	81,784

	$1,152,133	$420,634

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

         Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvement	Shorter of lease term or 25 years

Equipment and furniture	5-10 years

         Goodwill: In accordance with SFAS No. 141, Business Combinations, we use the purchase method of accounting for business combinations. We have approximately $8.5 million of goodwill recorded on our balance sheet as of June 30, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

         Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the Company’s acquisition of ViraNative in September 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is provided using the straight-line method over the assets’ estimated useful lives.

         Impairment of Long-Lived Assets: We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

         Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

Accrued payroll and related expenses	$319,724	$71,951

Accrued rent expense	172,779	129,943

Accrued accounting fees	135,745	20,000

Accrued legal fees	65,614	91,160

Accrued consulting fees	201,560	117,424

Other accrued expenses	185,657	176,133

	$1,081,079	$606,611

         Debt Issued with Stock Purchase Warrants: Viragen accounts for debt issued with stock purchase warrants in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

         Sale of Stock by Subsidiaries: Viragen accounts for sales of stock by its subsidiaries as capital transactions for financial reporting purposes.

         Revenue: We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

         Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2002 were immaterial. There were no advertising costs incurred during fiscal 2001 and 2000.

         Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Accordingly, all research and development costs are expensed as incurred.

         Stock Based Compensation: We account for our stock-based compensation arrangements with employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we do not recognize compensation expense for stock option grants to these employees and directors where the exercise price equals or exceeds fair market value at date of grant. We provide supplemental disclosures as required by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

         We account for our stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

         Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

         Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, “Earnings per Share.” The effects of convertible debt and equity securities and stock purchase warrants and options at June 30, 2002, totaling 14,146,390 are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for cumulative preferred dividends.

         Comprehensive Loss: SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in the consolidated statement of changes in stockholder’s equity, comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – ACQUISITION

         On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Alfanative was further developed into our new product, Multiferon®. Multiferon is approved in Sweden for commercialization to treat two forms of leukemia and as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

         Following our due diligence review of BioNative’s interferon technology, existing regulatory approvals and status of their clinical trial program, we concluded that the acquisition of BioNative would allow us to offer to patients an enhanced natural interferon product while expanding our own clinical trial program.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 share of Viragen International common stock, which represents achievement of the first two milestones as defined in the purchase agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

         In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon in certain countries which must include Germany; and

•	2,933,190 additional shares when and if Multiferon has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon has been approved by the requisite regulatory bodies for sale in the USA.

         As each of these milestones is met, the additional shares of Viragen International will be issued, which will result in the recognition of additional intangible assets.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – ACQUISITION – (Continued)

         The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

Cash	$385

Accounts receivable	264,734

Inventories	1,034,072

Prepaid expenses and other current assets	149,597

Property, plant & equipment	1,075,134

Developed technology	1,650,000

Customer contract	112,000

Goodwill and other intangible assets	324,993

Total assets acquired	4,610,915

Accounts payable and accrued expenses	478,094

Short and long term debt	1,728,658

Total liabilities assumed	2,206,752

Net assets acquired	$2,404,163

         Current and long-term assets and liabilities were recorded at their net book value, which approximated their fair market value at the date of acquisition. Intangible assets totaling approximately $1.76 million consisted of developed technology and a customer contract. The developed technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The approximately $325,000 difference between the identified assets acquired and the liabilities assumed was allocated to goodwill. The goodwill is not expected to be deductible for tax purposes. Since the separately identified intangible assets are being amortized for book purposes, the Company recognized a deferred tax liability of approximately $663,000 which resulted in additional goodwill of the same amount. The $663,000 represents the tax effect on the $1,762,000 of separately identified intangible assets. This deferred tax liability does not result in a cash liability and will decrease over time as the intangible assets are amortized over their useful lives, which is a weighted average amortization period of approximately 13.35 years.

         The acquisition, completed on September 28, 2001, was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 and, accordingly, the results of ViraNative’s operations are included in the Company’s consolidated results from the date of the acquisition.

         The following table reflects the unaudited pro forma combined results of the Viragen as if the acquisition had taken place on July 1, 2000:

	Year Ended June 30,

	2002	2001

Product sales	$1,563,030	$2,813,280

Pro forma net loss	(11,455,794)	(11,081,507)

Pro form net loss attributable to common stock	(11,458,444)	(11,084,157)

Pro forma net loss per common share	$(0.11)	$(0.12)

         The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

         The goodwill reported in our balance sheet as of June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002. The achievement of the milestones resulted in the issuance of additional shares of Viragen International common stock valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved. This $6.6 million was allocated to goodwill. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The Company plans to perform its annual impairment test during its fiscal fourth quarter of 2003 using a measurement date of April 1, 2003. The following table reflects the changes in the carrying amount of goodwill for the year ended June 30, 2002.

Balance as of July 1, 2001	$—

Goodwill acquired during the year	7,587,712

Foreign exchange adjustment	873,228

Balance as of June 30, 2002	$8,460,940

         The intangible assets reported in our balance sheet as of June 30, 2002 arose from our acquisition of ViraNative in September 2001. As of June 30, 2002, intangible assets consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization

Developed technology	$1,864,317	$(98,699)

Customer contract	126,548	(75,929)

Total intangible assets	$1,990,865	$(174,628)

         The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. The weighted average amortization period for our intangible assets is approximately 13.35 years. The aggregate amortization expense recognized during the year ended June 30, 2002 was approximately $156,000. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2003	$179,000

2004	129,000

2005	129,000

2006	129,000

2007	129,000

NOTE D — CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

         On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. (“Elliott”). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures bear interest at a rate of 6% per annum. The principal and interest are payable commencing April 1, 2002 over nine equal monthly installments. Viragen paid $176,000 for placement fees and expenses on the transaction. Possible shares to be issued and the warrants under this agreement are registered under the Form S-3 registration statement (File No. 333-82452) filed with the Securities and Exchange Commission, which was declared effective on February 26, 2002.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D — CONVERTIBLE DEBENTURES AND PROMISSORY NOTES – (Continued)

         The debentures are payable monthly, in shares of common stock or in cash (with a 5% premium) at our option, which must be communicated to Elliott at the beginning of the previous month. The debentures are convertible into shares of common stock at a price equal to the Conversion Price ($1.29465 per share) or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $0.75 per share. The agreement provides that if we requested to make a monthly payment with stock valued at less than $0.75 per share, Elliott could, at their option, waive the $0.75 per share minimum. The $1.29465 Conversion Price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation. From April through September 2002, we sold stock to institutional investors at prices below the $1.29465 Conversion Price and below the fair value of our common stock at that date, thus the Conversion Price on the debentures was reduced to $1.23 based on the mathematical calculation. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. From April through September 2002, we sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at that date, thus the exercise price on the warrants was reduced to $1.40 based on the mathematical calculation.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. From April through September 2002, we sold stock to institutional investors at prices below the $1.10 Purchase Price and below the fair value of our common stock at that date, thus the Purchase Price was reduced to $1.05 based on the mathematical calculation.

         As a result of the warrants, option to purchase additional shares and the effective conversion price of the debentures, a beneficial conversion rate was calculated, which resulted in additional discount on the debentures of approximately $1.34 million. We recorded interest expense for the twelve months ended June 30, 2002 of approximately $1.31 million on these convertible debentures. This amount includes interest accrued on the debentures, amortization of deferred financing costs and amortization of the discount on the debentures. The total discount on the debentures at the date of issuance was approximately $2.08 million and is composed of the value attributed to the warrants, the additional purchase option and the beneficial conversion feature on the convertible debentures. The discount will be amortized to interest expense using the effective interest rate method over the term of the debentures. In addition, deferred finance costs of $176,000, included in other current assets, will be amortized to interest expense using the effective interest rate method over the term of the debentures.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D — CONVERTIBLE DEBENTURES AND PROMISSORY NOTES – (Continued)

         On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we have made cash payments totaling approximately $1.5 million, which represented the May through September monthly principal installments, plus interest accrued including a five percent premium. In addition, on September 1, 2002, we notified Elliott of our intention to pay in cash the seventh monthly principal installment due October 1, 2002, plus accrued interest including a five percent premium.

         On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Carl N. Singer through Fundamental Management Corporation. Mr. Singer is a director of Viragen and the chairman of its executive committee. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 9.5% per annum. The principal and accrued interest were payable on February 17, 2001. Under the subscription agreement, Active Investors Ltd. II also received warrants to purchase 100,000 common shares. The warrants are exercisable at $2.00 per share through February 17, 2003. We valued the warrants at $56,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the convertible promissory note. Viragen recognized $220,000 in additional interest expense, due to a beneficial conversion rate on the promissory note. The conversion rate was discounted 18% from the current market price of our common stock. Active Investors Ltd. II could have converted the unpaid principal and interest, at any time, into common shares. Active Investors Ltd. II elected to convert the entire principal balance and accrued interest of $35,400 into 1,015,716 common shares, on June 30, 2000.

         On March 1, 2000, Viragen entered into a loan and escrow agreement with AMRO International, S.A. Under the terms of this agreement, we issued to AMRO International a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 8% per annum. The principal and accrued interest were payable on March 1, 2001. Viragen paid $70,000 for placement fees and expenses on the transaction. Under the subscription agreement, AMRO International also received warrants to purchase 100,000 common shares. The warrants are exercisable at $1.72 per share through March 1, 2004. We valued the warrants at $96,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the loan. Viragen recognized another $220,000 in additional interest expense, due to a beneficial conversion rate on the promissory note. The conversion rate was discounted 18% from the current market price of our common stock. AMRO International could have converted the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. On June 20, 2000, AMRO International elected to convert the entire principal balance and accrued interest of $24,900 into 1,024,899 common shares.

         On March 17, 1999, we entered into a purchase agreement with the Isosceles Fund Limited and Cefeo Investments Limited, which was subsequently amended on June 16, 1999. Under the purchase agreement, we issued Isosceles and Cefeo 8% convertible promissory notes in the aggregate principal amount of $2,000,000 with detachable warrants to purchase 932,039 shares of our commons stock. Viragen received $1,861,820 from the issuance of the convertible notes and detachable warrants. The proceeds were net of $138,180 paid as finders’ fees. As required by APB No. 14—“Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we recorded the value of the detachable warrants as a discount on principal. We valued the warrants at $344,854 using a Black-Scholes valuation model.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D — CONVERTIBLE DEBENTURES AND PROMISSORY NOTES – (Continued)

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

NOTE E — DEBT

Lines of Credit and Short Term Borrowings

         On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit with a bank located in Florida. Interest is payable monthly at the greater of 7.25% or the Prime Rate, as quoted by The Wall Street Journal and is adjustable daily. This unsecured line of credit was renewed on May 15, 2001, under the same terms, and remained unused until May 2002. The facility was renewed on May 15, 2002, under the same terms, through November 15, 2002. Outstanding borrowings under this credit facility totaled $300,000 as of June 30, 2002. There were no outstanding borrowings under this facility at June 30, 2001.

         Through our Swedish subsidiary, ViraNative, we may borrow up to $915,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.5% at June 30, 2002, and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $832,000 as of June 30, 2002. The overdraft facility is secured by certain assets of the Swedish subsidiary.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – DEBT – (Continued)

         During June 2002, Viragen obtained short term financing of approximately $183,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 5.53%. Principal and interest payments of approximately $21,000 are payable monthly. The outstanding balance on this short term borrowing was approximately $163,000 as of June 30, 2002. The final payment on this short term borrowing will be in March 2003.

Long-Term Debt

         As of June 30, 2002, our long-term debt totaling approximately $1,096,000 consisted of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5.6% to 11.5%.

         Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $623,000 at June 30, 2002. This loan carries a floating rate of interest which was approximately 5.6% at June 30, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan matures in September 2003 and is secured by the related land and building with a carrying value of approximately $729,000 as of June 30, 2002.

         Under the terms of an unsecured credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $441,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.3% as of June 30, 2002.

         Long term debt is comprised of the following:

	June 30,	June 30,
	2002	2001

Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described above	$622,965	$—

Credit facility in Sweden. Quarterly payments of principal and interest as described above	441,085	—

Note payable secured by a company asset in Scotland. Principal and interest, at effective rate of 8.4%, of approximately $1,300 is payable monthly. Note matures on May 17, 2004	26,593	37,301

Note payable resulting from purchase of insurance. Principal and interest payable monthly with an effective interest rate of 7.00% Note was paid in full in May 2002	—	27,677

Contingent credit facility in Sweden. Principal and interest payable quarterly at STIBOR 90 plus 4%, which was approximately 8.3% as of June 30, 2002. Balance is due in September 2002	5,679	—

	1,096,322	64,978

Less current portion	(72,374)	(39,490)

	$1,023,948	$25,488

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – DEBT – (Continued)

         Long-term debt outstanding at June 30, 2002 matures as follows:

2003	$96,879

2004	705,386

2005	98,019

2006	98,019

2007	98,019

NOTE F – REDEEMABLE PREFERRED STOCK, SERIES H AND SERIES I

         During the third and fourth fiscal quarters of 1998, Viragen closed $7 million in financing replacing a portion of the funds used to redeem previous preferred stock issuances. In February 1998, we received net proceeds of approximately $4,625,000 from the sale of 500 shares of series H convertible preferred stock with an aggregate stated value of $5 million. In April 1998, Viragen received net proceeds of approximately $1,840,000 from the sale of 200 shares of series I convertible preferred stock. We incorporated certain restrictions as part of the series H and series I preferred stock designations which, in the opinion of management, would facilitate a more orderly market relative to the underlying shares of our common stock. The series H and series I preferred stock did not bear dividends although, upon liquidation or conversion, an 8% accretion factor was included in the calculation for purposes of determining the liquidation and conversion amount. There was no outstanding series H preferred stock as of June 30, 1999 and no outstanding series I preferred stock as of June 30, 2000.

         Pursuant to the terms of the series H and I preferred stock subscription agreements, the holders of the preferred stock also received warrants to purchase shares of Viragen common stock exercisable through February 17, 2003. The series H and I investors exercised 420,336 warrants and 278,473 warrants in fiscal 2000 and 1999, respectively. At June 30, 2002, there are 112,941 warrants and 71,187 warrants outstanding which are exercisable at $0.80 per share and $0.59 per share, respectively.

         The series H and series I placement agent received placement agent warrants to purchase an aggregate of 402,052 shares of common stock, which were subsequently transferred to affiliates and employees of the placement agent. The placement agent warrants entitle the holders to exercise those warrants at an exercise price of $1.684 per share at any time between the date of their respective issuances and February 19, 2003; provided that if the date of exercise occurs after February 19, 1999, the exercise price of the placement agent warrants will be the lesser of $1.684 per share or the lowest reset price as calculated on each one year anniversary of the date of issuance during the warrant term. During fiscal 2000, these individuals exercised warrants for 109,064 shares of common stock. During fiscal 2001, these individuals did not exercise any of the warrants. During fiscal 2002, these individuals exercised warrants for 143,457 shares of common stock. The H and I placement agents have 149,531 warrants remaining at June 30, 2002, which will expire in February 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK

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

Common Stock

         On February 14, 2001, our stockholders ratified an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 125,000,000 to 150,000,000.

         During May 1999, Viragen completed a private placement for the sale of 2,750,000 shares of common stock. The common shares were sold to three accredited investors at $0.50 per share. Viragen received proceeds of $1,375,000 from the sale of these shares. During October 1999, Viragen issued the finder 37,500 shares of common stock for identifying the three investors.

         On November 24, 1999, Viragen entered into a common stock and warrants purchase agreement with:

•	AMRO International, S.A.,

•	Markham Holdings, Limited, and

•	Tashdale Ltd.

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

         In connection with this transaction, Viragen paid a 7% finder’s fee, as well as other issuance costs totaling approximated $247,000. Net proceeds from this transaction totaled $2,253,000. The finder also received warrants to purchase 125,000 shares of common stock. The warrants are exercisable at $1.15 per share through November 30, 2002. During fiscal 2000, the finder exercised 15,000 of these warrants.

         In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and June 30, 2000, we raised approximately $8,335,000 in additional capital, net of a 7% finder’s fee and other issuance costs amounting to approximately $590,000, under the shelf registration. We issued an aggregate of 5,590,528 common shares, as a result of this financing activity. We also issued warrants, to the investors and to the finders, to purchase an aggregate 336,448 common shares. These warrants are exercisable at prices ranging between $1.70 and $2.55 per share, through June 2003.

         During fiscal 2001, we continued to raise capital using our shelf registration on Form S-3. During the year, we raised approximately $9,515,000 in additional capital, net of finder’s fees and other issuance costs amounting to approximately $416,000. We issued an aggregate of 7,786,825 common shares and warrants to purchase an additional 426,738 common shares. These warrants are exercisable at prices ranging between $1.32 and $1.97 per share, through June 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK – (Continued)

         During fiscal 2002, we raised approximately $2,930,000 in additional capital, net of finder’s fees and other issuance costs amounting to approximately $10,000 under our shelf registration. We issued an aggregate of 3,792,017 shares of common stock and warrants to purchase an additional 194,621 shares of common stock. These warrants are exercisable at prices ranging between $0.74 and $1.81 per share, through June 2005. The agreement with Ladenburg Thalmann & Co. expired on December 31, 2001.

         Subsequent to June 30, 2002 and through September 25, 2002, we sold 7,554,220 shares of our common stock to institutional investors at prices ranging from $0.18 to $0.66 for an aggregate amount of approximately $2,261,000, net of finders fees are related expenses under our shelf registration. In connection with these transactions, we also issued 74,429 warrants with exercise prices ranging from $0.43 to $0.76.

Options and Warrants

         Under Viragen’s 1995 stock option plan, 4,000,000 shares of common stock were reserved for issuance to officers, directors, employees and consultants of Viragen for stock options designated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options granted under the 1995 stock option plan have various vest dates and all options granted have five-year terms from the vesting date. At June 30, 2002, approximately 25,000 shares remain available for issuance under the 1995 stock option plan.

         Viragen’s 1997 stock option plan, adopted during February 1997, authorized the grant of options to officers, directors, employees and consultants for up to 3,000,000 shares of common stock. In April 1998, the 1997 stock option plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date. At June 30, 2002, approximately 281,000 shares remain available for issuance under the 1997 stock option plan.

Stock Based Compensation

         We account for our stock-based compensation arrangements under the provisions of APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, since the exercise price of the Company’s employee and director stock options granted during fiscal 2002 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. During fiscal 2001 and 2000, we recognized compensation expense in the amount of $1,600 and $940,800, respectively, because the exercise price of a portion of the company’s employee stock options was less than the market price of the underlying stock on the date of grant.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option within a range of 1 to 15 years; risk-free interest rates within a range of 3.05% to 6.40%; and a volatility factor of the expected market price of Viragen’s common stock of 0.97, 1.04 and 0.98 for 2002, 2001 and 2000, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Viragen’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and warrants.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK – (Continued)

         Based on calculations using a Black-Scholes option valuation model, the weighted average grant date fair value of options was $0.62, $0.75 and $0.80 in fiscal 2002, 2001 and 2000, respectively. The pro forma impact on Viragen’s net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

	Year Ended June 30,

	2002	2001	2000

Pro forma net loss	$(12,396,563)	$(11,867,275)	$(12,484,278)

Pro forma net loss attributable to common stock	(12,399,213)	(11,869,925)	(12,489,627)

Pro forma net loss per common share	$(0.12)	$(0.12)	$(0.16)

         The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per common share for fiscal years 2002, 2001, and 2000, are not likely to be representative of the pro forma results of net loss and net loss per common share in future years since the number of shares to be issued under the stock option plans is not known and the assumptions used to determine the fair value can vary significantly.

         A summary of Viragen’s stock option activity, and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 1999	7,063,500	$1.79	6,896,500	$1.79

Granted	740,000	1.25

Exercised	(1,651,100)	0.82

Canceled/Expired	(154,000)	1.00

Outstanding at June 30, 2000	5,998,400	2.02	5,599,199	2.08

Granted	1,737,000	1.31

Exercised	(540,000)	0.72

Canceled/Expired	(140,833)	2.30

Outstanding at June 30, 2001	7,054,567	1.94	5,705,266	1.96

Granted	1,937,000	1.01

Exercised	(219,200)	1.00

Canceled/Expired	(3,019,733)	2.82

Outstanding at June 30, 2002	5,752,634	$1.20	4,971,634	$1.22

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK – (Continued)

         The following table summarizes information about stock options outstanding at June 30, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50	1,000,000	1.27 years	$0.50	1,000,000	$0.50

$0.61 - $0.95	683,300	3.84 years	0.67	673,300	0.67

$1.04 - $1.50	3,033,500	4.71 years	1.19	2,262,500	1.24

$1.59 - $1.97	314,834	1.47 years	1.75	314,834	1.75

$2.00 - $2.50	608,000	2.10 years	2.14	608,000	2.14

$3.69 - $3.75	101,000	3.67 years	3.75	101,000	3.75

$7.13	12,000	0.58 years	7.13	12,000	7.13

$0.50 - $7.13	5,752,634	3.53 years	$1.20	4,971,634	$1.22

         Viragen accounts for its stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18. During fiscal 2002, we realized a net reduction in stock-based compensation expense of approximately $31,000. This amount arose as a result of the variable accounting treatment of certain unearned stock warrants that were granted to consultants in fiscal 2002, 2001 and 2000. During fiscal 2001 and 2000, we recognized approximately $512,000 and $1,209,000, respectively, in compensation expense on warrants granted to consultants. The weighted-average fair values of the Viragen warrants granted in fiscal 2002, 2001 and 2000 were $0.73, $0.96 and $0.63, respectively.

         A summary of Viragen’s warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

		Weighted	Number of	Weighted
	Number of	Average	Warrants	Average
	Warrants	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 1999	1,830,256	$3.12	405,256	$1.26

Granted	809,500	1.24

Exercised	(441,256)	0.54

Canceled/Expired	—	—

Outstanding at June 30, 2000	2,198,500	2.94	1,226,280	1.38

Granted	1,010,000	1.47

Exercised	(268,280)	0.64

Canceled/Expired	(629,120)	1.83

Outstanding at June 30, 2001	2,311,100	2.87	1,236,100	1.61

Granted	225,000	1.17

Exercised	(30,000)	0.50

Canceled/Expired	(480,600)	2.11

Outstanding at June 30, 2002	2,025,500	$2.90	1,263,000	$1.39

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK – (Continued)

         The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2002:

	Stock Warrants Outstanding			Stock Warrants Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Warrants	Average
Exercise Prices	Warrants	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50	30,000	2.00 years	$0.50	30,000	$0.50

$0.80 - $1.00	311,000	2.31 years	0.97	298,500	0.97

$1.20 - $1.46	1,210,000	3.50 years	1.40	810,000	1.41

$1.78 - $2.22	112,000	1.79 years	1.90	112,000	1.90

$7.50 - $11.00	362,500	4.67 years	10.05	12,500	7.50

$0.50 - $11.00	2,025,500	3.41 years	$2.90	1,263,000	$1.39

         Viragen’s majority owned subsidiary, Viragen International, Inc., has also granted stock options to its officers and employees. The fair value of Viragen International options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 4.19% for 2002 and 5.69% for 2000; volatility factor of the expected market price of Viragen International’s common stock of 1.04 for 2002 and 1.25 for 2000; and an expected life of the option of 3 years. The weighted average fair values of the Viragen International options granted in fiscal 2002 and 2000 were $0.54 and $0.68 per share, respectively.

         A summary of Viragen International’s stock option activity, and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 1999	125,000	$6.23	87,500	$6.45

Granted	216,500	0.95

Exercised	(1,600)	0.84

Canceled/Expired	(2,000)	0.84

Outstanding at June 30, 2000	337,900	2.90	246,000	3.68

Granted	—	—

Exercised	(600)	0.84

Canceled/Expired	(30,000)	5.97

Outstanding at June 30, 2001	307,300	2.61	271,500	2.84

Granted	257,000	0.83

Exercised	—	—

Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	$1.66	353,800	$1.93

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – CAPITAL STOCK – (Continued)

         The following table summarizes information about Viragen International’s stock options and warrants outstanding at June 30, 2002:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.70 - $0.95	328,800	4.40 years	$0.82	211,300	$0.83

$1.19	67,500	2.59 years	1.19	67,500	1.19

$5.72	75,000	1.63 years	5.72	75,000	5.72

$0.70 - $5.72	471,300	3.70 years	$1.66	353,800	$1.93

         Viragen’s majority owned subsidiary, Viragen U.S.A., Inc., granted 125,000 common stock purchase options with an exercise price of $0.22 to an officer during fiscal 1998. As of June 30, 1999, 50,000 of these options were exercisable. During fiscal 2000, all 125,000 options were canceled. As of June 30, 2002, 2001 and 2000, Viragen U.S.A. had no outstanding commons stock purchase options.

Common Shares Reserved

         Shares of our common stock reserved at June 30, 2002 for possible future issuance are as follows:

Convertible preferred stock, series A	11,289

Officers and directors options (exercisable through March 2008)	5,352,834

Employee option plans (exercisable through April 2008)	399,800

Consultant warrants (exercisable through August 2008)	2,025,500

Debt and equity offering warrants (exercisable through January 2007)	3,645,617

11,435,040

NOTE H – PUT WARRANTS

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – INVESTMENT IN UNCONSOLIDATED COMPANY

         In August 1998, Viragen entered into a strategic alliance concurrent with the purchase of a 10% equity interest in Inflammatics, Inc., a private drug development company headquartered in Philadelphia, PA. Inflammatics is focused on the development of therapeutic drugs for autoimmune disorders. Its lead product was LeukoVAX, an immunomodulating leukocyte preparation that was in Food and Drug Administration Phase I/II clinical trials for rheumatoid arthritis.

         Under the terms of the Inflammatics agreement, Viragen made an initial investment in the form of series A convertible preferred stock of Inflammatics for $1 million and warrants to purchase 250,000 shares of Viragen common stock at prices ranging between $1.00 and $1.78 per share. Viragen further obtained two options to acquire an additional 70% equity position in Inflammatics through two additional fundings to be made at our option. The first additional funding, subject to management’s evaluation of the Phase I/II clinical trial results, provided for the issuance of 1,000,000 shares of Viragen common stock, the issuance of 300,000 Viragen common stock purchase warrants exercisable at $1.00 through August 14, 2003, and the underwriting of Phase III clinical trials, in exchange for an additional 36.3% equity interest. Preliminary estimates for the funding of Phase III clinical trials of LeukoVAX ranged between $6.0 million and $10.0 million. The second additional funding, subject to management’s further evaluation of clinical trial results, provided for the issuance of an additional 2,000,000 shares of Viragen common stock in exchange for an additional 33.3% equity interest. During the fourth quarter of fiscal 2000, we received initial Phase I/II data which suggested no statistically significant difference in outcomes between patients who have received LeukoVAX and those who have not. We evaluated the results reflected in the Phase I/II data and decided not to continue with additional funding of Inflammatics’ operations. We will maintain our 10% equity position and exclusive manufacturing rights.

         The investment in Inflammatics was capitalized at $1,429,000, which consisted of the $1,000,000 paid to Inflammatics, a $100,000 finders fee paid to Sumitomo Bank, and $329,000 in costs associated with the warrants issued, which were valued using a Black-Scholes valuation model.

         We recognized approximately $19,000, $653,000 and $757,000 in losses related to our its investment in Inflammatics, Inc. during the fiscal years ended June 30, 2001, 2000 and 1999, respectively. These losses reflect 100% of the losses incurred by Inflammatics associated with the clinical testing of LeukoVAX. The losses also include the amortization of the capitalized finders fee and warrant costs. These costs were being amortized in proportion to the losses incurred by Inflammatics as compared to our initial cash capital contribution to Inflammatics. During the first quarter of fiscal 2001, we completed expensing our investment in Inflammatics.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – INCOME TAXES

         Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen International, Inc. (shown separately below).

         For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,

	2002	2001	2000

U.S	$(6,058,878)	$(3,335,009)	$(6,160,927)

Foreign	(5,897,946)	(7,672,800)	(6,149,968)

	$(11,956,824)	$(11,007,809)	$(12,310,895)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen’s deferred tax liabilities and assets as of June 30, 2002 and 2001 are as follows:

	June 30,	June 30,
	2002	2001

Deferred tax liabilities:

Tax over book depreciation	$18,000	$—

Total deferred tax liabilities	18,000	—

Deferred tax assets:

Net operating loss carry-forwards	16,519,000	14,494,000

Research and development credit	729,000	756,000

Book over tax depreciation	—	25,000

Deferred compensation	1,274,000	1,205,000

Other	86,000	65,000

Total deferred tax assets	18,608,000	16,545,000

Valuation allowance for deferred tax assets	(18,590,000)	(16,545,000)

Net deferred taxes	$—	$—

         The change in the valuation allowance was a net increase of $2,045,000, $1,453,000, and $2,333,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

         Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which may cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

         Viragen has net operating loss and tax credit carry-forwards, with expiration dates, as follows:

Net Operating
Losses	Tax Credits	Expiration

$2,494,000	$5,000	2003

3,126,000	—	2004--2006

2,450,000	—	2007--2009

35,828,000	724,000	2010--2022

$43,898,000	$729,000

         For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carry-forwards.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – INCOME TAXES – (Continued)

         The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen’s net loss is as follows:

	Year Ended June 30,

	2002	2001	2000

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%

State taxes, net of federal benefit	(3.63)	(3.63)	(3.63)

Non-deductible items	0.69	1.43	1.08

Foreign R&D tax credit	(7.30)	—	—

Change in valuation allowance	31.89	38.30	34.45

Other	5.05	(2.10)	2.10

	(7.30)%	—%	—%

         Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, also a wholly-owned subsidiary of Viragen International that has been dormant since inception, files separate income tax returns in Germany.

         For financial reporting purposes, Viragen International’s net loss before income taxes includes the following components:

	Year Ended June 30,

	2002	2001	2000

U.S	$(561,287)	$(242,474)	$(223,305)

Foreign	(5,897,946)	(7,672,800)	(6,149,968)

	$(6,459,233)	$(7,915,274)	$(6,373,273)

         The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,

	2002	2001	2000

Current:

Foreign	$(809,834)	$—	$—

U.S	—	—	—

	(809,834)	—	—

Deferred:

Foreign	—	—	—

U.S	(58,158)	—	—

	(58,158)	—	—

Total income tax benefit	$(867,992)	$—	$—

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – INCOME TAXES – (Continued)

         Net deferred taxes of Viragen International’s U.S. operations at June 30, 2002 and 2001 are approximately as follows:

	June 30,	June 30,
	2002	2001

Deferred tax assets:

Accrued liabilities	$24,000	$7,000

Other	2,000	3,000

Capital loss carry-forwards	1,295,000	1,158,000

Total deferred tax assets	1,321,000	1,168,000

Valuation allowance for deferred tax assets	(1,321,000)	(1,168,000)

	—	—

Deferred tax liability:

Identifiable intangibles	(605,000)	—

Net deferred tax liability	$(605,000)	$—

         Viragen International’s changes in the valuation allowance were net increases of $153,000, $91,000, and $84,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

         At June 30, 2002, Viragen International has U.S. net operating loss carry-forwards totaling approximately $3,442,000, expiring between 2003 and 2022. Viragen (Scotland) has approximately $25,100,000 in net operating loss carry-forwards available to offset future taxable income at June 30, 2002. At June 30, 2002, ViraNative has approximately $2,592,000 in net operating losses available to offset future taxable income.

         The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen International’s net loss is as follows:

	Years Ended June 30,

	2002	2001	2000

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%

State taxes, net of federal	(3.63)	(3.63)	(3.63)

Foreign R&D tax credit	(13.40)	—	—

Change in valuation allowance	37.63	37.63	37.63

	(13.40)%	—%	—%

NOTE K – TRANSACTIONS WITH RELATED PARTIES

         During fiscal 1999, certain directors and a former officer exercised 1,160,000 options to purchase common stock at prices ranging between $0.30 and $1.19 per share. The options were exercised through the issuance of promissory notes payable to Viragen in the aggregate amount of $602,000 with related pledge and escrow agreements. The promissory notes, which are due five years from the date of exercise, bear interest at rates ranging between 5.06% and 5.47%, payable semi-annually and are secured by the underlying common stock purchased. During fiscal 2000, Viragen collected $339,000 in related principal payments. Viragen released 650,000 shares of common stock from escrow upon receipt of the payments. The remaining shares are being held in escrow pending payment of the outstanding notes pursuant to the provisions of the pledge and escrow agreements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – TRANSACTIONS WITH RELATED PARTIES – (Continued)

         During January 2000, we contracted Cameron Associates, Inc. to act as an investor relations consultant. Cameron Associates received $6,000 per month through February 2000, subsequently reduced to $3,000 per month as compensation for their services. This Agreement was terminated in June 2000. They also received warrants to purchase 100,000 common shares of Viragen at $1.17 per share through January 2005. These warrants were cancelled in December 2000. Carl N. Singer, a director of Viragen, serves as a director on Cameron Associates’ board of directors. He is also a minority stockholder of Cameron Associates.

         On February 7, 2000, the board of directors voted to modify the terms of an option to purchase one million shares of common stock at $0.50, which had been granted to Gerald Smith, Viragen’s president, during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of approximately $941,000 relating to this modification.

         During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. The Active Investors II fund is managed through Fundamental Management Corporation, a Florida-based institutional fund. Mr. Carl N. Singer, a director of Viragen and chairman of its executive committee, serves as the chairman of Fundamental Management Corporation. Mr. Robert C. Salisbury, a director of Viragen and member of its audit and finance committee and compensation committee, also serves as a director and investor in Fundamental Management Corporation. Mr. Charles J. Simons, a director of Viragen and chairman of its audit and finance committee and compensation committee, is an investor in the Active Investors II fund.

         During fiscal 2000, certain directors and an officer exercised 525,000 options to purchase common stock at prices ranging between $0.50 and $0.63 per share. The options were exercised through the issuance of promissory notes payable to Viragen in the aggregate amount of $275,000 with related pledge and escrow agreements. The promissory notes bear interest at rates ranging between 6.46% and 6.69%, payable semi-annually and are secured by the underlying common stock purchased. During fiscal 2000, Viragen collected $262,500 in related principal payments. Viragen released 500,000 shares of common stock from escrow upon receipt of the payments. Pursuant to the provisions of the pledge and escrow agreement, the remaining 25,000 shares of common stock are being held in escrow pending payment of the related $12,500 note, which is due five years from the date of exercise.

         During fiscal 2001, two directors exercised 200,000 options to purchase common stock at $0.50 per share. The options were exercised through the issuance of promissory notes payable to Viragen in the aggregate amount of $100,000 with related pledge and escrow agreements. The promissory notes bear interest at 6.00%, payable semi-annually and are secured by the underlying common stock purchased. During fiscal 2002, Viragen collected $50,000 in related principal payments and released 100,000 shares of common stock from escrow. The remaining 100,000 shares of common stock are being held in escrow pending payment of the related $50,000 note, which is due five years from the date of exercise, pursuant to the provisions of the pledge and escrow agreements.

         During March 2001, two directors entered into consulting agreements with Viragen. Each was to provide consulting services to Viragen for a two year period ending March 31, 2003. These consulting services were in addition to their service on the board of directors. As compensation, each of the two directors was granted options to purchase 200,000 common shares at $1.20 per share. These options vested 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options were exercisable over five years from the vest dates. Because the options were granted for non-director services, compensation expense, on these option grants, is calculated pursuant to the provision of SFAS No. 123 and EITF No. 96-18. During fiscal 2001 and 2002, we recognized $194,812 and $42,355, in compensation expense related to these options, respectively. None of the options had been exercised as of June 30, 2002. One of these directors resigned in April 2002 and the other director resigned in June 2002. All unvested options expired at the date of resignation and the vested options will expire 90 days subsequent to their resignation.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – TRANSACTIONS WITH RELATED PARTIES – (Continued)

         During May 2001, another director entered into a consulting agreement with Viragen. He was to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services were in addition to his service on the board of directors. As compensation, he would have been granted warrants to purchase up to 110,000 shares of common stock. The warrants were to have been granted in tranches upon performance of specific criteria. The warrants would have vested one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants would have been exercisable for five years from the vest dates, at 115% of the fair market value of Viragen’s common stock on the dates of grant. In September 2002, the director and Viragen agreed to terminate this consulting agreement.

NOTE L – CLOSURE AND SALE OF FLORIDA FACILITY

         During fiscal 1999, Viragen began implementing a cost-reduction plan targeted to reduce domestic research costs. These changes in operations reflected our shift from developing our product in our domestic laboratories to scale-up development and clinical research in our Scottish facility. We closed our Florida-based research facility during November 1999, and consolidated these operations.

         Upon termination of research activities in our domestic facility, equipment considered to be useful to our Scottish operations was transferred to our Scottish facility, where it is being used in continuing research activity.

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

NOTE M – LICENSE AND MANUFACTURING AGREEMENTS

         On July 12, 1995 Viragen (Scotland), a wholly owned subsidiary of Viragen International, Inc., entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, Viragen (Scotland) was obligated to pay a minimum $2 million annual licensing fee to Viragen.

         During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until Viragen International had the necessary cash flow to meet this payment. As of June 29, 2001, Viragen International had accrued approximately $5.3 million in licensing fees payable to Viragen. In order to improve Viragen International’s capitalization, and prior to acquiring ViraNative, this balance was settled. On June 29, 2001, Viragen International issued to Viragen 6,274,510 common shares, at $0.85 per share, the then current market price.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – LICENSE AND MANUFACTURING AGREEMENTS – (Continued)

         On September 28, 2001, following Viragen International’s acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as Viragen International intends to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date, unless extended by mutual agreement of the parties.

NOTE N – RESEARCH AND DEVELOPMENT AGREEMENTS

         In 1983, Viragen entered into a contract with Viragen Research Associated Limited Partnership, for Viragen to perform the research and development with respect to two therapeutic products for the topical treatment of herpes virus infections. Pursuant to the contract, we assigned all of our patent rights to the processes and topical products to Viragen Research Associated in exchange for an exclusive worldwide licensing agreement. Viragen Research Associated is to receive 5% of the gross revenue of topical products until it has received approximately $900,000 and, thereafter, it is to receive 2% of the gross revenue of topical products. This agreement expires upon the later of June 30, 2002 or the expiration of the related topical patents. We currently are not pursuing topical applications for our natural interferon product.

NOTE O — COMMITMENTS

Lease agreements

         In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This facility contains our executive and administrative offices. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $27,300. The lease contains provisions for two additional five-year periods at the Company’s option.

         In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with base monthly rental payments of approximately $25,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – COMMITMENTS – (Continued)

         In April 2002, Viragen (Scotland) executed a one year lease agreement for office space in Glasgow, Scotland. The base monthly rental payment is approximately $1,900. The lease expires on March 2003 and is not expected to be extended.

         Through ViraNative, we lease approximately 22,800 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis in March, cancelable with 12 months notice, at a total lease cost of approximately $25,000 per month. The leases were renewed in March of 2002 and it extends through March 2004.

         During the years ended June 30, 2002, 2001 and 2000, Viragen recognized rent expense and related charges on facilities of approximately $934,000, $614,000 and $482,000, respectively.

         The company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months. The aggregate base monthly rental payment on these leases is approximately $7,000.

         The approximate minimum rental payments required under our facility and equipment lease agreements are:

Year ended June 30,	Amount

2003	$991,147

2004	902,539

2005	682,119

2006	679,721

2007	568,578

Employment Contracts

         Viragen has entered into employment agreements with its officers and certain key employees. These agreements represent a commitment to pay an aggregate amount of approximately $1,229,000, per year in salaries to these individuals.

NOTE P – CONTINGENCIES

         On August 15, 2002, Viragen, Inc. was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, the former parent company of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of Viragen’s natural interferon product, which was independently developed by BioNative AB. BioNative was acquired by Viragen International, our majority owned subsidiary, in September 2001 and subsequently renamed ViraNative.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – CONTINGENCIES – (Continued)

         Viragen and Medicore, Inc. entered into the royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment.

         Sales of our natural interferon product totaled approximately $1.3 million for the fiscal year ended June 30, 2002. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $65,000. This amount has not been accrued as of June 30, 2002.

         We evaluated the complaint filed by Medicore and filed our response in September 2002. We intend to rigorously defend our position in this action.

         In January 2001, Viragen and its co-plaintiffs the Roslin Institute and Dr. Helen Sang filed suit against AviGenics, Inc. in the Superior Court of California for San Mateo County (Case No.: 415458). The lawsuit was brought in response to allegations by AviGenics that a restrictive covenant contained in a consulting agreement that Dr. Helen Sang, who works at the Roslin Institute, had entered into with AviGenics precluded her and Roslin from doing business with Viragen. In its lawsuit, Viragen sought a judicial declaration that (i) Dr. Sang’s restrictive covenant was void and unenforceable, (ii) Viragen, Roslin and Dr. Sang had the right to do business together, and (iii) no trade secret information belonging to AviGenics was implicated by Viragen’s business relationship with the Roslin Institute and Dr. Sang. The lawsuit also sought damages against AviGenics for tortuously interfering in Viragen’s business relationship with the Roslin Institute and Dr. Sang and for attempting to enforce an invalid restrictive covenant. By order dated March 30, 2001 this lawsuit was dismissed on forum non convenience grounds.

         In March 2001, AviGenics, Inc. filed suit against Viragen and its co-defendants Roslin Institute and Dr. Helen Sang in the Superior Court of Athens-Clarke County, Georgia (Case No.: SU-01-CV-0468-S). In its amended complaint, AviGenics alleges that Viragen and its co-defendants breached contractual duties of confidentiality, conspired to and did misappropriate AviGenics’ relationships with Dr. Sang and Roslin.

         Viragen believed the AviGenic’s lawsuit to be entirely without substantive merit, and Viragen possessed valid and significant legal defenses to AviGenic’s claims. In July 2002, the litigation was resolved with all parties dropping their claims against each other. Viragen is continuing its contractual relationship with both the Roslin Institute and Dr. Sang in the continuing development of transgenics technology. No accrual for loss had been recorded in this matter.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – CONTINGENCIES – (Continued)

         In October 1997, Viragen, the company’s president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L. Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgement and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

         In November 1997, the plaintiff filed a notice of voluntary dismissal with the federal court concurrently notifying Viragen of his intent to refile a complaint in circuit court in the state of Florida. In December 1998, the U.S. District Court awarded us reimbursement of attorney's fees and expenses under Rule 11 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act. We recovered $31,000 during fiscal 2000.

         In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida's RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen's president breached his fiduciary duty to Cytoferon by not achieving sufficient financing for Viragen, which would have entitled Cytoferon to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

         In March 1998, the Circuit Court granted Viragen's motion to dismiss the complaint. Subsequently, the plaintiff filed an amended complaint alleging breach of contract, fraud, violation of Florida's RICO Act and breach of fiduciary duties and seeking an unspecified monetary judgment and specific performance delivery of 441,368 shares of common stock. In April 1998, Viragen filed a motion to dismiss plaintiff's amended complaint which was denied by the court.

         In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. While Viragen has prevailed as a defendant in this suit, Mr. Gerald Smith, Viragen’s president, and Cytoferon continue to be named as defendants. We have agreed to indemnify Mr. Smith for any losses that he may incur personally, as a result of this suit. Mr. Smith denies the allegations of the complaint and intends to continue to vigorously defend the claims. Motions seeking summary judgment have been filed on behalf of Mr. Smith and Cytoferon and will be heard by the Court in the near future.

         We cannot determine at this point, the ultimate liability, if any, resulting from this litigation. No accrual for loss has been recorded.

NOTE Q — RECENT ACCOUNTING PRONOUNCEMENTS

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q — RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. We do not expect the implementation of this standard to have a material impact on our financial condition, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial condition, results of operations or cash flows.

NOTE R – GEOGRAPHIC AND SEGMENT INFORMATION

         The company defines geographical regions as countries in which the company operates. The company operates extensively through our majority owned subsidiary, Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located in Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities. Our corporate headquarters located in Plantation, Florida conducts only administrative activities.

The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,

Region	2002	2001

United Kingdom	$3,823,646	$3,917,108

Sweden	11,935,022	—

United States	503,783	638,984

	$16,262,451	$4,556,092

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE R – GEOGRAPHIC AND SEGMENT INFORMATION – (Continued)

         All of our sales for 2002 have been for the sale of our human leukocyte derived interferon to external customers found outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product revenue from external customers by country of origin:

	Year Ended June 30,

Country	2002	2001	2000

Italy	$1,036,650	$—	$—

Sweden	161,116	—	—

Other	77,498	—	—

	$1,275,264	$—	$—

         For 2002, product revenue from external customers in Italy and Sweden accounted for approximately 81% and 13% of total revenue, respectively. Product revenue from external customers in Indonesia, Germany, Great Britain, and Thailand accounted for 6% of total revenue. During 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement. Alfa Wassermann, our only customer in Italy, accounted for 81% of total revenue for fiscal 2002. The loss of this customer would have a material adverse effect on our results of operations.

NOTE S – UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The table below sets forth selected unaudited financial data for each quarter of the most recent two fiscal years:

	Three Months Ended

	September 30	December 31	March 31	June 30

Fiscal 2002

Product sales	$—	$461,892	$415,935	$397,437

Cost of sales	—	443,530	253,643	212,580

Net loss	(2,518,800)	(3,082,602)	(3,048,945)	(2,438,485)

Net loss attributable to common stock	(2,519,463)	(3,083,264)	(3,049,608)	(2,439,147)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.02)

Weighted average common shares outstanding	99,605,684	99,907,811	100,032,794	102,126,817

Fiscal 2001

Product sales	$—	$—	$—	$—

Cost of sales	—	—	—	—

Net loss	(1,672,816)	(3,033,652)	(2,700,564)	(3,600,777)

Net loss attributable to common stock	(1,673,479)	(3,034,315)	(2,701,227)	(3,601,438)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding	91,040,040	94,205,688	96,560,408	98,732,177

INDEX OF EXHIBITS

         As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Exhibit Titles

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP