Form 10-Q
period 2002-09-30
VIRAGEN INC
filed 2002-11-14
CIK 353482

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15823

                            ------------------------

                                  VIRAGEN, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of November 12, 2002 there were 118,793,577 shares of the issuer's common stock outstanding, par value $0.01.

================================================================================

                         VIRAGEN, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          1.) Consolidated condensed statements of operations for the three months ended September 30, 2002 and 2001

          2.) Consolidated condensed balance sheets as of September 30, 2002 and June 30, 2002

          3.) Consolidated condensed statements of cash flows for the three months ended September 30, 2002 and 2001

          4.)   Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATION OF CEO AND CFO

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                    2002                     2001
                                                                              -------------             ------------
Product sales                                                                 $     344,885             $         --

Costs and expenses
     Cost of sales                                                                  318,173                       --
     Research and development                                                       832,328                1,492,322
     Selling, general and administrative                                          1,731,248                1,281,618
     Amortization of intangible assets                                               57,017                       --
     Interest and other income                                                      (41,604)                 (85,386)
     Interest expense                                                               811,268                    1,828
                                                                              -------------             ------------

Loss before income taxes and minority interest                                   (3,363,545)              (2,690,382)

Income tax benefit                                                                   19,386                   73,314
Minority interest in loss of subsidiaries                                           329,475                   98,268
                                                                              -------------             ------------
Net loss                                                                         (3,014,684)              (2,518,800)
Deduct required dividends on convertible preferred stock,
     Series A                                                                           662                      663
                                                                              -------------             ------------
Net loss attributable to common stock                                         $  (3,015,346)            $ (2,519,463)
                                                                              =============             ============
Basic and diluted net loss per share of common stock, after
     deduction for required dividends on convertible
     preferred stock                                                          $       (0.03)            $      (0.03)
                                                                              =============             ============
Weighted average common shares - basic and diluted                              106,868,182               99,605,684
                                                                              =============             ============



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                         VIRAGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   SEPTEMBER 30,        JUNE 30,
                                                                                      2002               2002
                                                                                   ------------       ------------
                                                                                    (Unaudited)
                                          ASSETS
Current assets
     Cash and cash equivalents                                                     $    493,864       $    765,861
     Accounts receivable                                                                294,951            349,965
     Inventories                                                                      2,108,323          1,866,568
     Prepaid expenses                                                                   394,369            399,626
     Other current assets                                                               616,174          1,033,287
                                                                                   ------------       ------------
         Total current assets                                                         3,907,681          4,415,307

Property, plant and equipment
     Land, building and improvements                                                  3,288,439          3,254,701
     Equipment and furniture                                                          5,284,391          5,022,695
     Construction in progress                                                           429,511            375,373
                                                                                   ------------       ------------
                                                                                      9,002,341          8,652,769
     Less accumulated depreciation                                                   (2,924,646)        (2,678,299)
                                                                                   ------------       ------------
                                                                                      6,077,695          5,974,470
Goodwill                                                                              8,387,913          8,460,940
Developed technology, net                                                             1,717,763          1,765,618
Other intangible assets, net                                                             25,091             50,619
Deposits and other assets                                                               241,560            129,650
                                                                                   ------------       ------------
                                                                                   $ 20,357,703       $ 20,796,604
                                                                                   ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                              $  2,069,057       $  1,583,333
     Accrued expenses and other liabilities                                             712,887          1,081,079
     Convertible debentures                                                             513,164            711,982
     Lines of credit and short term promissory notes                                  1,792,216          1,294,904
     Current portion of long-term debt                                                   41,946             72,374
     Deferred tax liability, current                                                     52,257             60,686
                                                                                   ------------       ------------
         Total current liabilities                                                    5,181,527          4,804,358
Royalties payable                                                                       107,866            107,866
Long-term debt, less current portion                                                  1,029,502          1,023,948
Minority interest in subsidiaries                                                     2,501,853          2,845,616
Deferred tax liability                                                                  533,239            544,196

Commitments and Contingencies

Stockholders' equity
   Convertible 10% Series A cumulative preferred stock, $1.00 par value
       Authorized 375,000 shares; issued and outstanding 2,650 shares
       Liquidation preference value: $10 per share, aggregating $26,500                   2,650              2,650

   Common stock, $.01 par value. Authorized 150,000,000 shares at September
       30, 2002 and June 30, 2002; 116,374,964 issued and 115,529,687 outstanding at September 30, 2002; 104,831,855 issued and 103,986,578
       outstanding at June 30, 2002                                                   1,163,748          1,048,317
   Capital in excess of par value                                                    98,562,923         96,197,939
   Treasury stock, 845,277 shares at September 30, 2002 and June 30, 2002,           (1,277,613)        (1,277,613)
     at cost
   Accumulated deficit                                                              (87,954,559)       (84,939,213)
   Accumulated other comprehensive income
                                                                                        608,279            656,237
   Notes due from directors                                                            (101,712)          (217,697)
                                                                                   ------------       ------------
            Total stockholders' equity                                               11,003,716         11,470,620
                                                                                   ------------       ------------
                                                                                   $ 20,357,703       $ 20,796,604
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

                         VIRAGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           -----------------------------
                                                                                                2002              2001
                                                                                           -----------       -----------
OPERATING ACTIVITIES
     Net loss                                                                              $(3,014,684)      $(2,518,800)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                         211,448           154,504
         Amortization of intangible assets                                                      57,017                --
         Compensation expense on stock options and warrants                                    (64,751)           82,375
         Minority interest in loss of subsidiaries                                            (329,475)          (98,268)
         Amortization of discount on convertible debentures and promissory notes               643,734                --
         Amortization of deferred financing costs                                               53,778                --
         Income tax benefit                                                                    (19,386)               --
     Increase (decrease) relating to operating activities from:
         Accounts receivable                                                                    55,014                --
         Inventories                                                                          (241,755)               --
         Prepaid expenses                                                                       53,627             6,273
         Other current assets                                                                  364,816           246,507
         Deposit and other assets                                                                   --            20,779
         Accounts payable                                                                      485,724          (121,144)
         Accrued expenses and other liabilities                                               (368,853)         (159,332)
         Notes due from directors                                                                2,594            (2,125)
                                                                                           -----------       -----------
           Net cash used in operating activities                                            (2,111,152)       (2,389,231)

INVESTING ACTIVITIES
     Additions to property, plant and equipment                                               (256,073)          (33,465)
     Acquisition of ViraNative, net of cash acquired                                                --           (30,695)
                                                                                           -----------       -----------
           Net cash used in investing activities                                              (256,073)          (64,160)

FINANCING ACTIVITIES
     Net proceeds from private placements                                                    2,498,310           332,199
     Net borrowings on lines of credit and short term promissory notes                         478,923                --
     Payments on long-term debt                                                                (15,972)          (10,297)
     Payments on convertible debentures                                                       (833,334)               --
     Proceeds from exercise of options and warrants                                                 --           117,282
                                                                                           -----------       -----------
           Net cash provided by financing activities                                         2,127,927           439,184
Effect of exchange rate fluctuations on cash                                                   (32,699)          (52,232)
                                                                                           -----------       -----------
Decrease in cash and cash equivalents                                                         (271,997)       (2,066,439)
Cash and cash equivalents at beginning of period                                               765,861         7,659,153
                                                                                           -----------       -----------
Cash and cash equivalents at end of period                                                 $   493,864       $ 5,592,714
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

                         VIRAGEN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for the treatment of life-threatening illnesses. We are also in the business of developing innovative technologies aimed at improving the manufacturing processes used to produce certain medical therapies.

         The consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. As of September 30, 2002 and June 30, 2002 our ownership interest in Viragen International was approximately 70.2%. If ViraNative, a wholly-owned subsidiary of Viragen International acquired in September 2001, meets all of the milestones under the acquisition agreement, our ownership interest in Viragen International would be reduced to approximately 56.1% assuming additional Viragen International shares are not issued for any other purposes.

         During fiscal 2002, 2001 and 2000, Viragen, Inc. incurred significant losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively, and has an accumulated deficit of approximately $87,955,000 as of September 30, 2002. Additionally, the Company had a cash balance of approximately $494,000 and a working capital deficit of approximately $1,274,000 at September 30, 2002. Management anticipates additional future losses as it commercializes its natural human interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Management's plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

         The accompanying unaudited interim consolidated condensed financial statements for Viragen have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

         The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation. The reclassifications had no effect on previously reported results of operations.

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

         Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

         The unaudited interim consolidated condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.


NOTE C - ACQUISITION

         On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called INTERFERON ALFANATIVE(R). Subsequent to the acquisition, BioNative was renamed ViraNative and INTERFERON ALFANATIVE was further developed into our new product, MULTIFERON(R).

         The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative's Re-registration certificate was approved and as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock, which represented achievement of the first two milestones as defined in the acquisition agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

         In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

         o 8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authorities for the use, sale and marketing of MULTIFERON in certain countries which must include Germany; and

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE C - ACQUISITION - (CONTINUED)

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

         The acquisition, completed on September 28, 2001, was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 and, accordingly, the results of ViraNative's operations are included in the Company's consolidated results from the date of the acquisition.


NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

         The goodwill reported in our balance sheet as of September 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The following table reflects the changes in the carrying amount of goodwill for the quarter ended September 30, 2002.

         Balance as of June 30, 2002            $ 8,460,940
         Goodwill acquired during the year               --
         Foreign exchange adjustment                (73,027)
                                                -----------
         Balance as of September 30, 2002       $ 8,387,913
                                                ===========

         The intangible assets reported in our balance sheet as of September 30, 2002 arose from our acquisition of ViraNative in September 2001. As of September 30, 2002, intangible assets consist of the following:

                                    GROSS CARRYING    ACCUMULATED
                                        AMOUNT       AMORTIZATION
                                    --------------  --------------

         Developed technology         $1,848,226      $(130,463)
         Customer contract               125,455       (100,364)
                                      ----------      ---------
         Total intangible assets      $1,973,681      $(230,827)
                                      ==========      =========

         The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS - (CONTINUED)

The estimated aggregate amortization expense for the fiscal year ended June 30, 2003 and the four succeeding fiscal years is as follows:

                     2003                     $   179,000
                     2004                         129,000
                     2005                         129,000
                     2006                         129,000
                     2007                         129,000


NOTE E - INVENTORIES

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

         Inventories consisted of the following at September 30, 2002 and June 30, 2002:

                                         SEPTEMBER 30,   JUNE 30,
                                             2002          2002
                                       --------------  --------------

         Finished products               $  260,065      $  410,343
         Work in process                  1,691,611       1,293,851
         Raw materials and supplies         156,647         162,374
                                         ----------      ----------
         Total inventories               $2,108,323      $1,866,568
                                         ==========      ==========


NOTE F - DEBT

LINES OF CREDIT AND SHORT TERM BORROWINGS

         On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit with a bank located in Florida. Interest is payable at the greater of 7.25% or the Prime Rate, as quoted by The Wall Street Journal and is adjustable daily. This unsecured line of credit was renewed on May 15, 2001, under the same terms, and remained unused until May 2002. The facility was renewed on May 15, 2002, under the same terms, through November 15, 2002. Outstanding borrowings under this credit facility totaled $300,000 as of September 30, 2002.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE F - DEBT - (CONTINUED)

         Through Viragen International's Swedish subsidiary, ViraNative, we may borrow up to $907,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at September 30, 2002 and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $871,000 as of September 30, 2002. The overdraft facility is secured by certain assets of ViraNative.

         During August 2002, Viragen obtained a $500,000, 90 day loan from the Isosceles Fund Limited. The loan bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the loan was amended to eliminate the fixed maturity date and make the loan payable within three business days following demand. The loan was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles' option.

         During August 2002, Viragen obtained short term financing of approximately $31,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 6.45%. Principal and interest payments of approximately $3,200 are payable monthly. The outstanding balance on this short term borrowing was approximately $28,000 as of September 30, 2002. The final payment on this short term borrowing will be in June 2003.

LONG-TERM DEBT

         During June 2002, Viragen obtained short term financing of approximately $183,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 5.53%. Principal and interest payments of approximately $21,000 are payable monthly. The outstanding balance on this short term borrowing was approximately $103,000 as of September 30, 2002. The final payment on this short term borrowing will be in March 2003.

         As of September 30, 2002, our long-term debt totaling approximately $1,071,000 consisted of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5.6% to 11.5%.

         Long-term debt includes a 25-year mortgage obtained to purchase one of Viragen International's facilities in Sweden. The outstanding principal balance on this loan was approximately $611,000 at September 30, 2002. This loan carries a floating rate of interest which was approximately 5.6% at September 30, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan is secured by the related land and building with a carrying value of approximately $723,000 as of September 30, 2002.

         Under the terms of a credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $437,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.5% as of September 30, 2002.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE G - CONVERTIBLE DEBENTURES

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

            The debentures are payable monthly, in shares of common stock or in cash (with a 5% premium) at our option, which must be communicated to Elliott at the beginning of the previous month. The debentures are convertible into shares of common stock at a price equal to the Conversion Price ($1.29465 per share) or, with respect to certain unpaid monthly installments which we have elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $0.75 per share. The agreement provides that if we requested to make a monthly payment with stock valued at less than $0.75 per share, Elliott could, at their option, waive the $0.75 per share minimum. The $1.29465 Conversion Price is subject to adjustment in the event of stock dividends, splits or the issuance of additional common stock at less then the conversion price or fair market value on the date of issuance based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.29465 Conversion Price and below the fair value of our common stock at those dates, thus the Conversion Price on the debentures has been reduced to $1.20 based on the mathematical calculation. The debentures may be prepaid at our discretion with a 15% premium on amounts then due.

         Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at that date, thus the exercise price on the warrants has been reduced to $1.34 based on the mathematical calculation.

         Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE G - CONVERTIBLE DEBENTURES - (CONTINUED)

stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.10 Purchase Price and below the fair value of our common stock at that date, thus the Purchase Price was reduced to $1.02 based on the mathematical calculation.

         As a result of the warrants, option to purchase additional shares and the effective conversion price of the debentures, a beneficial conversion rate was calculated, which resulted in additional discount on the debentures of approximately $1.34 million. The total discount on the debentures at the date of issuance was approximately $2.08 million and is composed of the value attributed to the warrants, the additional purchase option and the beneficial conversion feature on the convertible debentures. The discount will be amortized to interest expense using the effective interest rate method over the term of the debentures. In addition, deferred finance costs of $176,000, will be amortized to interest expense using the effective interest rate method over the term of the debentures. We recorded interest expense for the three months ended September 30, 2002 of approximately $688,000 on these convertible debentures.

         On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we have made six cash payments totaling approximately $1.5 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium.

         The principal installment due November 1, 2002, plus accrued interest was not made in cash. In November 2002, we issued 1,478,264 shares of our common stock representing payment of the November installment due on the convertible debentures. One final installment of approximately $279,000 is due on December 1, 2002.


NOTE H - CAPITAL STOCK

         During the three months ended September 30, 2002, we sold 8,943,109 shares of our common stock to institutional investors at prices ranging from $0.18 to $0.66 for an aggregate amount of approximately $2.5 million, net of finders fees and related expenses. In connection with these transactions, we also issued 224,429 stock purchase warrants with exercise prices ranging $0.20 to $0.76.

         In October 2002, we sold 1,666,667 shares of our common stock to an institutional investor at $0.15 per share for an aggregate amount of approximately $237,000, net of finders fees and related expenses. In connection with this transaction, we also issued 50,000 stock purchase warrants with an exercise price of $0.1725.

NOTE I - COMPREHENSIVE LOSS

         Comprehensive loss is comprised of the Company's net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive (loss) income is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:


                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                -----------------------------
                                                     2002              2001
                                                -----------       -----------

         Net loss                               $(3,014,684)      $(2,518,800)
         Other comprehensive (loss) income:
              Currency translation adjustment       (47,958)          110,310
                                                -----------       -----------

         Total comprehensive loss               $(3,062,642)      $(2,408,490)
                                                ===========       ===========


NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 2002 the Company adopted FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

                         VIRAGEN, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NOS. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, (and SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, ACCOUNTING FOR LEASES, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our company management may make forward-looking statements orally to investors, analysts the media and others.

         Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors--many beyond our control--they could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

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

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could" or "may".

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

         o whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals;

         o whether we are able to secure sufficient funding to complete product development, including clinical trials, and successfully market our product;

         o whether our stock price will enable us to conduct future financings without substantial dilution to our existing stockholders;

         o whether we can generate revenue sufficient to offset our historical losses, or achieve profitability;

         o whether we can continue to integrate ViraNative's operations successfully; and

         o whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

         Our natural human alpha interferon product, MULTIFERON, was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

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


RECENT DEVELOPMENTS

         In October 2002, we entered into an exclusive distribution agreement with CJ Pharma, a U.S. Pharmaceutical Division of Cheil Jedang, to distribute MULTIFERON in designated Latin American countries. The agreement provides that CJ Pharma shall take all measures necessary to obtain and maintain the appropriate regulatory approvals for MULTIFERON in specified Latin American territories. These exclusive territories include: Brazil, Chile, Uruguay, Peru, Costa Rica, Honduras, Nicaragua, Guatemala and Panama. CJ Pharma is responsible for all costs associated with the regulatory approval process, including clinical trials if required, in each of the respective countries.


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

         o CONSOLIDATION. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders' equity.

         o INVENTORIES. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of bulk and purified leukocyte interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

         o LONG-LIVED ASSETS. We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

         o GOODWILL. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired business is impaired. We have approximately $8.4 million (or 41% of total assets) of goodwill recorded on our balance sheet as of September 30, 2002. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

         o STOCK-BASED COMPENSATION. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than

            Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash and cash equivalents and working capital are not sufficient to meet its operating requirements through the end of fiscal 2003. The Company's operating losses and working capital requirements continue to adversely affect cash flow. We intend to continue financing our operations for the foreseeable future from cash on hand, additional private investment placements and debt financing. In the event of our inability to raise capital, or a lack of expanded revenue from the sale of our natural human interferon product, the Company will likely be unable to meet its operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend our operations.

         As of September 30, 2002, Viragen had on-hand approximately $494,000 in cash. As of September 30, 2002, we had a working capital deficit of approximately $1,274,000 compared to a working capital deficit of approximately $389,000 as of June 30, 2002. The decrease in working capital of approximately $885,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $2,111,000, capital expenditures totaling approximately $256,000 and the repayment of convertible debentures and short term borrowings of approximately $870,000. These amounts were partially offset by approximately $2,998,000 raised through private equity placements and short term borrowings.

         During the three months ended September 30, 2002, we sold 8,943,109 shares of our common stock to institutional investors at prices ranging from $0.18 to $0.66 for an aggregate amount of approximately $2.5 million, net of finders fees and related expenses. In connection with these transactions, we also issued 224,429 stock purchase warrants with exercise prices ranging $0.20 to $0.76.

         During August 2002, Viragen obtained a $500,000, 90 day loan from the Isosceles Fund Limited. The loan bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the loan was amended to eliminate the fixed maturity date and make the loan payable within three business days following demand. The loan was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles' option.

         In October 2002, we sold 1,666,667 shares of our common stock to an institutional investor at $0.15 per share for an aggregate amount of approximately $237,000, net of finders fees and related expenses. In connection with this transaction, we also issued 50,000 stock purchase warrants with an exercise price of $0.1725.

         In October 2002, we made cash payments on our convertible debentures totaling approximately $296,000 representing the October monthly principal installment, plus interest accrued including five percent premium. In November 2002, we issued 1,478,264 shares of our common stock representing payment of the November installment due on the convertible debentures. One final installment of approximately $279,000 is due on December 1, 2002.

         Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

         We intend to significantly expand our productive capacity of MULTIFERON in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. ViraNative has commenced the initial expansion phase with an estimated total cost of $1.1 million, which is expected to be completed by March 2003. Based on MULTIFERON product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $12 million. The facility carries a 25 year mortgage for approximately $611,000.

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

         We estimate that we will require additional funding of approximately $25 million, over the next two years. These funds would be used to fund operations including clinical trials. We will also use planned future funding for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

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

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2002 totaled approximately $832,000, a decrease of approximately $660,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product totaling approximately $425,000. Also contributing to the decrease in research and development costs are savings totaling approximately $442,000 in our Florida central office composed of decreases of approximately $74,000 and $368,000 related to compensation on options and warrants and consulting fees, respectively. These reductions in research and development costs were offset in part by research and development costs incurred by our Swedish operations, acquired in September 2001, totaling approximately $129,000 for the quarter ended September 30, 2002.

         We will continue incurring research and development costs for additional clinical trial projects associated with MULTIFERON as well as other projects to more fully develop potential commercial applications of our interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal and accounting professional fees and depreciation. Selling, general and administrative expenses totaled approximately $1,731,000 for the three months ended September 30, 2002 compared to $1,282,000 in the same period of to the previous fiscal year. This increase of approximately $449,000 is primarily attributed to administrative expenses incurred by our Swedish subsidiary of approximately $219,000, which was acquired in September 2001. Also contributing to the increase in selling general and administrative were increases in legal and consulting fees at our Scottish facility totaling approximately $65,000 and $38,000, respectively.

         We expect our overall selling, general and administrative expenses to increase in the foreseeable future as a result of the increase in the number of administrative employees and related expenses associated with the expansion of our Swedish operations as well as additional management time spent on the commercialization of MULTIFERON. Our ability to successfully commercialize MULTIFERON will require additional marketing and promotional activities and is dependent upon our ability to raise significant additional investment capital.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets includes the amortization of the purchase price allocated to separately identifiable intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the three months ended September 30, 2002, amortization of intangible assets totaled approximately $57,000.

INTEREST AND OTHER INCOME

         The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our Scottish facility and gains or losses on foreign exchange. The decrease in interest and other income of approximately $44,000 during the three months ended September 30, 2002 is attributed to the decrease in principal invested between the periods and lower interest rates.

INTEREST EXPENSE

         The significant increase in interest expense totaling approximately $809,000 for the three months ended September 30, 2002, is primarily attributable to approximately $750,000 of non-cash interest expense on the convertible debentures which were issued in January 2002. Interest expense for the three months ended September 30, 2002, includes interest accrued on the debentures, amortization of deferred financing costs and amortization of the discount on the debentures resulting from the detachable warrants, additional purchase option and the debentures' beneficial conversion feature.

INCOME TAX BENEFIT

         For the three months ended September 30, 2002, income tax benefit totaled approximately $19,000. This amount is due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES, our balance sheet reflects a deferred tax liability of approximately $585,000. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2002, we had a net operating loss carry forward of approximately $44 million for U.S. federal income tax purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 2002 the Company adopted FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NOS. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 eliminates SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, (and SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, ACCOUNTING FOR LEASES, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

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

FOREIGN CURRENCY EXCHANGE RISK

         We conduct operations in several different countries. The balance sheet accounts of our operations in Sweden and Scotland are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

INTANGIBLE ASSET RISK

         We have a substantial amount of intangible assets. Although at September 30, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.


ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October 1997, Viragen, the company's president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L. Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgment and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

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

         In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. We also intend to pursue recovery of related litigation costs in these matters.

         No accrual for loss had been recorded in this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002


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



                                       Viragen, Inc.



                                       By: /s/ DENNIS W. HEALEY
                                           -------------------------------------
                                            Dennis W. Healey
                                            Executive Vice President and
                                            Principal Financial Officer

                                       By: /s/ NICHOLAS M. BURKE
                                           -------------------------------------
                                            Nicholas M. Burke
                                            Controller and
                                            Principal Accounting Officer


Date: November 14, 2002

                                 CERTIFICATIONS

Date:     November 14, 2002

I, Gerald Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Viragen, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      By:  /s/ Gerald Smith
                                                  ----------------------------
                                                  Gerald Smith
                                                  President, Chairman and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Viragen, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               By:  /s/ Dennis W. Healey
                                           ------------------------------------
                                           Dennis W. Healey
                                           Executive Vice President and
                                           Chief Financial Officer