Form 10-Q
period 2002-12-31
VIRAGEN INC
filed 2003-02-14
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2101668
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of February 13, 2003 there were 147,695,712 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
1.) Consolidated condensed statements of operations for the three and six months ended December 31, 2002 and 2001	3
2.) Consolidated condensed balance sheets as of December 31, 2002 and June 30, 2002	4
3.) Consolidated condensed statements of cash flows for the six months ended December 31, 2002 and 2001	5
4.) Notes to consolidated condensed financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 6. Exhibits and Reports on Form 8-K	36
SIGNATURES	37
CERTIFICATION OF CEO	38
CERTIFICATION OF CFO	39

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Product sales	$126,592	$461,892	$471,477	$461,892
Costs and expenses
Cost of sales	100,866	443,530	419,039	443,530
Research and development	855,049	1,347,439	1,687,377	2,839,761
Selling, general and administrative	1,715,876	1,972,130	3,447,124	3,253,748
Amortization of intangible assets	58,108	51,518	115,125	51,518
Interest and other income	(61,196)	(52,926)	(102,800)	(138,312)
Interest expense	1,942,195	46,928	2,753,463	48,756

Loss before income taxes and minority interest	(4,484,306)	(3,346,727)	(7,847,851)	(6,037,109)
Income tax benefit	19,386	112	38,772	73,426
Minority interest in loss of subsidiaries	332,286	264,013	661,761	362,281

Net loss	(4,132,634)	(3,082,602)	(7,147,318)	(5,601,402)
Deduct required dividends on convertible preferred stock, Series A	663	662	1,325	1,325

Loss attributable to common stock	$(4,133,297)	$(3,083,264)	$(7,148,643)	$(5,602,727)

Loss per common share, after deduction of required dividends on convertible preferred stock — basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.06)

Weighted average common shares — basic and diluted	117,196,983	99,907,811	112,032,583	99,756,747

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,953	$765,861
Accounts receivable	63,083	349,965
Inventories	2,839,059	1,866,568
Prepaid expenses	381,572	399,626
Other current assets	328,372	1,033,287

Total current assets	3,644,039	4,415,307
Property, plant and equipment
Land, building and improvements	3,391,675	3,254,701
Equipment and furniture	5,289,766	5,022,695
Construction in progress	502,050	375,373

	9,183,491	8,652,769
Less accumulated depreciation	(3,061,248)	(2,678,299)

	6,122,243	5,974,470
Goodwill	8,887,444	8,460,940
Developed technology, net	1,785,503	1,765,618
Other intangible assets, net	—	50,619
Deposits and other assets	129,650	129,650

	$20,568,879	$20,796,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,334,998	$1,583,333
Accrued expenses and other liabilities	849,098	1,081,079
Convertible debentures	1,528,636	711,982
Lines of credit and short term promissory notes	1,023,095	1,294,904
Current portion of long-term debt	122,408	72,374
Deferred tax liability, current	43,828	60,686

Total current liabilities	5,902,063	4,804,358
Royalties payable	107,866	107,866
Long-term debt, less current portion	980,408	1,023,948
Minority interest in subsidiaries	2,334,094	2,845,616
Deferred tax liability	522,282	544,196
Commitments and Contingencies
Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value. Authorized 150,000,000 shares at December 31, 2002 and June 30, 2002; 127,241,940 issued and 126,396,663 outstanding at December 31, 2002; 104,831,855 issued and 103,986,578 outstanding at June 30, 2002	1,272,418	1,048,317
Capital in excess of par value	101,485,650	96,197,939
Treasury stock, 845,277 shares at December 31, 2002 and June 30, 2002, at cost	(1,277,613)	(1,277,613)
Accumulated deficit	(92,087,856)	(84,939,213)
Accumulated other comprehensive income	1,377,829	656,237
Notes due from directors	(50,912)	(217,697)

Total stockholders’ equity	10,722,166	11,470,620

	$20,568,879	$20,796,604

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(7,147,318)	$(5,601,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,931	336,298
Amortization of intangible assets	115,125	51,518
Loss on sale of property, plant and equipment	8,578	—
Compensation expense on stock options and warrants	(61,493)	131,801
Minority interest in loss of subsidiaries	(661,761)	(362,281)
Amortization of discount on convertible debentures and promissory notes	2,422,951	—
Amortization of deferred financing costs	144,037	—
Income tax benefit	(38,772)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	286,882	60,726
Inventories	(972,491)	204,749
Prepaid expenses	66,424	166,787
Other current assets	826,978	179,556
Deposit and other assets	—	21,404
Accounts payable	726,597	(544,115)
Accrued expenses and other liabilities	(233,306)	61,989
Notes due from directors	4,836	(3,549)

Net cash used in operating activities	(4,088,802)	(5,296,519)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(329,349)	(219,556)
Acquisition of ViraNative, net of cash acquired	—	(165,627)

Net cash used in investing activities	(329,349)	(385,183)
FINANCING ACTIVITIES
Net proceeds from private placements	2,735,523	332,199
Net borrowings on lines of credit and short term promissory notes	(325,626)	46,171
Payments on long-term debt	(27,391)	(34,138)
Net proceeds from issuance of convertible debentures	2,308,250	—
Payments on convertible debentures	(1,111,113)	—
Collections on notes due from directors	50,000	50,000
Proceeds from exercise of options and warrants	14,433	238,238

Net cash provided by financing activities	3,644,076	632,470
Effect of exchange rate fluctuations on cash	40,167	(85,684)

Decrease in cash and cash equivalents	(733,908)	(5,134,916)
Cash and cash equivalents at beginning of period	765,861	7,659,153

Cash and cash equivalents at end of period	$31,953	$2,524,237

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

     The accompanying unaudited consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

     As of December 31, 2002 and June 30, 2002 our ownership interest in Viragen International was approximately 72.8% and 70.2%, respectively. If ViraNative, a wholly-owned subsidiary of Viragen International acquired in September 2001, meets all of the milestones under the acquisition agreement, our ownership interest in Viragen International would be reduced to approximately 59.2% assuming additional Viragen International shares are not issued for any other purposes.

     The accompanying unaudited interim consolidated condensed financial statements for Viragen have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date. Certain amounts in prior year’s consolidated condensed financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported results of operations.

     For the fiscal year ended June 30, 2002, the report of our independent auditors contains an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern, due to our financial condition. Our financial condition has not improved subsequent to our fiscal year end. If we are unable to raise additional debt or equity funding it will be necessary for us to significantly curtail or suspend a portion or all of our operations. No assurance can be given that additional funding will be available or if available, under what terms.

     During fiscal 2002, 2001 and 2000, we incurred significant losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively, and has an accumulated deficit of approximately $92,088,000 as of December 31, 2002. Additionally, we had a cash balance of approximately $32,000 and a working capital deficit of approximately $2,258,000 at December 31, 2002. Management anticipates additional future losses as it commercializes its natural human interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

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

     Operating results for the three and six months periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

     The unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

NOTE C – ACQUISITION

     On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into our new product, Multiferon®.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE C – ACQUISITION – (Continued)

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of December 31, 2002 and June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2002.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	426,504

Balance as of December 31, 2002	$8,887,444

     The intangible assets reported in our balance sheets as of December 31, 2002 and June 30, 2002 arose from our acquisition of ViraNative in September 2001. As of December 31, 2002, intangible assets consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization

Developed technology	$1,958,294	$(172,791)
Customer contract	132,927	(132,927)

Total intangible assets	$2,091,221	$(305,718)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     The developed technology consists of the production and purification methods developed by ViraNative. The developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes. The customer contract represented a purchase agreement with a customer that expired in December 2002 and accordingly this intangible asset was fully amortized at December 31, 2002. The estimated aggregate amortization expense for the fiscal year ended June 30, 2003 and the four succeeding fiscal years is as follows:

2003	$182,000
2004	133,000
2005	133,000
2006	133,000
2007	133,000

NOTE E – INVENTORIES

     Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of purified human leukocyte interferon.

     Inventories consisted of the following at December 31, 2002 and June 30, 2002:

	December 31,	June 30,
	2002	2002

Finished products	$677,934	$410,343
Work in process	2,025,320	1,293,851
Raw materials and supplies	135,805	162,374

Total inventories	$2,839,059	$1,866,568

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE F – DEBT

Lines of Credit and Short Term Borrowings

     On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit with a bank located in Florida. Interest is payable at the greater of 7.25% or the Prime Rate, as quoted by The Wall Street Journal and is adjustable daily. This unsecured line of credit was renewed on May 15, 2001, under the same terms, and remained unused until May 2002. The facility was renewed on May 15, 2002 and subsequently through January 15, 2003. There were no outstanding borrowings under this credit facility as of December 31, 2002 compared to $300,000 outstanding at June 30, 2002.

     Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $960,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at December 31, 2002. The facility renews annually and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $960,000 as of December 31, 2002. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During August 2002, Viragen obtained short term financing of approximately $31,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 6.45%. Principal and interest payments of approximately $3,200 are payable monthly. The outstanding balance on this short term borrowing was approximately $19,000 as of December 31, 2002. The final payment on this short term borrowing will be in June 2003.

     During June 2002, Viragen obtained short term financing of approximately $183,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 5.53%. Principal and interest payments of approximately $21,000 are payable monthly. The outstanding balance on this short term borrowing was approximately $62,000 as of December 31, 2002. The final payment on this short term borrowing will be in March 2003.

Long-Term Debt

     As of December 31, 2002, our long-term debt totaling approximately $1,103,000 consisted of a mortgage loan agreement with a Swedish bank and two other loan agreements with Swedish governmental agencies. Outstanding borrowings under these agreements bear interest at rates ranging from 5.35% to 11.4%.

     Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $639,000 at December 31, 2002. This loan carries a floating rate of interest which was approximately 5.35% at December 31, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $766,000 as of December 31, 2002.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE F – DEBT – (Continued)

     Under the terms of a credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $463,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.4% as of December 31, 2002.

NOTE G — CONVERTIBLE DEBENTURES

     On November 8, 2002, Viragen entered into a securities purchase agreement (Agreement) with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG (the Purchasers) for financing in the aggregate amount of $1,950,000. Under the terms of the Agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,600, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

     The convertible debentures accrue interest at the rate of 5% per annum payable semi-annually and have a two-year term. The debentures are convertible immediately into shares of Viragen common stock. The conversion price was initially equal to $0.175 (the Set Price). However, if after the earlier of the related registration statement going effective, the closing bid price for any 20 consecutive trading day period is less than 137.5% of the Set Price, the Set Price shall be reduced to thereafter equal 70% of the average of the closing bid price for the 5 days preceding conversion. The Set Price was subject to a floor of $0.125. However, subsequent to the issuance of these debentures, Viragen entered into a securities purchase agreement for additional financing in the form of convertible debentures (See Note L). At this time, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.085 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.0625.

     The Agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants are exercisable during the three year period terminating November 14, 2005 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. Through December 31, 2002, the Company recognized approximately $135,000 of interest expense from the amortization of the discount that arose from the warrants. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing described in Note L, the exercise price of these warrants was reduced to $0.0625.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE G – CONVERTIBLE DEBENTURES – (Continued)

     As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $0.175, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the period ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003, which will result in the recognition of additional interest expense in our third fiscal quarter.

     The company incurred costs of approximately $153,000 in connection with the debentures issued during November and December 2002, which consisted of the finder’s fees, legal fees and the fair value of warrants issued to the finder. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through December 31, 2002, the Company recognized approximately $63,000 of interest expense from the amortization of these issuance costs.

     During December 2002, the Purchasers converted $730,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 5.8 million shares of Viragen common stock. Subsequent to December 31, 2002 the Purchasers converted the remaining $1,220,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 16.4 million shares of Viragen common stock. No further amounts are due on these debentures.

     During August 2002, Viragen executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. This conversion price has subsequently been reduced to $0.085. This conversion price is subject to further adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the conversion price on the date of issuance and less than the fair value of common stock at date of issuance. If Isosceles does not elect to convert the Note within 90 days of the amendment, the amendment provides for the issuance of 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants would be exercisable for a three year period. If and when these warrants are issued, the fair value of the warrants would be charged to interest expense at the time of issuance. As a result of the securities purchase agreement for additional financing described in Note L, the exercise price of these warrants would be reduced to $0.0625.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE G – CONVERTIBLE DEBENTURES – (Continued)

     On January 15, 2002, Viragen entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. (“Elliott”). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures carried an interest rate of 6% per annum. The principal and interest were payable commencing April 1, 2002 over nine equal monthly installments. Viragen paid $176,000 for placement fees and expenses on the transaction. Possible shares to be issued and the warrants under this agreement are registered under the Form S-3 registration statement (File No. 333-82452) filed with the Securities and Exchange Commission, which was declared effective on February 26, 2002.

     The monthly installments were payable in shares of common stock or cash (with a 5% premium) at our option. The debentures were convertible into shares of common stock at a price equal to the Conversion Price ($1.29465 per share) or, with respect to monthly installments which we elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $0.75 per share. The agreement provided that if we requested to make a monthly payment with stock valued at less than $0.75 per share, Elliott could, at their option, waive the $0.75 per share minimum.

     Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at that date, thus the exercise price on the warrants has been reduced to $0.97, and can continue to decrease.

     Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.10 Purchase Price and below the fair value of our common stock at that date, thus the Purchase Price has been reduced to $0.75, and can continue to decrease.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE G – CONVERTIBLE DEBENTURES – (Continued)

     As a result of the warrants, option to purchase additional shares and the effective conversion price of the debentures, a beneficial conversion rate was calculated, which resulted in additional discount on the debentures of approximately $1.34 million. The total discount on the debentures at the date of issuance was approximately $2.08 million and is composed of the value attributed to the warrants, the additional purchase option and the beneficial conversion feature on the convertible debentures. The discount was amortized to interest expense using the effective interest rate method over the term of the debentures. In addition, deferred finance costs of $176,000, were amortized to interest expense over the term of the debentures using the effective interest rate method. We recorded interest expense for the six months ended December 31, 2002 of approximately $1,036,000 on these convertible debentures.

     On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we made six cash payments totaling approximately $1.5 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium. In November and December 2002, we issued 1,478,264 and 1,829,600 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. These debentures have been paid in full and no further amounts are due on these debentures.

NOTE H – CAPITAL STOCK

     On January 31, 2003, our stockholders approved an amendment to our Articles of Incorporation increase the number of authorized shares of our common stock from 150 million to 250 million.

     During the six months ended December 31, 2002, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 274,429 stock purchase warrants with exercise prices ranging from $0.1725 to $0.76. The exercise prices on these warrants are subject to adjustment downward depending upon future equity transactions.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE I – COMPREHENSIVE LOSS

     Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(4,132,634)	$(3,082,602)	$(7,147,318)	$(5,601,402)
Other comprehensive income (loss):
Currency translation adjustment	769,550	(77,745)	721,592	32,565

Total comprehensive loss	$(3,363,084)	$(3,160,347)	$(6,425,726)	$(5,568,837)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We will be required to provide the interim-period disclosures beginning with our Form 10-Q for the quarter ended March 31, 2003.

NOTE K – TRANSACTIONS WITH RELATED PARTIES

     In February 2002, the Company filed suit against a former director to collect a promissory note and related accrued interest then in default (Viragen, Inc. vs. William B. Saeger- Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Case No: 02-03618-CA-08). The principle and related interest due had been fully reserved in the Company’s financial records in fiscal year 1998. In February 2002, subsequent to the date we filed suit, Mr. Saeger filed a Petition for Bankruptcy in the United States Bankruptcy Court of the Southern District of Florida (Case No: 02-11757 BKC RAM) at which time the Company’s suit was stayed pending adjudication of the bankruptcy proceedings.

     In October 2002, Mr. Saeger withdrew his petition for bankruptcy which was granted. Following this action in October 2002, the Company filed its motion for Summary Final Judgment claiming damages of $100,000 in principal, $46,750 in related accrued interest plus attorneys’ fees and costs and expenses of collection. Based on sworn documentation submitted to the court by Mr. Saeger in connection with his bankruptcy fillings, it appears that his obligations significantly exceeded his assets. Accordingly, while there can be no assurance, the Company anticipates it will prevail in this litigation although the amounts to be recovered, if any, can not be assured.

     During October 2000, Dennis W. Healey exercised 100,000 options to purchase common stock through the issuance of a $50,000 recourse promissory note payable to Viragen secured by the underlying common stock purchased. In October 2002, Mr. Healey paid the principal and related interest on his note. The related escrowed shares were released upon payment. In January 2003, Mr. Gerald Smith paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest. This note related to his September 1, 1998 common stock option exercise. Following this payment by Mr. Smith, there are no outstanding notes receivable from any currently serving officers or directors.

NOTE L – SUBSEQUENT EVENTS

     On January 31, 2003, Viragen entered into a securities purchase agreement (Agreement) with Palisades Equity Fund LP, Crescent International Ltd., Alpha Capital AG, Brivis Investment Ltd. and Castlerigg Master Investments Ltd. (the Purchasers) for financing in the aggregate amount of approximately $2.1 million. Under the terms of the Agreement, Viragen received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses.

     These convertible debentures have a two-year term and do not accrue interest during the first year but accrue interest at the rate of 6% per annum payable semi-annually during the second year. The debentures are convertible immediately into shares of Viragen common stock at a conversion price equal to $0.085.

     The Agreement also provided for the issuance to the Purchasers of an aggregate of 4,902,100 shares of Viragen common stock and a total of 8,734,200 common stock purchase warrants exercisable at a price of $0.0625.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are a biotechnology company engaged in the business of researching, developing and manufacturing innovative technologies for the treatment of life-threatening illnesses. We are also in the business of developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

•	human leukocyte derived interferon — natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	avian transgenics technologies designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	oncological therapies — therapeutic proteins for the treatment of targeted cancers.

Cautionary Factors That May Affect Future Results

     We have experienced losses and a negative cash flow from operations since inception. For the fiscal years ended June 30, 2002, 2001 and 2000 we incurred losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively. At December 31, 2002 we had an accumulated deficit of approximately $92,088,000 and a working capital deficit of approximately $2,258,000.

     For the fiscal year ended June 30, 2002, the report of our independent auditors contains an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern, due to our financial condition. Our financial condition has not improved subsequent to our fiscal year end. If we are unable to raise sufficient equity or debt financing, it would be necessary for us to significantly curtail or suspend a portion or all of our operations. Further, sufficient funding may not be available to finance current or future scientific collaborations, planned marketing efforts or planned plant facility expansions or modifications.

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

     Forward-looking statements might include one or more of the following:

•	anticipated debt or equity fundings;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-101480) filed December 5, 2002 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. Viragen will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product;

•	whether the efficacy, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors;

•	whether our stock price will enable us to conduct future financings without substantial dilution to our existing stockholders; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

     Our natural human alpha interferon product was developed and is being manufactured overseas in our Swedish facility. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Transportation delays and interruptions;

•	Difficulties in protecting intellectual property rights in foreign countries; and

•	Currency exchange risks.

Recent Developments

     Per our agreement with Harvester Trading Co., our exclusive distributor for Multiferon in Taiwan, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in that country. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. It was anticipated that this clinical trial would commence by calendar year end 2002. To date, the trial has not yet commenced as the Taiwanese Department of Health is continuing to review relevant documentation required as part of the registration process in Taiwan. The trial is planned to be conducted according to our standard protocol with 50 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies.

     In January 2003, a pre-license sales program was initiated in Taiwan through Harvester. The program provides for the treatment of patients suffering from Hepatitis C with Multiferon on a named patient basis. To date, no revenues have been recognized under this program.

     In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement, extended by ten years, provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico.

     In January 2003, we announced that Carl N. Singer, a directory of the company, would succeed Gerald Smith as Chairman of the Board of Directors and Robert C. Salisbury, a director of the Company, would succeed Gerald Smith as President and CEO. Gerald Smith will continue to serve as a member of the Board of Directors. In addition, Bryan King was elected to the Board of Directors at our 2002 annual stockholder’s meeting.

     In January 2003, Viragen International, our majority owned subsidiary, announced that Carl N. Singer, a director of the Company, would succeed Gerald Smith as Chairman of the Board of Directors, President and CEO. Gerald Smith will continue to serve as a member of the Board of Directors.

     In November 2003, we entered into an agreement with Genesis Technology Group, Inc., a Sino-American business development firm, to identify potential distributors in order to introduce our natural human alpha interferon drug, Multiferon, into the Chinese market. The Company engaged, Genesis, is the first U.S. Trust Member of the Shanghai Technology Stock Exchange (STSE).

     In October 2002, we entered into an exclusive distribution agreement with CJ Pharma, a Global Pharmaceutical Division of Cheil Jedang headquartered in South Korea, to distribute Multiferon in designated Latin American countries. The agreement provides that CJ Pharma shall take all measures necessary to obtain and maintain the appropriate regulatory approvals for Multiferon in specified Latin American territories. These exclusive territories include: Brazil, Chile, Uruguay, Peru, Costa Rica, Honduras, Nicaragua, Guatemala and Panama. CJ Pharma is responsible for all costs associated with the regulatory approval process, including clinical trials if required, in each of the respective countries.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Consolidation. Our consolidated financial statements include the results of Viragen Inc. and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into U.S. dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of purified natural human alpha interferon derived from human white blood cells. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired business is impaired. We have approximately $8.9 million (or 45% of total assets) of goodwill recorded on our balance sheet as of December 31, 2002. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development costs include scientific salaries and support fees, laboratory supplies, collaborative agreement fees, consulting fees, research related travel, equipment rentals, utilities and repairs and maintenance. All such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, “Accounting for Contingencies”, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     We believe that our cash and cash equivalents and working capital are not sufficient to meet our operating requirements through the end of fiscal 2003. Our operating losses and working capital requirements continue to adversely affect cash flow. We intend to continue financing our operations for the foreseeable future from additional private investment placements and debt financings. In the event of our inability to raise capital, or a lack of expanded revenue from the sale of our natural human interferon product, we will likely be unable to meet our operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend a portion or all of our operations.

     As of December 31, 2002, we had on-hand approximately $32,000 in cash. As of December 31, 2002, we had a working capital deficit of approximately $2,258,000 compared to a working capital deficit of approximately $389,000 as of June 30, 2002. The decrease in working capital of approximately $1,869,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $4,089,000, capital expenditures totaling approximately $329,000 and the repayment of convertible debentures and short term borrowings of approximately $1,464,000. These amounts were partially offset by approximately $5,044,000 raised through private equity placements, issuance of convertible debentures and short term borrowings.

     During the six months ended December 31, 2002, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 274,429 stock purchase warrants with exercise prices ranging $0.1725 to $0.76. The exercise price of the stock purchase warrants issued is subject to adjustment downward depending upon the price of subsequent equity transactions.

     On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment plus interest accrued to date on the debentures with Elliott International, L.P. and Elliott Associates, L.P. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we made six cash payments totaling approximately $1.5 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium. In November and December 2002, we issued 1,478,264 and 1,829,600 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. These debentures have been paid in full and no further amounts are due on these debentures.

     During August 2002, Viragen executed a $500,000, 90 day note with Isosceles Fund Limited. The note bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the note was amended to eliminate the fixed maturity date and make the note payable within three business days following demand. The note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. This conversion price has subsequently been reduced to $0.0625. If Isosceles does not elect to convert the note within 90 days of the amendment, the amendment provides for the issuance of 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants would be exercisable for a three year period. As a result of the January 31, 2003 securities purchase agreement described below, the exercise price of these warrants would be reduced to $0.0625.

     On November 8, 2002, Viragen entered into a securities purchase agreement (Agreement) with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG (the Purchasers) for financing in the aggregate amount of $1,950,000. Under the terms of the Agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,600, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

     The convertible debentures accrue interest at the rate of 5% per annum payable semi-annually and have a two-year term. The debentures are convertible immediately into shares of Viragen common stock. The conversion price was initially equal to $0.175 (the Set Price). However, if after the earlier of the related registration statement going effective, the closing bid price for any 20 consecutive trading day period is less than 137.5% of the Set Price, the Set Price shall be reduced to thereafter equal 70% of the average of the closing bid price for the 5 days preceding conversion. The Set Price was subject to a floor of $0.125. However, subsequent to the issuance of these debentures, Viragen entered into a securities purchase agreement for additional financing in the form of convertible debentures. At this time, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.085 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.0625.

     The Agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants are exercisable during the three year period terminating November 14, 2005 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The fair value of the warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the term of the debentures. Through December 31, 2002, the Company recognized approximately $135,000 of interest expense from the amortization of the discount that arose from the warrants. Subsequent to the issuance of these warrants, and as a result of a securities purchase agreement entered into after December 31, 2002 discussed below, the exercise price of these warrants was reduced to $0.0625.

     On January 31, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd., Alpha Capital AG, Brivis Investment Ltd. and Castlerigg Master Investments Ltd. (the Purchasers) for financing in the aggregate amount of approximately $2.1 million. Under the terms of this agreement, Viragen received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses. The convertible debentures have a two-year term and do not accrue interest during the first year but accrue interest at the rate of 6% per annum payable semi-annually during the second year. The debentures are convertible immediately into shares of Viragen common stock at a conversion price equal to $0.085. This agreement also provided for the issuance to the Purchasers of an aggregate of 4,902,100 shares of Viragen common stock and a total of 8,734,200 common stock purchase warrants exercisable at a price of $0.0625.

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

     We intend to expand our productive capacity of our natural human alpha interferon product in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. ViraNative has commenced the initial expansion phase with an estimated total cost of $1.1 million which is scheduled to be completed by March 2003. The initial expansion phase has been mandated by Swedish regulatory authorities. Without this expansion we would be required to suspend production until such time as the modifications are complete. Completion of the initial phase is dependent upon the receipt of additional funding. Based on product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $7 million. As with the initial phase of expansion, completion is dependent upon receipt of additional funding for which there can be no assurance.

     We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful completion of any clinical trial project also depends on our ability to raise significant additional investment capital.

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

Results of Operations

Product sales and cost of sales

     As a result of our acquisition of ViraNative in September 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement, which expired in December 2002. We believe the profit margin reflected on sales of our bulk product is not necessarily indicative of the margins we anticipate on the sale of our purified natural human alpha interferon product. We expect the margins on our purified product to be higher as the anticipated increase in selling price will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of bulk product to purified product for the remainder of our fiscal year ended June 30, 2003.

     For the three months ended December 31, 2002, product sales totaled approximately $127,000. The decrease of $335,000 compared to product sales of approximately $462,000 for the quarter ended December 31, 2001, is attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which expired in December 2002.

Research and Development Costs

     Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, collaborative agreement fees, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2002 totaled approximately $855,000, a decrease of approximately $492,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $517,000. These reductions in research and development costs were partially offset by increases in consulting fees and compensation on stock purchase warrants granted at our Florida headquarters totaling approximately $72,000 and $56,000, respectively.

     Research and development costs for the six months ended December 31, 2002 totaled approximately $1,687,000, a decrease of approximately $1,152,000 when compared to the six months ended December 31, 2001. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $869,000. Also contributing to this decrease was a decrease in consulting fees at our Florida headquarters totaling approximately $295,000. These reductions in research and development costs were partially offset by additional costs incurred by our Swedish subsidiary acquired in September 2001 totaling approximately $96,000. Prior year’s results of operations for the six months ended December 31, 2001 included our Swedish subsidiary’s results for October through December 2001 since it was acquired on September 28, 2001.

     We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees and depreciation. Selling, general and administrative expenses totaled approximately $1,716,000 for the three months ended December 31, 2002 compared to approximately $1,972,000 in the same period of the previous fiscal year. This decrease of approximately $256,000 is primarily attributed to a decrease in legal fees at our Florida headquarters totaling approximately $405,000. This decrease was partially offset by increases in personnel salaries and insurance expense at our Florida headquarters totaling approximately $124,000 and $43,000, respectively.

     Selling, general and administrative expenses totaled approximately $3,447,000 for the six months ended December 31, 2002 compared to approximately $3,254,000 for the same period of the preceding year. This increase of $193,000 is mainly attributed to additional expenses incurred by our Swedish subsidiary of approximately $229,000, which was acquired in September 2001. Prior year’s results of operations for the six months ended December 31, 2001 included our Swedish subsidiary’s results for October through December 2001 since it was acquired on September 28, 2001. Also contributing to the increase in selling, general and administrative expenses for the six months ended December 31, 2002 were increases in personnel salaries, consulting fees and insurance expense at our Florida headquarters totaling approximately $278,000, $148,000 and $84,000, respectively. These increases were partially offset by a decrease in legal fees at our Florida headquarters totaling approximately $621,000.

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

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identifiable intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract has been amortized over the term of the contract, which expired in December 2002. For the three and six months ended December 31, 2002, amortization of intangible assets totaled approximately $58,000 and $115,000, respectively.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our Scottish facility and gains or losses on foreign exchange. The decrease in interest and other income of approximately $36,000 during the six months ended December 31, 2002 is attributed to the decrease in principal invested between the periods and lower interest rates.

Interest Expense

     The significant increase in interest expense totaling approximately $2,705,000 for the six months ended December 31, 2002, is primarily attributable to approximately $2,423,000 of non-cash interest expense on the convertible debentures which were issued in January 2002, November 2002 and December 2002. Non-cash interest expense for the six months ended December 31, 2002, includes interest accrued on the debentures, amortization of deferred financing costs and amortization of the discount on the debentures resulting from the detachable warrants, additional purchase option and the debentures’ beneficial conversion feature.

Income Tax Benefit

     For the three and six months ended December 31, 2002, income tax benefit totaled approximately $19,000 and $39,000, respectively. These amounts are due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $566,000.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We will be required to provide the interim-period disclosures beginning with our Form 10-Q for the quarter ended March 31, 2003.

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

Foreign Currency Exchange Risk

     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

     While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currency. An unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars. Operating expenses would also be lower in these circumstances.

     During fiscal year 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of December 31, 2002 the U.S. dollar has lost approximately 4.7% and 5.0% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the U.S. dollar has resulted in greater operating expenses, revenues, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

     We believe our foreign currency risk is not significant. We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which did not participate in the adoption of the Euro.

Intangible Asset Risk

     We have a substantial amount of intangible assets. Although at December 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In February 2002, the Company filed suit against a former director to collect a promissory note and related accrued interest then in default (Viragen, Inc. vs. William B. Saeger- Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Case No: 02-03618-CA-08). The principle and related interest due had been fully reserved in the Company’s financial records in fiscal year 1998. In February 2002 subsequent to the date we filed suit,, Mr. Saeger filed a Petition for Bankruptcy in the United States Bankruptcy Court of the Southern District of Florida (Case No: 02-11757 BKC RAM) at which time the Company’s suit was stayed pending adjudication of the bankruptcy proceedings.

     In October 2002, Mr. Saeger withdrew his petition for bankruptcy which was granted. Following the action in October 2002, the Company filed its motion for Summary Final Judgment claiming damages of $100,000 in principal, $46,750 in related accrued interest plus attorneys’ fees and costs and expenses of collection. Based on sworn documentation submitted to the court by Mr. Saeger in connection with his bankruptcy fillings, it appears that his current obligations significantly exceeded his assets. Accordingly, while there can be no assurance, the Company anticipates it will prevail in this litigation although the amounts to be recovered, if any, can not be assured.

     In January 2003, legal counsel for the Company was informally approached by an attorney representing a shareholder or shareholders considering a possible action against the Company. To the best of our knowledge, the action, if filed, would allege that the Company’s disclosures surrounding its October 2001 contract with Tradeway Incorporated were false and misleading. The Company believes that its disclosures related to the now terminated Supply and Distribution Agreement, clearly reflected when disclosed the contracted relationship between the parties and were not misleading. Further, while no litigation has commenced in this matter, the Company believes any such action would be without merit and would also be vigorously defended.

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

     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida’s RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of Viragen common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen’s president breached his fiduciary duty to Cytoferon by not achieving sufficient financing for Viragen, which would have entitled Cytoferon to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

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

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual stockholders’ meeting in Davie, Florida on January 31, 2003. Shareholders voted:

1.	To elect three directors to the board of directors, who were classified as class B directors, to serve for the term of their designated class and until their successors have been elected and qualified; and

2.	To ratify an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 150 million to 250 million; and

3.	To ratify the appointment of Ernst & Young LLP, as our independent auditors.

     With a majority (91%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

Proposal 1.	For	Withhold

Election of directors:
Dennis W Healey	102,982,911	8,883,995
Douglas Lind	109,816,101	2,050,805
Brian King	109,789,859	2,077,047

Proposal 2.	For	Against	Abstain

Ratify increasing the number of authorized shares of our common stock from 150 million to 250 million	106,030,100	5,561,553	275,253

Proposal 3.	For	Against	Abstain

Ratify Appointment of Ernst & Young LLP as our independent auditors	111,206,763	463,357	196,786

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.9	Certificate of Amendment to Certificate of Incorporation dated February 3, 2003
10.52	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)
10.53	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)
10.54	Securities Purchase Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.55	Form of Convertible Debenture (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.56	Form of Common Stock Purchase Warrant (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.57	Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.58	Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd.
10.59	Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003
10.60	Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003
10.61	Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd.
99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
Current Report on Form 8-K, filed January 30, 2003, listing items 5 and 7 as they relate to Carl N. Singer succeeding Gerald Smith as Chairman of the Board of Directors, and Robert C. Salisbury succeeding Gerald Smith as President and CEO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.

By:	/s/ Dennis W. Healey Dennis W. Healey Executive Vice President and Principal Financial Officer

By:	/s/ Nicholas M. Burke Nicholas M. Burke Controller and Principal Accounting Officer

Date: February 13, 2003

CERTIFICATIONS

I, Robert C. Salisbury, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Robert C. Salisbury Robert C. Salisbury President and Chief Executive Officer

CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Dennis W. Healey Dennis W. Healey Executive Vice President and Chief Financial Officer