Form 10-Q/A
period 2002-12-31
VIRAGEN INC
filed 2003-03-20
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________________

FORM 10-Q/A

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Certification of C.E.O.
Certification of C.F.O.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International.

     The acquired developed technology was recorded at its estimated fair value which was determined using a royalty savings method. This method utilized ViraNative’s projected revenues subsequent to the date of acquisition through June 30, 2010. An estimated royalty savings rate of 10% was used to determine the royalties that would be saved had the Company licensed the technology from a third party. This 10% royalty rate was determined based on an analysis of several licensing agreements in the market place for technologies employed in the development of both natural and synthetic interferon. The estimated future royalty savings amounts were discounted using a risk-adjusted rate of 22%. A residual value was also computed for the period beyond June 30, 2010, which utilized annual growth rates of 15% from 2011 through 2015 and 10% from 2016 through 2019. The royalty rate of 10% and risk-adjusted discount rate of 22% remained the same in computing the residual value. The sum of the discounted royalty savings for the period subsequent to the date of acquisition through June 30, 2010 and the residual value computed for the period beyond June 30, 2010 resulted in the fair value at which this intangible asset was recorded at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $308,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

Research and Development Projects

     We have five ongoing research and development projects in the fields of Oncology and Avian Transgenics.

Oncology

     Our research and development projects in the field of oncology are focused on the development of therapeutic proteins for the treatment of targeted cancers. Our oncological projects are defined as follow:

R24 Monoclonal Antibody

     In collaboration with Memorial Sloan-Kettering Cancer Center, we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins designed to locate and bind to targeted cancer cells.

     For the three and six months ended December 31, 2002, we incurred costs related to the R24 monoclonal antibody project totaling approximately $156,000 and $370,000, respectively. Since the date of inception of this project, we have incurred approximately $1,310,000 in research and development costs.

     This project has not reached clinical trials and we do not expect to enter into clinical trials earlier than calendar year 2005, if at all.

Notch-1 Monoclonal Antibody

     Under a worldwide exclusive license from the U.S. National Institute of Health, we are researching the clinical applications of a monoclonal antibody that recognizes the Notch-1 protein. Binding of the antibody to the protein signals the immune response to activate lymphocytes, modulating immunity. The antibody may also be useful in adjuvant therapies.

     For the three and six months ended December 31, 2002, we incurred costs related to the Notch-1 monoclonal antibody project totaling approximately $2,000. Since the date of inception of this project, we have incurred approximately $1,085,000 in research and development costs.

     This project has not reached clinical trials and we do not expect to enter into clinical trials earlier than the third calendar quarter of 2004, if at all.

CD55 Therapy

     In collaboration with Cancer Research UK, we are developing a monoclonal antibody designed to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system at levels up to 100 fold greater than normal. Under a worldwide exclusive commercial license granted to us, we are developing an antibody to remove this protection from tumor cells. A successful therapy could also offer protection against cancer spreading. We believe this technology may prove useful in the treatment of colorectal, breast, ovarian and certain bone cancers.

     For the three and six months ended December 31, 2002, we incurred costs related to the CD55 project totaling approximately $88,000 and $189,000, respectively. Since the date of inception of this project, we have incurred approximately $744,000 in research and development costs.

     The CD55 vaccine project has not reached clinical trials and we do not expect to enter into clinical trials earlier than third calendar quarter of 2004, if at all.

IEP 11

     We entered into an agreement with the University of Miami’s Sylvester Comprehensive Cancer Center to develop anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in rats for a broad range of cancers. This drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. It possesses anti-cancer vaccine properties both prophylactically and therapeutically.

     For the three and six months ended December 31, 2002, we incurred costs related to the IEP 11 project totaling approximately $20,000 and $45,000, respectively. Since the date of inception of this project, we have incurred approximately $45,000 in research and development costs.

     It is too early too determine if and when this project will make it to clinical trials.

     Estimated completion dates, completion costs, and future material net cash inflows, if any, for the above oncological projects are not reasonably certain and are not determinable at this time. The timelines and associated costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond Viragen’s control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of contract cell banking and manufacturing slots for the preparation of Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.

Avian Transgenics

     We have an ongoing avian transgenic research and development project in collaboration with Roslin Institute of Scotland. The technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products. Also, this technology is capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

     Viragen believes that the chicken will serve as the ideal protein production vehicle. Avian Transgenic Production, based upon transgenic chickens, is expected to offer significant economic and technological advantages over traditional methods of protein production including: ease of scale-up; low capital risk; deferred capital investment; fast drug evaluation and development; and competitive costs.

     The reduced capital outlay and cost effectiveness of therapeutic production is the greatest incentive for the use of transgenic hens in drug production. Chickens have one of the lowest founder animal development costs of any transgenic system. The founder hen is naturally bred or cloned to produce a transgenic flock. A large number of birds can be produced very quickly and cheaply compared to all other methods. Chickens can lay up to 250 eggs per year with each egg conservatively projected to be capable of containing yields of up to 100 mg of the target drug per egg. This speed and productivity, on a per egg basis, means that a relatively large amount of protein can be generated quickly.

     Other key advantages include the relative ease of scale-up, time to production and glycosylation (the sugar structure of a protein which is critical to its function). It is believed that chickens yield a more similar glycosylation pattern to humans than other transgenic systems such as with mammals or plants. This means that chicken proteins have similar sugars as humans. This is believed to offer distinct clinical advantages for patients who develop neutralizing and binding antibodies to foreign sugar antigens on transgenic proteins which, in turn, may negate some or all of the beneficial effect of the protein drug in the patient.

     For the three and six months ended December 31, 2002, we incurred costs related to the avian transgenics project totaling approximately $271,000 and $502,000, respectively. Since the date of inception of this project, we have incurred approximately $1,756,000 in research and development costs.

     We estimate that we may be able to begin commercialization of our avian transgenics technology during calendar year 2004. Additional costs to be incurred through commercialization are estimated at $1.5 million to $2.5 million. Future material net cash inflows, if any, are not reasonably certain and are not determinable at this time. This is a new technology and there is no precedent to be used to estimate the size of the potential market or the demand for this technology.

     The completion of all of the above research and development projects is dependent upon our ability to raise significant additional capital or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human interferon product, progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

     In the event of our inability to raise significant additional capital, or to collaborate with potential partners on our research and development projects, or a lack of expanded revenue from the sale of our natural human interferon product, we will likely be unable to meet our operating requirements through the end of fiscal 2003, including the funding of the above research and development projects. In this event we would be required to significantly curtail or suspend a portion or all of our operations.

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

3.	To ratify the appointment of Ernst & Young LLP, as our independent auditors.

     With a majority (91%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

Proposal 1.	For	Withhold

Election of directors:
Dennis W Healey	102,982,911	8,883,995
Douglas Lind	109,816,101	2,050,805
Brian King	109,789,859	2,077,047

Proposal 2.	For	Against	Abstain

Ratify increasing the number of authorized shares of our common stock from 150 million to 250 million	106,030,100	5,561,553	275,253

Proposal 3.	For	Against	Abstain

Ratify Appointment of Ernst & Young LLP as our independent auditors	111,206,763	463,357	196,786

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.9	Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (Incorporated by reference to Viragen, Inc.’s Form 10-Q filed February 14, 2003.)
10.52	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)
10.53	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)
10.54	Securities Purchase Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.55	Form of Convertible Debenture (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.56	Form of Common Stock Purchase Warrant (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.57	Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)
10.58	Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (Incorporated by reference to Viragen, Inc.’s Form 10-Q filed February 14, 2003.)
10.59	Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003 (Incorporated by reference to Viragen, Inc.’s Form 10-Q filed February 14, 2003.)
10.60	Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003 (Incorporated by reference to Viragen, Inc.’s Form 10-Q filed February 14, 2003.)
10.61	Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (Incorporated by reference to Viragen, Inc.’s Form 10-Q filed February 14, 2003.)
99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
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

Viragen, Inc.

By:	/s/ Dennis W. Healey Dennis W. Healey Executive Vice President and Principal Financial Officer

By:	/s/ Nicholas M. Burke Nicholas M. Burke Controller and Principal Accounting Officer

Date: March 19, 2003

CERTIFICATIONS

I, Robert C. Salisbury, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Viragen, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Robert C. Salisbury Robert C. Salisbury President and Chief Executive Officer

CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Viragen, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Dennis W. Healey Dennis W. Healey Executive Vice President and Chief Financial Officer