Form 10-Q
period 2003-03-31
VIRAGEN INC
filed 2003-05-14
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2101668 (I.R.S. Employer Identification No.)

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
Yes [X]   No [   ]

As of May 9, 2003 there were 209,543,274 shares of the issuer’s common stock outstanding, par value $0.01.

PART I. FINANCIAL INFORMATION
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
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
Consulting Agreement- Viragen & Gerald Smith
Common Stock Purchase Agreement
Registration Rights Agreement
Stock Purchase Warrant
Securities Purchase Agreement
Secured Convertible Debenture
Stock Purchase Warrant
Registration Rights Agreement
Additional Funding Agreement
Certification of the CEO
Certification of the CFO

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
1.) Consolidated condensed statements of operations for the three and nine months ended March 31, 2003 and 2002 (unaudited)
2.) Consolidated condensed balance sheets as of March 31, 2003 (unaudited) and June 30, 2002
3.) Consolidated condensed statements of cash flows for the nine months ended March 31, 2003 and 2002 (unaudited)
4.) Notes to consolidated condensed financial statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CEO
CERTIFICATION OF CFO

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Product sales	$48,140	$415,935	$519,617	$877,827
Costs and expenses
Cost of sales	324,178	253,643	743,217	697,173
Research and development	854,903	1,143,586	2,542,280	3,983,347
Selling, general and administrative	1,920,294	1,944,554	5,367,418	5,198,302
Amortization of intangible assets	33,703	51,517	148,828	103,035
Interest and other income	(174,393)	(40,093)	(277,193)	(178,405)
Interest expense	1,508,191	508,454	4,261,654	557,210

Loss before income taxes and minority interest	(4,418,736)	(3,445,726)	(12,266,587)	(9,482,835)
Income tax benefit (expense)	10,957	(361)	49,729	73,065
Minority interest in loss of subsidiaries	375,836	397,142	1,037,597	759,423

Net loss	(4,031,943)	(3,048,945)	(11,179,261)	(8,650,347)
Deduct required dividends on convertible preferred stock, Series A	662	663	1,987	1,988

Loss attributable to common stock	$(4,032,605)	$(3,049,608)	$(11,181,248)	$(8,652,335)

Loss per common share, after deduction of required dividends on convertible preferred stock — basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)

Weighted average common shares — basic and diluted	141,131,553	100,032,794	121,590,639	99,847,419

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,819	$765,861
Accounts receivable	37,056	349,965
Inventories	3,160,118	1,866,568
Prepaid expenses	426,505	399,626
Other current assets	370,591	1,033,287

Total current assets	4,063,089	4,415,307
Property, plant and equipment
Land, building and improvements	3,369,599	3,254,701
Equipment and furniture	5,257,270	5,022,695
Construction in progress	532,236	375,373

	9,159,105	8,652,769
Less accumulated depreciation	(3,240,530)	(2,678,299)

	5,918,575	5,974,470
Goodwill	9,110,407	8,460,940
Developed technology, net	1,794,872	1,765,618
Other intangible assets, net	—	50,619
Deposits and other assets	131,131	129,650

	$21,018,074	$20,796,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,002,302	$1,583,333
Accrued expenses and other liabilities	973,817	1,081,079
Convertible debentures	828,153	711,982
Lines of credit and short term promissory notes	1,009,059	1,294,904
Current portion of long-term debt	136,033	72,374
Deferred tax liability, current	43,828	60,686

Total current liabilities	5,993,192	4,804,358
Royalties payable	107,866	107,866
Long-term debt, less current portion	968,064	1,023,948
Minority interest in subsidiaries	2,024,338	2,845,616
Deferred tax liability	511,325	544,196
Commitments and contingencies
Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value. Authorized 250,000,000 and 150,000,000 shares at March 31, 2003 and June 30, 2002, respectively; 153,649,055 issued and outstanding at March 31, 2003; 104,831,855 issued and 103,986,578 outstanding at June 30, 2002	1,536,489	1,048,317
Capital in excess of par value	104,373,612	96,197,939
Treasury stock, 845,277 shares at June 30, 2002, at cost	—	(1,277,613)
Accumulated deficit	(96,120,461)	(84,939,213)
Accumulated other comprehensive income	1,620,999	656,237
Notes due from directors	—	(217,697)

Total stockholders’ equity	11,413,289	11,470,620

	$21,018,074	$20,796,604

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(11,179,261)	$(8,650,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632,701	518,135
Amortization of intangible assets	148,828	103,035
Loss on sale of property, plant and equipment	8,578	—
Compensation expense on stock options and warrants	61,734	(15,213)
Minority interest in loss of subsidiaries	(1,037,597)	(759,423)
Amortization of discount on convertible debentures and promissory notes	3,766,879	409,606
Amortization of deferred financing costs	252,078	45,315
Deferred income taxes	(49,729)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	312,909	132,866
Inventories	(1,293,550)	(183,109)
Prepaid expenses	11,575	208,929
Other current assets	843,667	211,447
Deposits and other assets	—	22,402
Accounts payable	1,414,359	(216,558)
Accrued expenses and other liabilities	(91,393)	(35,552)
Other	4,267	(2,009)

Net cash used in operating activities	(6,193,955)	(8,210,476)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(351,245)	(253,780)
Acquisition of ViraNative, net of cash acquired	—	(202,428)

Net cash used in investing activities	(351,245)	(456,208)
FINANCING ACTIVITIES
Net proceeds from private placements	2,735,523	332,199
Net payments on lines of credit and short term promissory notes	(382,661)	(70,050)
Payments on long-term debt	(52,494)	(50,405)
Net proceeds from issuance of convertible debentures	4,426,463	2,323,999
Payments on convertible debentures	(1,111,113)	—
Collections on notes due from directors	100,000	50,000
Proceeds from exercise of options and warrants	49,418	306,478

Net cash provided by financing activities	5,765,136	2,892,221
Effect of exchange rate fluctuations on cash	83,022	(121,886)

Decrease in cash and cash equivalents	(697,042)	(5,896,349)
Cash and cash equivalents at beginning of period	765,861	7,659,153

Cash and cash equivalents at end of period	$68,819	$1,762,804

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONSOLIDATION AND BASIS OF PRESENTATION

     Viragen, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of a natural human alpha interferon product designed to treat a broad range of viral and malignant diseases. We are also researching and developing recombinant protein-based drugs designed to treat a broad range of cancers. Viragen’s strategy also includes the development of avian transgenics technology for large-scale, cost-effective contract manufacturing of protein-based drugs.

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

     As of March 31, 2003 and June 30, 2002 our ownership interest in Viragen International was approximately 72.8% and 70.2%, respectively. If ViraNative, a wholly-owned subsidiary of Viragen International acquired in September 2001, meets all of the milestones under the acquisition agreement, our ownership interest in Viragen International would be reduced to approximately 59.2% assuming additional Viragen International shares are not issued for any other purposes.

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

     For the fiscal year ended June 30, 2002, the report of our independent auditors contains an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern, due to our financial condition. Our financial condition has not improved subsequent to our fiscal year end. If we are unable to raise additional debt or equity funding it will be necessary for us to significantly curtail or suspend a portion or all of our operations. No assurance can be given that additional funding will be available. During fiscal 2002, 2001 and 2000, we incurred significant losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively, and had an accumulated deficit of approximately $96,120,000 as of March 31, 2003. Additionally, we had a cash balance of approximately $69,000 and a working capital deficit of approximately $1,930,000 at March 31, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly we will require substantial additional funding. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

     Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

NOTE C – ACQUISITION

     On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon®.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and our product was approved as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock, which represented achievement of the first two milestones as defined in the acquisition agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of March 31, 2003 and June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2003.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	649,467

Balance as of March 31, 2003	$9,110,407

     At March 31, 2003, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill related to the ViraNative acquisition may not be recoverable. Specific events or circumstances considered which would indicate that the goodwill related to the ViraNative acquisition might be impaired included:

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

•	Many of our recently executed sales agreements with distributors in various countries for the sale of our natural human alpha interferon product are dependent upon regulatory approvals in those countries, which must be obtained before sales can commence. These approvals are taking longer than anticipated. Revenues from purified natural human alpha interferon have decreased from $127,000 for the quarter ended December 31, 2002 to $48,000 for the quarter ended March 31, 2003. As a result, we have excess capacity being expensed through operations.

•	Manufacturing at our facility in Umea, Sweden, has been suspended as of March 31, 2003 in accordance with the Swedish Medical Product Authority’s requirement that certain steps in our manufacturing process be segregated and moved to our other facility in Umea, Sweden. Renovation of our other facility in Umea, Sweden, has been delayed due to our lack of sufficient capital.

     As management believed indicators of impairment existed at March 31, 2003, we performed an impairment review of our goodwill prior to our scheduled annual review date of April 1, 2003. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed Step 1 of the impairment test by estimating the fair value of the reporting unit, ViraNative, by using what we considered the most reliable and readily available indicator of value, the quoted market prices of Viragen International’s shares of common stock. Management deems this evidence to be reasonable in the computation of the fair value of the reporting unit since the most significant asset of Viragen International is ViraNative, which holds the patented revenue-generating natural human alpha interferon product. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the goodwill. We intend to complete the impairment review during our fiscal fourth quarter.

     The intangible assets reported in our balance sheets as of March 31, 2003 and June 30, 2002 arose from our acquisition of ViraNative in September 2001.

     As of March 31, 2003 and June 30, 2002, intangible assets consist of the following:

	March 31,	June 30,
	2003	2002

Developed technology, gross	$2,007,423	$1,864,317
Accumulated amortization	(212,551)	(98,699)

Developed technology, net	$1,794,872	$1,765,618

Customer contract, gross	$132,927	$126,548
Accumulated amortization	(132,927)	(75,929)

Customer contract, net	$—	$50,619

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International.

     The acquired developed technology was recorded at its estimated fair value which was determined using a royalty savings method. This method utilized ViraNative’s projected revenues subsequent to the date of acquisition through June 30, 2010. An estimated royalty savings rate of 10% was used to determine the royalties that would be saved had the Company licensed the technology from a third party. This 10% royalty rate was determined based on an analysis of several licensing agreements in the market place for technologies employed in the development of both natural and synthetic interferon. The estimated future royalty savings amounts were discounted using a risk-adjusted rate of 22%. A residual value was also computed for the period beyond June 30, 2010, which utilized annual growth rates of 15% from 2011 through 2015 and 10% from 2016 through 2019. The royalty rate of 10% and risk-adjusted discount rate of 22% remained the same in computing the residual value. The sum of the discounted royalty savings for the period subsequent to the date of acquisition through June 30, 2010 and the residual value computed for the period beyond June 30, 2010 resulted in the fair value at which this intangible asset was recorded at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $357,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

2003	$183,000
2004	135,000
2005	135,000
2006	135,000
2007	135,000

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE E – INVENTORIES

     Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost are determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of purified natural human alpha interferon.

     Inventories consisted of the following at March 31, 2003 and June 30, 2002:

	March 31,	June 30,
	2003	2002

Finished products	$764,600	$410,343
Work in process	2,254,463	1,293,851
Raw materials and supplies	141,055	162,374

Total inventories	$3,160,118	$1,866,568

NOTE F – DEBT

Lines of Credit and Short Term Borrowings

     On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit with a bank located in Florida. Interest was payable at the greater of 7.25% or the Prime Rate, as quoted by The Wall Street Journal and is adjustable daily. This unsecured line of credit was renewed on May 15, 2001, under the same terms, and remained unused until May 2002. The facility was renewed on May 15, 2002 and subsequently through January 15, 2003. There were no outstanding borrowings under this credit facility as of March 31, 2003 compared to $300,000 outstanding at June 30, 2002.

     Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $985,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.4% at March 31, 2003. The facility renews annually and was renewed in December 2002. As of March 31, 2003, the company has borrowed the full amount available. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During August 2002, Viragen obtained short term financing of approximately $31,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 6.45%. Principal and interest payments of approximately $3,200 are payable monthly. The outstanding balance on this short term borrowing was approximately $6,000 as of March 31, 2003. The final payment on this short term borrowing will be in June 2003.

     During June 2002, Viragen obtained short term financing of approximately $183,000 bearing interest at approximately 5.53% for the purchase of certain corporate insurance policies. The final payment on this short term financing was made in March 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE F – DEBT – (Continued)

Long-Term Debt

     As of March 31, 2003, our long-term debt totaling approximately $1,104,000 consisted of a mortgage loan agreement with a Swedish bank and a loan agreement with a Swedish governmental agency. Outstanding borrowings under these agreements bear interest at rates ranging from 5.35% to 10.90%.

     Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $655,000 at March 31, 2003. This loan carries a floating rate of interest which was approximately 5.35% at March 31, 2003. We are required to make quarterly payments of principal and interest of approximately $7,600 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $785,000 as of March 31, 2003.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $26,000. This loan had an outstanding balance of approximately $449,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.90% as of March 31, 2003.

NOTE G — CONVERTIBLE DEBENTURES

     Convertible debentures are comprised of the following at March 31, 2003 and June 30, 2002:

	March 31,	June 30,
	2003	2002

Outstanding principal	$3,053,907	$1,666,667
Less: discounts	(2,225,754)	(954,685)

	$828,153	$711,982

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

     On February 27, 2003, Viragen executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by Palisades Equity Fund LP and Alpha Capital AG in the aggregate amount of $375,000. Under the terms of the amendment, Viragen received approximately $305,000 net of discounts and a 6.5% finder’s fee.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE G — CONVERTIBLE DEBENTURES – (Continued)

     These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of Viragen common stock at a conversion price equal to $0.085. Possible shares to be issued upon conversion, shares issued at closing and shares to be issued upon conversion of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-103593) filed with the Securities and Exchange Commission, which was declared effective on March 28, 2003.

     The agreement entered into on January 31, 2003, and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 4,952,100 shares of Viragen common stock and a total of 9,902,400 common stock purchase warrants exercisable at $0.0625 per share. In conjunction with the February 27, 2003 amendment, Viragen also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 8,303,742 common stock purchase warrants held by them to $0.01 per share.

     The warrants issued in connection with the January 31, 2003 agreement and the amendment dated February 27, 2003 are exercisable during the three year period terminating February 2006 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $437,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. Through March 31, 2003, we recognized approximately $46,000 of interest expense from the amortization of the discount that arose from the warrants.

     As a result of the shares of common stock and the common stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $1,310,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the debentures from $0.085 to as low as $0.041, additional beneficial conversion of approximately $107,000 was calculated and charged to interest expense during the period ended March 31, 2003.

     The company incurred costs of approximately $179,000 in connection with the debentures issued in the January 31, 2003 agreement and the amendment to this agreement on February 27, 2003, which primarily consisted of the finder’s fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through March 31, 2003, we recognized approximately $18,000 of interest expense from the amortization of these issuance costs.

     During March 2003, the Purchasers converted $65,000 of principal on the debentures resulting in the issuance of approximately 1.2 million shares of Viragen common stock. Subsequent to March 31, 2003, the Purchasers converted the remaining $2,410,000 of principal on the debentures resulting in the issuance of approximately 50.2 million shares of Viragen common stock. No further amounts are due on these debentures. All related debt issuance costs and discounts on the debentures were recognized as interest expense at such time.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE G — CONVERTIBLE DEBENTURES – (Continued)

     On November 8, 2002, Viragen entered into a securities purchase agreement with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG for financing in the aggregate amount of $1,950,000. Under the terms of the agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to the Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,600, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

     The convertible debentures accrued interest at the rate of 5% per annum payable semi-annually and had a two-year term. The debentures were convertible immediately into shares of Viragen common stock. The conversion price was initially equal to $0.175, subject to reduction if certain events occurred with a floor of $0.125. In connection with the January 31, 2003 securities purchase agreement for additional financing in the form of convertible debentures, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.085 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.0625. Possible shares to be issued upon conversion, shares issued at closing and share to be issued upon conversion of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-101480) filed with the Securities and Exchange Commission, which was declared effective on December 5, 2002.

     The agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants are exercisable during the three year period terminating November 14, 2005 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and were be amortized to interest expense using the effective interest rate method over the life of the debentures. Through March 31, 2003, the Company recognized all $326,260 as interest expense since the debentures were fully converted by March 31, 2003. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing entered into on January 31, 2003, and the subsequent amendment on February 27, 2003, the exercise price of these warrants was reduced to $0.01.

     As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $0.175 to as low as $0.0625, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the period ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003 resulting in the recognition of additional interest expense totaling approximately $536,000 during the three months ended March 31, 2003. All of these items charged to interest expense were non-cash items.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE G — CONVERTIBLE DEBENTURES – (Continued)

     The company incurred costs of approximately $153,000 in connection with the debentures issued during November and December 2002, which consisted of the finder’s fees, legal fees and the fair value of warrants issued to the finder. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through March 31, 2003, we recognized all $153,000 as interest expense from the amortization of these issuance costs since the debentures were fully converted by March 31, 2003.

     During December 2002, the Purchasers converted $730,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 5.8 million shares of Viragen common stock. During the three months ended March 31, 2003, the Purchasers converted the remaining $1,220,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 16.4 million shares of Viragen common stock. No further amounts are due on these debentures.

     During August 2002, Viragen executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. This conversion price was subsequently reduced to $0.0625. This conversion price is subject to further adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the conversion price on the date of issuance and less than the fair value of common stock at date of issuance. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants are exercisable for a three year period. The fair value of the warrants, which was calculated to be $67,845 was charged to interest expense at the time of issuance. As a result of the securities purchase agreement for additional financing entered into on January 31, 2003, the exercise price of these warrants has been reduced to $0.0625. As a result of the stock purchase warrants issued and the calculated effective conversion price of the Note, a beneficial conversion amount of approximately $485,000 was calculated and charged to interest expense. All of these items charged to interest expense were non-cash items.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE G — CONVERTIBLE DEBENTURES – (Continued)

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

     Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at that date, thus the exercise price on the warrants has been reduced to $0.76, and can continue to decrease.

     Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.10 Purchase Price and below the fair value of our common stock at that date, thus the Purchase Price has been reduced to $0.59, and can continue to decrease.

     As a result of the warrants, option to purchase additional shares and the effective conversion price of the debentures, a beneficial conversion rate was calculated, which resulted in additional discount on the debentures of approximately $1.34 million. The total discount on the debentures at the date of issuance was approximately $2.08 million and is composed of the value attributed to the warrants, the additional purchase option and the beneficial conversion feature on the convertible debentures. The discount was amortized to interest expense using the effective interest rate method over the life of the debentures. In addition, deferred finance costs of $176,000, were amortized to interest expense over the life of the debentures using the effective interest rate method. We recorded interest expense for the six months ended December 31, 2002 of approximately $1,036,000 on these convertible debentures.

     On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE G — CONVERTIBLE DEBENTURES – (Continued)

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

NOTE H – CAPITAL STOCK

     On March 31, 2003, we entered into a common stock purchase agreement with Talisman Management Ltd. for the future issuance and purchase of shares of our common stock. This common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Talisman, has committed to provide us up to $12 million as we request it over a 24 month period, in return for common stock we issue to Talisman. During this period, provided at least five trading days have elapsed since the last draw down pricing period and at our sole election, we may exercise a draw down which is priced over a draw down period consisting of ten trading days. The maximum amount we can actually draw for each request is determined by a formula set forth in the common stock purchase agreement. This agreement will require an increase in our authorized shares of common stock in order to be able to exercise the draws. We intend to seek stockholder approval for this increase.

     In connection with the common stock purchase agreement, we issued 12,000,000 five year common stock purchase warrants to Talisman, exercisable on a cashless basis at a price of $0.10 per share. We also issued 250,000 five year common stock purchase warrants to HPC Capital Management as a placement agent exercisable on a cashless basis at a price of $0.10 per share. We will also pay HPC Capital Management a placement agent fee equal to 6.5% of amounts drawn down under the equity line. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the exercise price, or at less than the fair market value of our common stock on the date of issuance.

     On March 31, 2003, we retired all 845,277 shares of our common stock held in treasury.

     On January 31, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 150 million to 250 million.

     During the nine months ended March 31, 2003, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 314,429 common stock purchase warrants with exercise prices ranging from $0.1725 to $0.76. The exercise prices on these warrants are subject to adjustment downward depending upon future equity transactions.

     During the nine months ended March 31, 2003, we issued approximately 26.7 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.0525 to $0.20. Subsequent to March 31, 2003 we have issued an additional 50.2 million shares

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE H – CAPITAL STOCK – (Continued)

of our common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.04 to $0.0525.

     During the nine months ended March 31, 2003, we issued approximately 3.6 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.20 resulting in net proceeds to us of approximately $49,400. Subsequent to March 31, 2003 we have issued an additional 5.4 million shares of our common stock upon the exercise of 5.9 million common stock purchase warrants at $0.01 per share, resulting in net proceeds to us of approximately $19,000. Approximately 4.0 million of these warrants were exercised on a cashless basis.

NOTE I – STOCK BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss as reported	$(4,031,943)	$(3,048,945)	$(11,179,261)	$(8,650,347)
Stock based compensation determined under the fair value method	(107,035)	(656,668)	(389,526)	(1,035,739)

Proforma net loss	(4,138,978)	(3,705,613)	(11,568,787)	(9,686,086)
Preferred dividends, Series A	(662)	(663)	(1,987)	(1,988)

Proforma net loss attributable to common stock	$(4,139,640)	$(3,706,276)	$(11,570,774)	$(9,688,074)

Proforma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Basic and diluted – proforma	$(0.03)	$(0.04)	$(0.10)	$(0.10)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE J – COMPREHENSIVE LOSS

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(4,031,943)	$(3,048,945)	$(11,179,261)	$(8,650,347)
Other comprehensive income (loss):
Currency translation adjustment	243,170	(98,581)	964,762	(66,016)

Total comprehensive loss	$(3,788,773)	$(3,147,526)	$(10,214,499)	$(8,716,363)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We have adopted FIN No. 45 effective December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We are required to provide the interim-period disclosures beginning with this report on Form 10-Q for the quarter ended March 31, 2003. See Note I.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

NOTE L – TRANSACTIONS WITH RELATED PARTIES

     During October 2000, Dennis W. Healey, Chief Financial Officer, exercised 100,000 options to purchase common stock through the issuance of a $50,000 recourse promissory note payable to Viragen secured by the underlying common stock purchased, which was held in escrow. In October 2002, Mr. Healey paid the principal and related interest on his note. The escrowed shares were released upon payment. In January 2003, Mr. Gerald Smith, a director of Viragen, paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest. This note related to his September 1, 1998 common stock option exercise. Following this payment by Mr. Smith, there are no outstanding notes receivable from any currently serving officers or directors.

     In January 2003, Mr. Gerald Smith resigned his positions as Chairman, President and Chief Executive Officer of Viragen, Inc. and Viragen International. Upon his resignation, Mr. Smith received a one time payment of $170,000. Mr. Smith also entered into a one-year consulting agreement related to our avian transgenics program. This agreement provides for annual compensation of $155,000, health insurance and automobile related expenses. Mr. Smith remains a director of Viragen, Inc. and Viragen International.

     Upon Mr. Smith’s resignation, Mr. Robert C. Salisbury was appointed President and Chief Executive Officer of Viragen, Inc. Mr. Salisbury receives no salary for serving in these positions. On February 7, 2003, Mr. Salisbury was granted an option to purchase 350,000 shares of common stock at $0.11 per share. The option vests one-half upon grant and one-half upon the first anniversary of the grant date. The option is exercisable for five years from vest date.

     In February 2003, two officers and an employee elected to receive 20% of their compensation in the form of restricted common shares, valued at market on each pay period. In March 2003, Mr. Healey elected to increase the amount of his compensation paid in restricted common stock shares to 75%.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE M – SUBSEQUENT EVENTS

     On April 16, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd. and Alpha Capital AG. This agreement, as amended on May 8, 2003, provided for the purchase and sale of our convertible debentures in the aggregate amount of $3.26 million. Under the terms of the agreement, Viragen received approximately $2.70 million net of an original issue discount of $346,550, a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 27,151,099 three year common stock purchase warrants exercisable on a cashless basis at a price of $0.0625 per share

     In connection with this transaction, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 116,463 three year common stock purchase warrants exercisable on a cashless basis at a price of $0.0625 per share.

     These convertible debentures mature on July 1, 2005, and are payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures are convertible immediately, in whole or in part, by the Investors into shares of Viragen common stock at a conversion price equal to $0.20 per share. Viragen also has the right to make monthly payments on the debentures in shares of its common stock, valued at $0.20 per share, subject to a formula contained in the debentures based upon an average bid price of at least $0.25 per share. Viragen has the right to redeem all, but not less than all, of the debentures at 120% of the principal outstanding when the right to redeem is exercised. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the conversion price or exercise price, or at less than the fair market value of our common stock on the date of issuance.

     Our obligations under the convertible debentures have been guaranteed by our subsidiaries and collateralized by a security agreement pledging all tangible and intangible assets not otherwise encumbered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Viragen, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of a natural human alpha interferon product designed to treat a broad range of viral and malignant diseases. We are also researching and developing recombinant protein-based drugs designed to treat a broad range of cancers. Viragen’s strategy also includes the development of avian transgenics technology for large-scale, cost-effective contract manufacturing of protein-based drugs.

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

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”.

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-103593) filed March 31, 2003 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating those “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. Viragen will provide you with a copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product;

•	whether our stock price will enable us to conduct future financings;

•	whether the efficacy, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities.

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

     Our natural human alpha interferon product was developed and is being manufactured overseas in our Swedish facility. Our avian transgenic and oncology programs are also being researched and developed in Europe. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Transportation delays and interruptions;

•	Difficulties in protecting intellectual property rights in foreign countries; and

•	Currency exchange risks.

Recent Developments

     In March 2003, we entered into an agreement with Oxford BioMedica plc to obtain rights to a technology that may prove key in our collaboration with Roslin Institute to develop avian transgenic technology as a novel platform for the efficient, cost-effective manufacturing of protein drugs. The agreement provides Viragen with an option to acquire an exclusive worldwide license for proprietary gene transfer vectors, biotechnology tools designed to transfer genes into cells at high efficiency. Initial studies evaluating a novel use for these vectors, which transfer genes for therapeutic proteins into developing chicken embryos, have yielded successful and consistent results. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. This work is currently underway at the Roslin Institute and our own research facility in Scotland.

     In March 2003, Key Oncologics, our distributor of Multiferon in South Africa, launched Multiferon with emphasis on oncological indications. A first order is planned to be delivered during May 2003.

     In accordance with Viragen International’s agreement with Harvester Trading Co., our exclusive distributor for Multiferon in Taiwan, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in that country. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. It was anticipated that this clinical trial would commence by calendar year end 2002. To date, the trial has not yet commenced as the Taiwanese Department of Health is continuing to review relevant documentation required as part of the registration process in Taiwan prior to their approval of the bridging trial. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies. In January 2003, a pre-license sales program was initiated in Taiwan through Harvester. The program provides for the treatment of patients suffering from Hepatitis C with Multiferon on a named patient basis. To date, no revenue has been recognized under this program.

     In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement, extended by ten years, provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico.

     In January 2003, we announced that Carl N. Singer, a director of the company, would succeed Gerald Smith as Chairman of the Board of Directors and Robert C. Salisbury, a director of the Company, would succeed Gerald Smith as President and CEO. Gerald Smith will continue to serve as a member of our Board of Directors. In addition, Bryan King was elected to our Board of Directors at our 2002 annual stockholder’s meeting held on January 31, 2003.

     In January 2003, Viragen International, our majority owned subsidiary, announced that Carl N. Singer, a director of Viragen International, would succeed Gerald Smith as Chairman of the Board of Directors, President and CEO. Gerald Smith will continue to serve as a member of the Board of Directors of Viragen International.

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

•	Consolidation. Our consolidated financial statements include the results of Viragen, Inc. and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into U.S. dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of purified natural human alpha interferon derived from human white blood cells. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the quarter ended March 31, 2003, we performed Step 1 of the impairment test proscribed by SFAS No. 142, which indicated that we have a potential impairment of our goodwill. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development costs include scientific salaries and support fees, laboratory supplies, collaborative agreement fees, consulting fees, research related travel, equipment rentals, utilities and repairs and maintenance. All such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     We believe that our cash and cash equivalents and working capital are not sufficient to meet our operating requirements through the end of fiscal 2003. Our operating losses and working capital requirements continue to adversely affect cash flow. We intend to continue financing our operations for the foreseeable future from additional private investment placements and debt financings. In the event of our inability to raise capital, or a lack of expanded revenue from the sale of our natural human alpha interferon product, we will likely be unable to meet our operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend a portion or all of our operations.

     We have experienced losses and a negative cash flow from operations since inception. For the fiscal years ended June 30, 2002, 2001 and 2000 we incurred losses of approximately $11,089,000, $11,008,000 and $12,311,000, respectively. At March 31, 2003 we had an accumulated deficit of approximately $96,120,000.

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

     As of March 31, 2003, we had on-hand approximately $69,000 in cash. As of March 31, 2003, we had a working capital deficit of approximately $1,930,000 compared to a working capital deficit of approximately $389,000 as of June 30, 2002. The increase in our working capital deficit of approximately $1,541,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $6,194,000, capital expenditures totaling approximately $351,000 and the repayment of convertible debentures, short term borrowings and long term debt of approximately $1,546,000. These amounts were partially offset by approximately $7,211,000 raised through private equity placements and the issuance of convertible debentures.

     During the nine months ended March 31, 2003, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. During the nine months ended March 31, 2003, we also issued approximately 3.6 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.20 resulting in net proceeds to us of approximately $49,400.

     From July 1, 2002 through October 1, 2002 we made four cash payments totaling approximately $1.1 million, which represented the monthly principal installments, plus interest accrued including a five percent premium, on the debentures held by Elliott International, L.P. and Elliott Associates, L.P. These debentures were issued on January 15, 2002. In November and December 2002, we issued 1,478,264 and 1,829,600 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. These debentures have been paid in full and no further amounts are due on these debentures.

     During August 2002, Viragen executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bears interest at 8% and is secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. This conversion price was subsequently reduced to $0.0625. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants are exercisable for a three year period. As a result of the securities purchase agreement for additional financing entered into on January 31, 2003, the exercise price of these warrants has been reduced to $0.0625.

     On November 8, 2002, Viragen entered into a securities purchase agreement with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG for the sale and purchase of convertible debentures in the aggregate amount of $1,950,000. Under the terms of the Agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,600, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing. These debentures were converted into share of Viragen common stock from December 2002 through February 2003 at prices ranging from$0.0625 to $0.13 per share. No further amounts are due on these debentures.

     This agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants are exercisable during the three year period terminating November 14, 2005 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. Subsequent to the issuance of these warrants, and as a result of securities purchase agreements entered into in January and February 2003, the exercise price of 3,420,622 of these warrants was reduced to $0.01.

     On January 31, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd., Alpha Capital AG, Brivis Investment Ltd. and Castlerigg Master Investments Ltd. for the sale and purchase of convertible debentures in the aggregate amount of approximately $2.1 million. Under the terms of this agreement, Viragen received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses.

     On February 27, 2003, Viragen executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by Palisades Equity Fund LP and Alpha Capital AG in the aggregate amount of $375,000. Under the terms of the amendment, Viragen received approximately $305,000 net of discounts and a 6.5% finder’s fee.

     These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of Viragen common stock at a conversion price equal to $0.085. Possible shares to be issued upon conversion, shares issued at closing and share to be issued upon conversion of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-103593) filed with the Securities and Exchange Commission, which was declared effective on March 28, 2003. During March 2003, the purchasers converted $65,000 of principal on the debentures resulting in the issuance of approximately 1.2 million shares of Viragen common stock. Subsequent to March 31, 2003, the Purchasers converted the remaining $2,410,000 of principal on the debentures resulting in the issuance of approximately 50.2 million shares of Viragen common stock. No further amounts are due on these debentures.

     The agreement entered into on January 31, 2003, and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 4,952,100 shares of Viragen common stock and a total of 9,902,400 common stock purchase warrants exercisable at $0.0625 per share. In conjunction with the February 27, 2003 amendment, Viragen executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 5,975,280 common stock purchase warrants obtained from the January 31, 2003 purchase agreement and subsequent amendment on February 27, 2003 to $0.01 per share. Subsequent to March 31, 2003, 5,902,200 of these warrants have been exercised.

     On March 31, 2003, we entered into a common stock purchase agreement with Talisman Management Ltd. for the future issuance and purchase of shares of our common stock. This common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Talisman, has committed to provide us up to $12 million as we request it over a 24 month period, in return for common stock we issue to Talisman. During this period, provided at least five trading days have elapsed since the last draw down pricing period and at our sole election, we may exercise a draw down which is priced over a draw down period consisting of ten trading days. The maximum amount we can actually draw for each request is determined by a formula set forth in the common stock purchase agreement. This agreement will require an increase in our authorized shares of common stock in order to be able to exercise the draws. We intend to seek stockholder approval for this increase.

     In connection with the common stock purchase agreement, we issued 12,000,000 five year common stock purchase warrants to Talisman, exercisable on a cashless basis at a price of $0.10 per share. We also issued 250,000 five year common stock purchase warrants to HPC Capital Management as a placement agent exercisable on a cashless basis at a price of $0.10 per share. We will also pay HPC Capital Management a placement agent fee equal to 6.5% of amounts drawn down under the equity line. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the exercise price, or at less than the fair market value of our common stock on the date of issuance.

     On April 16, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd. and Alpha Capital AG. This agreement, as amended on May 8, 2003, provided for the purchase and sale of our convertible debentures in the aggregate amount of $3.26 million. Under the terms of the agreement, Viragen received approximately $2.70 million net of an original issue discount of $346,550, a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 27,151,099 three year common stock purchase warrants exercisable on a cashless basis at a price of $0.0625 per share.

     In connection with this transaction, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 116,463 three year common stock purchase warrants exercisable on a cashless basis at a price of $0.0625 per share.

     These convertible debentures mature on July 1, 2005, and are payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures are convertible immediately, in whole or in part, by the Investors into shares of Viragen common stock at a conversion price equal to $0.20 per share. Viragen also has the right to make monthly payments on the debentures in shares of its common stock, valued at $0.20 per share, subject to a formula contained in the debentures based upon an average bid price of at least $0.25 per share. Viragen has the right to redeem all, but not less than all, debentures at 120% of the principal outstanding when the right to redeem is exercised. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the conversion price or exercise price, or at less than the fair market value of our common stock on the date of issuance.

     Our obligations under the convertible debentures have been guaranteed by our subsidiaries and collateralized by a security agreement pledging all tangible and intangible assets not otherwise encumbered.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

     Manufacturing of our natural human alpha interferon at our facility in Umea, Sweden, has been suspended as of March 31, 2003. This planned break in routine manufacture is necessary to allow for certain steps of the production process to be segregated and transferred to a 21,500 square foot facility which is also located in Umea, Sweden. The need for the renovation of this facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced this year and it is in line with our plan to expand our productive capacity of our natural human alpha interferon. The 21,500 square foot facility was purchased by ViraNative prior to our acquisition. The estimated total cost of this initial phase is $1 million and it is scheduled to be completed by the first quarter of 2004. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the new facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

     We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional investment capital.

     We estimate that we will require additional funding of approximately $25 million, over the next two years. This amount represents our estimate of the funds necessary to service existing and projected debts attributable to working capital requirements as well as planned capital expenditures. We plan to use future funding for continued product development, clinical trials and commercialization of our products.

Results of Operations

Product sales and cost of sales

     As a result of our acquisition of ViraNative in September 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement, which expired in December 2002. Product sales for the quarter ended March 31, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

     For the three months ended March 31, 2003, product sales totaled approximately $48,000 compared to product sales of approximately $416,000 for the quarter ended March 31, 2002. For the nine months ended March 31, 2003, product sales totaled approximately $520,000 compared to approximately $878,000 for the nine months ended March 31, 2002. The decreases in product sales of approximately $368,000 and $358,000 for the three and nine months ended March 31, 2003 are primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which expired in December 2002. Prior year’s results of operations for the nine months ended March 31, 2002 included our Swedish subsidiary’s results only for the six months ended March 31, 2002 since it was acquired on September 28, 2001.

     Cost of sales, which includes excess/idle production costs, totaled approximately $324,000 and $743,000 for the three and nine months ended March 31, 2003, respectively. The increase in cost of sales and resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish facility, which were not absorbed as a result of reduced product sales.

Research and Development Costs

     Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, collaborative agreement fees, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended March 31, 2003 totaled approximately $855,000, a decrease of approximately $289,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $357,000. These reductions in research and development costs were partially offset by an increase in consulting fees at our Florida headquarters totaling approximately $60,000.

     Research and development costs for the nine months ended March 31, 2003 totaled approximately $2,542,000, a decrease of approximately $1,441,000 when compared to the nine months ended March 31, 2002. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,209,000.

     We expect our overall research and development costs to decrease as we focus our efforts on containing costs and directing resources to priority programs. We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional investment capital.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $1,920,000 for the three months ended March 31, 2003 compared to approximately $1,945,000 in the same period of the previous fiscal year. This decrease of approximately $25,000 is primarily attributed to a decrease in legal fees at our Florida headquarters totaling approximately $481,000. This decrease was offset by increases in consulting fees, personnel salaries, insurance expense, and royalties expense at our Florida headquarters totaling approximately $39,000, $259,000, $42,000, and $82,000, respectively.

     Selling, general and administrative expenses totaled approximately $5,367,000 for the nine months ended March 31, 2003 compared to approximately $5,198,000 for the same period of the preceding year. This increase of $169,000 is mainly attributed to additional expenses incurred by our Swedish subsidiary of approximately $277,000, which was acquired in September 2001. Prior year’s results of operations for the nine months ended March 31, 2002 included our Swedish subsidiary’s results only for the six months ended March 31, 2002 since it was acquired on September 28, 2001. Also contributing to the increase in selling, general and administrative expenses for the nine months ended March 31, 2003 were increases in personnel salaries, consulting fees, insurance expense and royalties expense at our Florida headquarters totaling approximately $591,000, $201,000, $126,000 and $82,000, respectively. These increases were partially offset by a decrease in legal fees at our Florida headquarters totaling approximately $1,102,000.

     We expect our overall selling, general and administrative expenses to decrease in the foreseeable future as a result of cost cutting efforts to reduce overall administrative expenses, which will be partially offset by additional costs related to the commercialization of Multiferon. Our ability to successfully commercialize Multiferon will require additional marketing and promotional activities and is dependent upon our ability to raise significant additional investment capital.

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to the separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract has been amortized over the term of the contract, which expired in December 2002.

For the three and nine months ended March 31, 2003, amortization of intangible assets totaled approximately $34,000 and $149,000, respectively.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our facility in Scotland and gains or losses on foreign exchange. Interest and other income totaled approximately $174,000 for the three months ended March 31, 2003, representing an increase of approximately $134,000 when compared to the same period of the preceding year. This increase is primarily attributed to additional grant income totaling approximately $149,000 for the three months ended March 31, 2003.

     Interest and other income totaled approximately $277,000 for the nine months ended March 31, 2003, representing an increase of approximately $99,000 when compared to the same period of the preceding year. This increase is attributed to additional grant income totaling approximately $215,000 for the nine months ended March 31, 2003. However, this increase was partially offset by reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $136,000 for the nine months ended March 31, 2003.

Interest Expense

     Interest expense for the three and nine months ended March 31, 2003 totaling approximately $1,508,000 and $4,262,000, respectively, primarily represents non-cash interest expense on our convertible debentures of approximately $1.45 million and $4.1 million for the three and nine months ended March 31, 2003, respectively. This non-cash expense consists of amortization of deferred financing costs and amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature. Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.35% to 10.90%.

Income Tax Benefit (Expense)

     For the three and nine months ended March 31, 2003, income tax benefit totaled approximately $11,000 and $50,000, respectively. These amounts are due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $555,000 as of March 31, 2003.

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

     For the three and nine months ended March 31, 2003, we incurred costs related to the CD55 project totaling approximately $87,000 and $275,000, respectively. Since the date of inception of this project, we have incurred approximately $831,000 in research and development costs.

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

     For the three and nine months ended March 31, 2003 we incurred costs related to the IEP 11 project totaling approximately $20,000 and $65,000, respectively. Since the date of inception of this project, we have incurred approximately $65,000 in research and development costs.

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

     For the three and nine months ended March 31, 2003, we incurred costs related to the R24 monoclonal antibody project totaling approximately $150,000 and $520,000, respectively. Since the date of inception of this project, we have incurred approximately $1,460,000 in research and development costs.

     Based on ongoing laboratory results, and our recent cost cutting program, further development of this project has been put on hold pending further review of compiled data.

Notch-1 Monoclonal Antibody

     Under a worldwide exclusive license from the U.S. National Institutes of Health, we are researching the clinical applications of a monoclonal antibody that recognizes the Notch-1 protein. Binding of the antibody to the protein signals the immune response to activate lymphocytes, modulating immunity. The antibody may also be useful in adjuvant therapies.

     For the three and nine months ended March 31, 2002, we incurred costs related to our Notch-1 monoclonal antibody project totaling approximately $2,000. This minimal amount of costs reflects the reduced activity and current suspension of research while we explore scientific issues related to the license with the National Institute of Health. Since the date of inception of this project, we have incurred approximately $1,085,000 in research and development costs.

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

Avian Transgenics

     We have an ongoing avian transgenic research and development project in collaboration with Roslin Institute of Scotland. We believe, that once fully developed, this technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a faster and cost effective method of production for many promising biopharmaceutical products. Also, this technology is capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

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

     For the three and nine months ended March 31, 2003, we incurred costs related to the avian transgenics project totaling approximately $276,000 and $778,000, respectively. Since the date of inception of this project, we have incurred approximately $2,032,000 in research and development costs.

     We estimate that we may be able to begin commercialization of our avian transgenics technology during calendar year 2004. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. Additional costs to be incurred through commercialization are estimated at $1.5 million to $2.5 million. Future material net cash inflows, if any, are not reasonably certain and are not determinable at this time. This is a new technology and there is no precedent to be used to estimate the size of the potential market or the demand for this technology.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We have adopted FIN No. 45 effective December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We are required to provide the interim-period disclosures beginning with this report on Form 10-Q for the quarter ended March 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk

     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

     During fiscal year 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of March 31, 2003 the U.S. dollar has lost approximately 2.75% and 7.68% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the U.S. dollar has resulted in greater operating expenses, revenues, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

Item 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In February 2002, the Company filed suit against a former director to collect a promissory note and related accrued interest then in default (Viragen, Inc. vs. William B. Saeger- Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Case No: 02-03618-CA-08). The principle and related interest due had been fully reserved in the Company’s financial records in fiscal year 1998. In February 2002 subsequent to the date we filed suit, Mr. Saeger filed a Petition for Bankruptcy in the United States Bankruptcy Court of the Southern District of Florida (Case No: 02-11757 BKC RAM) at which time the Company’s suit was stayed pending adjudication of the bankruptcy proceedings.

     In October 2002, Mr. Saeger withdrew his petition for bankruptcy which was granted. Following the action in October 2002, the Company filed its motion for Summary Final Judgment claiming damages of $100,000 in principal, $46,750 in related accrued interest plus attorneys’ fees and costs and expenses of collection. In May 2003 we entered into a settlement agreement with Mr. Saeger providing for minimal monthly payments until May 2005 at which time a final balloon payment of $135,609 becomes due and payable.

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

     On August 15, 2002, we named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-014812). Medicore, the former parent of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001 by our partly owned subsidiary, Viragen International.

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

     These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued by Viragen as payable to Medicore will be the final payment.

     Sales of our natural interferon product totaled approximately $1,181,000 for the fiscal year ended June 30, 2002 and approximately $474,000 for the nine months ended March 31, 2003. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $82,000. This amount has been accrued as of March 31, 2003.

     We have answered the complaint, denying that Medicore is entitled to any royalties because the interferon product being sold was not developed by us. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. We have agreed to mediation in this matter which is scheduled for June 2003. If we are unable to reach a settlement, an appeal may be filed.

     In October 1997, Viragen, the company’s former president and Cytoferon Corp., a former affiliate of the president, were named as defendants in a civil action brought in the United States District Court for the Southern District of Florida (Walter L. Smith v Cytoferon Corp. et al; Case No: 97-3187-CIV-MARCUS). The plaintiff is a former Viragen stockholder and investor in Cytoferon Corp. The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgment and the delivery of 441,368 shares of common stock. Viragen filed a motion to dismiss denying the allegations and requesting reimbursement of its costs.

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

     In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of legal fees. We intend to vigorously pursue the recovery of these fees.

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

3.	To ratify the appointment of Ernst & Young LLP, as our independent auditors.

     With a majority (91%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

Proposal 1.	For	Withhold

Election of directors:
Dennis W Healey	102,982,911	8,883,995
Douglas Lind	109,816,101	2,050,805
Brian King	109,789,859	2,077,047

Proposal 2.	For	Against	Abstain

Ratify increasing the number of authorized shares of our common stock from 150 million to 250 million	106,030,100	5,561,553	275,253

Proposal 3.	For	Against	Abstain

Ratify Appointment of Ernst & Young LLP as our independent auditors	111,206,763	463,357	196,786

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.9	Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (incorporated by reference to Viragen Inc.’s Form 10-Q filed February 14, 2003).

10.67	Consulting Agreement between Viragen, Inc. and Gerald Smith dated January 31, 2003.

10.68	Common Stock Purchase Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited.

10.69	Registration Rights Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited.

10.70	Form of Common Stock Purchase Warrant dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited.

10.71	Securities Purchase Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG.

10.72	Form of Secured Convertible Debenture for Securities Purchase Agreement dated April 16, 2003.

10.73	Form of Stock Purchase Warrant for Securities Purchase Agreement dated April 16, 2003.

10.74	Registration Rights Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd. and Alpha Capital AG.

10.75	Additional Funding Agreement dated May 8, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG.

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

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

Date: May 13, 2003

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Robert C. Salisbury Robert C. Salisbury President and Chief Executive Officer

CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Dennis W. Healey Dennis W. Healey Executive Vice President and Chief Financial Officer