Form 10-K
period 2003-06-30
VIRAGEN INC
filed 2003-09-29
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2003
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2101668
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices)

(954) 233-8746
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value

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
     Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes [  ] No [X]

     The aggregate market value, as of September 19, 2003, of the registrant’s common stock held by non-affiliates based on the closing price on the American Stock Exchange was approximately $92,082,000.

     As of September 19, 2003, there were 284,332,580 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Prospectus, File No. 333-107176, filed on August 1, 2003, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Introduction

          Viragen, Inc. (which may be referred to as we, us or our) is a Delaware corporation organized in 1980. We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We are also developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

•	human leukocyte derived interferon — natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	avian transgenics technologies — designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	oncological therapies — therapeutic proteins for the treatment of targeted cancers.

          We operate through:

•	Viragen, Inc.—parent company;

•	ViraGenics, Inc.—100% owned by Viragen, Inc.;

•	Viragen International, Inc. (formerly Viragen (Europe) Ltd.) – majority owned by Viragen, Inc.;

•	Viragen (Scotland) Ltd.—100% owned by Viragen International, Inc.; and

•	ViraNative AB—100% owned by Viragen International, Inc.

          You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report.

Recent Developments

Interferon

          In May 2003, we filed a patent application with the British Patent Office covering the use of natural human leukocyte-derived alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). A second patent application also related to the treatment of SARS was filed in August 2003, including the results from in-vitro testing performed at the Genome Institute of Singapore (GIS).

          In May 2003, Mexican regulatory authorities approved an application filed by Viragen’s distributor, Laboratorios Pisa, a leading Mexican pharmaceutical company, to expand the uses of MultiferonTM. This broadened approval extended use of the product to include the treatment of patients afflicted with any and all diseases in which patients show an initial response to recombinant (synthetic) alpha interferon followed by treatment failure, possibly due to the formation of neutralizing antibodies. Multiferon is primarily being marketed in Mexico for the treatment of hepatitis C and certain cancers.

Operations

Interferon

          We produce a natural human alpha interferon product under the tradename of Multiferon from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, some types of cancer, multiple sclerosis, and SARS.

          On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB, a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon. Multiferon is approved in Sweden and Mexico for the treatment of chronic myelogenous leukemia, hairy cell leukemia and for the treatment of any and all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. The product is also approved for sale for the treatment of chronic myelogenous leukemia and hairy cell leukemia in the Czech Republic, Egypt, Hong Kong, Indonesia, Myanmar and Thailand. However, as our natural human alpha interferon is not approved for sale in the United States or other European Union countries, we currently have limited product sales. We have not sought the approval of our natural human alpha interferon product from the United States Food and Drug Administration or its European Union counterparts, except Sweden.

          During our first fiscal quarter of 2002, we suspended our clinical trials of OmniferonTM, our previous generation human leukocyte interferon. Omniferon was a leukocyte-derived natural human alpha interferon that we were progressing in clinical trials in Europe for the treatment of hepatitis C. While Omniferon’s clinical trials were ongoing, Viragen’s majority owned subsidiary (Viragen International) acquired ViraNative, which manufactured and marketed Interferon Alfanative, also a natural human alpha interferon product. Interferon Alfanative was further along in the regulatory process and had secured limited approvals in certain countries. It was determined that Viragen’s goal to commercialize a natural human interferon could be more quickly achieved by combining the best elements of both natural interferon programs which resulted in Multiferon. Accordingly, Viragen’s Omniferon program was terminated and we focused our attention on the commercialization of Multiferon.

          We will require significant additional financing to continue conducting and complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. While we are currently compiling additional data from a completed clinical trial for melanoma conducted in Germany, we are not currently conducting clinical trials. Even if we are able to secure necessary funding, clinical testing toward European Union and/or U.S. Food and Drug Administration approval is an expensive and complex process that is expected to take many years to complete, with no assurance that regulatory approvals for new therapies or new countries will eventually be obtained.

Avian Transgenics

          We have an ongoing avian transgenic research and development project in collaboration with the Roslin Institute of Scotland. We believe that once fully developed, this technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a faster and cost effective method of production for many promising biopharmaceutical products. Also, this technology will be capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

          Viragen believes that the chicken may serve as the ideal protein production vehicle. Avian Transgenic Production, based upon transgenic chickens, is expected to offer significant economic and technological advantages over traditional methods of protein production including: ease of scale-up; low capital risk; deferred capital investment; fast drug evaluation and development; and competitive costs.

          The reduced capital outlay and cost effectiveness of therapeutic production is the greatest incentive for the use of transgenic hens in drug production. Chickens have one of the lowest founder animal development costs of any transgenic system. The founder hen is bred or cloned to produce a transgenic flock. A large number of birds can be produced very quickly and cheaply compared to other methods. Chickens can lay 250 eggs per year with each egg conservatively projected to be capable of containing yields of up to 100 mg of the target drug per egg. This speed and productivity, on a per egg basis, means that a relatively large amount of protein could be generated quickly.

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

          In collaboration with the Memorial Sloan-Kettering Cancer Center, we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins that can locate and bind to cancer cells wherever they are in the body. Many monoclonal antibodies are used in cancer detection or therapy.

          In collaboration with the UK’s Cancer Research Campaign Technology, we are developing monoclonal antibodies to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system at levels up to 100 fold greater than normal. We are developing an antibody to remove this protection from tumor cells for the treatment of colorectal, breast, ovarian and certain bone cancers. Based on ongoing laboratory results, and our recent cost cutting program, further development of this project has been put on hold.

Distribution Agreements and Strategic Alliances

Interferon

          In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take all measures necessary to achieve regulatory approvals for Multiferon in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union, as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. Multiferon is expected to be available under a named patient sales program in Greece by the end of 2003. A named patient is a particular patient being treated by a doctor, for whom that doctor has issued a prescription for a drug not currently licensed.

          In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. Our natural human alpha interferon is currently approved in Hong Kong as a second-line therapy for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. In June 2003, CJ Hong Kong initiated an update of the registration in that country to include the expanded indication for any and all patients showing an initial response to recombinant interferon therapy followed by failure.

          In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. Viragen has granted Key Oncologics the exclusive rights to distribute Multiferon in South Africa and an initial product order has been delivered. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of certain viral and malignant diseases including hepatitis C and cancer.

          In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement, extended by ten years, provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico.

          In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms, unless six months’ written notice of termination is provided by either party prior to the end of the initial term or a renewal term. During the initial five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. The bridging clinical trial will be initiated when the Taiwanese regulatory authorities review the initial documentation submitted by Harvester in March 2003. In the meantime, a pre-license sales program commenced in February 2003 with patients still being enrolled for the program. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies.

          In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentations to start the registration approval process have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs.

          In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement supersedes the original agreement signed with AGC in November 1998. The agreement provides for the purchase and distribution of Multiferon. AGC’s designated territories include: India, Pakistan, Saudi Arabia, Kuwait, Yemen, Oman, UAE, Sri Lanka, Bangladesh, Nepal, Brunei, and other Middle Eastern countries. Regulatory documentation has been sent to Pakistan, Oman and UAE.

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

          AGC must purchase a minimum of $20 million of product over five years increasing from $2 million the first year to $3 million the second year and $5 million for three years. The purchase minimums become binding on AGC if and when AGC receives the required regulatory approvals for product commercialization in all of the above territories, and we receive the regulatory approvals to export our product to AGC’s territories.

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

          Other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Philippines, Spain, Brazil and other Latin American countries.

Avian Transgenics

          On November 15, 2000, Viragen entered into a development, license and collaboration agreement with Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in chickens. The technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products. Also, this technology will be capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

          On May 14, 2001, we entered into an option agreement with Geron Corporation. This agreement provides Viragen the option to enter into a license agreement with Geron, during the three-year option period ending May 14, 2004. The license, if entered into, would be for rights to certain nuclear transfer and transgenesis technology owned by Geron. Though September 2003, we have not as yet exercised our option on the Geron technology.

          In March 2003, we entered into an agreement with Oxford BioMedica plc to obtain rights to a technology that may prove key in our collaboration with Roslin Institute to develop avian transgenic technology as a novel platform for the efficient, cost-effective manufacturing of protein drugs. The agreement, which was extended for an additional six month period in September 2003, provides Viragen with an option to acquire an exclusive worldwide license for proprietary gene transfer vectors, biotechnology tools designed to transfer genes into cells at high efficiency. Initial studies evaluating a novel use for these vectors, which transfer genes for therapeutic proteins into developing chicken embryos, have yielded successful and consistent results. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. This work is currently underway at the Roslin Institute and our own research facility in Scotland.

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

          In September 2000, we obtained an exclusive worldwide license from the U.S. National Institute of Health (NIH) to use and further develop a monoclonal antibody potentially useful in immune modulation. The antibody or antibody fragment recognizes the Notch-1 protein. The Notch-1 protein is over-expressed in certain tumors including cervical, breast and lung cancers. This project centers on the development of a drug that may be used in adjuvant therapy. During fiscal 2003, we suspended research and related expenditures on this project to explore scientific issues related to the license from the NIH. Subsequent to our fiscal year end, we terminated this license.

          In July 2000, Viragen entered into an agreement with the United Kingdom’s Cancer Research Campaign Trust and the University of Nottingham to develop an antibody therapy for the treatment of several indications including breast, ovarian and colorectal cancers. The development was carried out in collaboration with the Cancer Research Campaign’s Department of Clinical Oncology at the University of Nottingham in England. The initial term of this agreement has expired. We are currently in discussions with the Cancer Research Campaign Trust regarding a new agreement centered on continued development of the antibodies.

          In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with the Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody targeting ganglioside GD3, which may be used alone or in combination with our Multiferon product, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers. In February 2002, the agreement was extended to February 2005. Based on ongoing laboratory results, and our recent cost cutting program, further development of this project has been put on hold.

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

          Hoffmann-La Roche, Inc., which produces Roferon® and Pegasys®, and Schering-Plough Corporation, which produces Intron A® and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received U.S. Food and Drug Administration approval of BetaSeronTM, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for Avonex®, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, Copaxone®, for relapsing/remitting multiple sclerosis. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.

          The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be approximately $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus improving their tolerability to treatment. Pegylation is a process which helps prevent the interferon form being destroyed by the immune system. As a result, the interferon lasts longer in the body.

Our Natural Interferon Product

          We derive our natural human alpha interferon from human white blood cells also known as leukocytes. Natural interferon is one of the body’s natural defensive responses to foreign substances like viruses. It is so named because it “interferes” with viral growth. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

          There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

          Approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon. We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

          We believe that there are certain advantages to the natural interferon products, especially in terms of tolerability and increased efficacy. Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon. In addition, patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

Applications of Interferon

          Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of natural interferons may provide significant advantages over single subtype recombinant forms.

Hepatitis C

          The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s Roferon® and Pegasys®

•	Hoffmann-La Roche’s Pegasys® used in combination with Copegus, Roche’s ribavirin

•	Schering-Plough’s Intron A® and Peg-Intron® used in conjunction with Rebetol®

•	Intermune’s Infergen®.

          Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience, we believe that our natural interferon product may also prove effective in the treatment of hepatitis C. However, prior to approval by the U.S. Food and Drug Administration, extensive clinical trials costing many million dollars would be required. These studies could take several years to complete. A U.S. based manufacturing facility would also be required.

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

Melanoma

          Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation of the skin. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. Lifetime risk of developing melanoma in an average American is currently about one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

          We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative after dacarbazine or no adjuvant therapy.

          The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. Two findings in the study suggest that adjuvant treatment chosen in this study will have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients than in the untreated patients. Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. A major advantage of the type of adjuvant therapy used in this study is its relative lack of toxicity.

Chronic Myelogenous Leukemia

          Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This type of therapy affects both the presence of leukemia cells and the number of bone marrow cells having the Philadelphia chromosome.

Hairy Cell Leukemia

          Hairy cell leukemia (HCL) is a disease in which a type of white blood cell called the lymphocyte, present in the blood and bone marrow, becomes malignant and proliferates. It is called hairy cell leukemia because the cells have tiny hair-like projections when viewed under the microscope. Hairy cell leukemia is a rare cancer. There are approximately 600 new cases diagnosed every year in the United States, making up about 2% of the adult cases of leukemia each year.

          We are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myelogenous leukemia and hairy cell leukemia, who did not respond to treatment with recombinant interferon.

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

          No application has been submitted in the U.K., U.S., or any other country for the treatment of multiple sclerosis utilizing Multiferon. Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

Potential Applications of Interferon

SARS

          Severe acute respiratory syndrome (SARS) is a viral respiratory illness caused by a coronavirus, called SARS-associated coronavirus (SARS-CoV). SARS was first reported in Asia in February 2003. Over the next few months, the illness spread to more than two dozen countries in North America, South America, Europe, and Asia. While the immediate threat of SARS has been largely contained, many international health officials are predicting that additional global outbreaks will recur, possibly at epidemic or pandemic scales, especially during the winter months when viruses can thrive in lower temperatures.

          According to the World Health Organization, as of August 7, 2003, a cumulative total of 8,422 probable SARS cases with 916 deaths have been reported from 32 countries with the highest concentrations reported in China, Hong Kong and Taiwan. Currently, there is no effective treatment for SARS and global health agencies are seeking to evaluate potential treatment strategies.

          In September 2003, we reported positive results from in vitro studies that evaluated the use of our natural human alpha interferon, Multiferon, for the treatment of SARS. These preliminary studies, conducted by researchers at the Genome Institute of Singapore (GIS), appear to confirm that the natural, human leukocyte-derived alpha interferon is a prime candidate for the treatment of SARS. The preliminary Viragen/GIS studies demonstrated a clear anti-viral response when Multiferon was added to SARS-infected cells. The effect on the infected cells was tested using standard methodology to determine the change in the Cytopathic Effect (the destruction of cells infected by a virus) and in the reduction of viral plaques (areas of cells destroyed by a virus). The results showed a clear reduction in the viral effects as the Multiferon concentration was increased.

Bio-Defense

          We have provided samples of Multiferon internationally for evaluation for potential bio-defense applications.

Research and Development

          The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

          We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative with dacarbazine or no adjuvant therapy. The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. In September 2003, a follow-up to all patients involved in this trial was initiated and it is expected to be completed by the end of the year. Results from this follow-up are intended to further validate the results of the Phase II/III clinical trial.

          A named-patient basis program with children suffering from hepatitis C is planned in Germany as soon as all approvals are in place. The objective of this program is to evaluate the efficacy and safety of Multiferon in the treatment of children with hepatitis C.

          We have a number of ongoing process development activities geared towards optimizing the efficiency and cost-effectiveness of our natural interferon manufacturing process. These include investigations into alternative sources of the raw material from which the product is manufactured, optimization of the purification process, formulation and sustained release studies. We are also researching the precise mechanisms of action of our natural interferon product, the advantages of the multi-subtype nature and the reasons for the superior tolerability. Efforts are also geared toward expanding the scope of our natural interferon product by investigating alternative disease indications such as the treatment and prevention of SARS and other serious life-threatening viral diseases.

          Research and development costs totaled approximately $3,207,000, $4,932,000, and $7,088,000, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Intellectual Property

          We believe our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to offer the drug at a price competitive with the recombinant interferons.

          In May 2003, we filed a patent application with the British Patent Office covering the use of natural human leukocyte-derived alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). A second patent application also related to the treatment of SARS was filed in August 2003, including the results from in-vitro testing performed at the Genome Institute of Singapore (GIS).

          In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons. Based on this international application, Viragen was granted an additional patent (#6,433,144 B1) from the United States Patent & Trademark Office in August 2000 for a process relating to the manufacture of human natural alpha interferon from human white blood cells. This invention also relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes and specifically protects certain novel purification steps in it manufacture that increases purity to 95-98%.

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

          ViraNative has filed 4 patents relating to human leukocyte interferon and related production processes. Viragen also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, a Japanese company challenged Viragen’s patent issued in Japan for the topical use of interferon. This patent was successfully defended. The patents related to topical use have recently been abandoned due to the unlikely commercial benefits of the technology.

          United States and foreign patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. We have not received any communications or had any conversations with the owners of related patents that may potentially make claims or who have threatened to make a claim that our patents infringe their patents.

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

Regulation

          Our activities, products and processes are subject to substantial government regulation within the United States, the European Union (EU) and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding. Contents of labeling and packaging are also highly controlled by health authorities.

          Extension of the number of licenses held in the EU can be achieved for products like Multiferon through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all 16 Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that would be used to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change.

          In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

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

          It is possible that the U.S. Food and Drug Administration or foreign regulatory authorities, could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

          In January 2002, the Medical Products Agency (MPA) in Sweden approved an extended indication for Multiferon, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myelogenous leukemia, multiple sclerosis and other types of cancer.

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

          During fiscal year 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition is still in place and will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized or eliminated. Due to this situation, we have been using leukocytes collected in Germany under a contractual arrangement between ViraNative and the German Red Cross.

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

          In March 1998, Viragen (Germany) GmbH entered into a contractual agreement with the German Red Cross. Under this agreement, Viragen (Germany) GmbH has preferential access to up to 1,000,000 leukocyte donations per year. We agreed to provide the German Red Cross a percentage of sales and priority distribution of product using leukocytes provided under this agreement. Leukocytes provided from the German Red Cross are approved for use in our Swedish and Scottish facilities. We are not currently ordering or receiving leukocytes under this agreement.

          ViraNative also has separate supply agreements with the German Red Cross which were already in place at the time of our acquisition of ViraNative. Our facility in Sweden continues to receive leukocytes as necessary under these agreements.

Competition

          Competition in the research, development and production of interferon and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffmann-La Roche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products in the areas of cancer and viral infections, including hepatitis C. Alfa Wassermann, formerly one of our customers, is presently producing a low purified natural alpha interferon product with distribution primarily in Italy.

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

Employees

          As of September 19, 2003, we have 62 employees. Of these, 45 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 17 employees are management, regulatory and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees to be good.

Item 2. Properties

          In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative, international marketing and executive offices. The lease contains an option for up to two additional five-year terms. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $27,300. We have recently entered into discussions with our landlord to sub-lease to third parties approximately one-half of our Florida facility. Our administrative offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

          In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $29,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $7,000.

          Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. The initial term of these leases has expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $27,000 per month. Our Multiferon product is manufactured in this facility.

          ViraNative also owns a 21,500 square foot building in Umea, Sweden, which is currently under renovation. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to eventually house all of ViraNatives’ research, production and administrative facilities. In September 2003, ViraNative entered into agreements to renovate a portion of this facility at a cost of approximately $1.2 million. This facility carries a 25 year mortgage held by a Swedish bank for approximately $680,000.

          We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3. Legal Proceedings

          In February 2002, the Company filed suit against a former director to collect a promissory note and related accrued interest then in default (Viragen, Inc. vs. William B. Saeger- Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Case No: 02-03618-CA-08). The principal and related interest due had been fully reserved in the Company’s financial records in fiscal year 1998. In February 2002 subsequent to the date we filed suit, Mr. Saeger filed a Petition for Bankruptcy in the United States Bankruptcy Court of the Southern District of Florida (Case No: 02-11757 BKC RAM) at which time the Company’s suit was stayed pending adjudication of the bankruptcy proceedings.

          In October 2002, Mr. Saeger withdrew his petition for bankruptcy which was granted. Following the action in October 2002, the Company filed its motion for Summary Final Judgment claiming damages of $100,000 in principal, $46,750 in related accrued interest plus attorneys’ fees and costs and expenses of collection. In May 2003 we entered into a settlement agreement with Mr. Saeger providing for nominal monthly payments until May 2005 at which time a final balloon payment of $135,609 becomes due and payable.

          In January 2003, legal counsel for the Company was informally approached by an attorney representing a shareholder or shareholders considering a possible action against the Company. To the best of our knowledge, the action, if filed, would allege that the Company’s disclosures surrounding its October 2001 contract with Tradeway Incorporated were false and misleading. The Company believes that its disclosures related to the now terminated Supply and Distribution Agreement, clearly reflected the contractual relationship between the parties and were not misleading. Further, while no litigation has commenced in this matter, the Company believes any such action would be without merit and would also be vigorously defended. Through the date of issuance of this report, we had not been contacted further regarding this matter.

          On August 15, 2002, we were named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, our former parent, alleged breach of contract in relation to royalties due from present and future sales of our natural interferon product.

          Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The amended agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

          These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen are to be included in the final payment. From May 1993 through September 2001, we paid royalties under this amended agreement totaling approximately $70,000.

          Viragen answered the complaint, denying that Medicore was entitled to any royalties. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen agreed to mediation and a settlement was reached in July 2003. In the settlement, Viragen agreed to pay royalties to Medicore based on the sale of our natural human alpha interferon on a quarterly basis starting in October 2003 in accordance with the terms of the amended agreement. Also, as part of the settlement, Viragen agreed to pay royalties to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 as follows: $30,000 by August 1, 2003; $30,000 plus 5% interest by August 1, 2004; and $30,000 plus 5% interest by August 1, 2005. The first payment of $30,000 was made on July 28, 2003.

          In January 2001, Viragen and its co-plaintiffs the Roslin Institute and Dr. Helen Sang filed suit against AviGenics, Inc. in the Superior Court of California for San Mateo County (Case No.: 415458). The lawsuit was brought in response to allegations by AviGenics that a restrictive covenant contained in a consulting agreement between AviGenics and Dr. Sang, who works at the Roslin Institute, precluded her and Roslin from doing business with Viragen.

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

          In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, violation of Florida’s RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of Viragen common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen’s former president breached his fiduciary duty to Cytoferon Corp. by not achieving sufficient financing for Viragen, which would have entitled Cytoferon Corp. to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

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

          In August 2000, counsel for plaintiff indicated that they desired to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of approximately $210,000 in legal fees. We intend to vigorously pursue the recovery of these fees

          In February 2001, Viragen filed a lawsuit, (Viragen, Inc. v. Walter Larry Smith, W. Richard Leuck, Roland St. Louis, Jr., Esq., Juan C. Martinez, Esq., St. Louis, Guerra, Auslander, P.A. and John Does Nos. 1-10, Case No. 01-3842 CA 01) in a malicious prosecution and conspiracy action against the above mentioned parties in a attempt to recapture the losses incurred by Viragen, Inc. as a result of having to disclose the lawsuit Walter L. Smith v. Gerald Smith, Cytoferon Corp., Viragen, Inc. and John Does Nos. 1-10, Case No. 97-25587 CA (30) (“Smith Litigation”) as well as the attorneys’ fees and costs expended by Viragen, Inc. in defending this action. The Smith Litigation wrongfully alleged that Viragen, Inc. engaged in, among other things, fraud and RICO violations during the course of a 1992 stock offering done by Cytoferon, Corp. In the Smith Litigation, the Court granted final summary judgment in favor of Viragen, Inc., specifically finding that there was no evidence connecting Viragen, Inc. in any way to the allegations made against it in the complaint in that action.

          Due to the insolvency of the insurance carrier of certain defendants in this case, all related hearings in this matter have been postponed. Viragen intends to vigorously pursue its claims in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

          We held a special meeting of stockholders in Plantation, Florida on June 25, 2003. Shareholders voted:

1.	To authorize and approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 250 million to 700 million;

2.	To authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen received gross proceeds of $2,476,050 through the sale of its convertible debentures, common stock and common stock purchase warrants to 5 institutional investors;

3.	To authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen received gross proceeds of $3,758,132 through the sale of its convertible debentures and common stock purchase warrants to 4 institutional investors; and

4.	To authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen has the right to require an investor to purchase up to $12,000,000 in shares of Viragen common stock.

     With a majority (92%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes:

	For	Against	Abstain

Proposal 1.
Ratify increasing the number of authorized shares of our common stock from 250 million to 700 million	189,717,887	7,123,224	658,754
Proposal 2.
Authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen received gross proceeds of $2,476,050 through the sale of its convertible debentures, common stock and common stock purchase warrants to 5 institutional investors	41,290,409	6,118,886	1,099,567
Proposal 3.
Authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen received gross proceeds of $3,758,132 through the sale of its convertible debentures and common stock purchase warrants to 4 institutional investors	40,909,897	6,480,323	1,118,642
Proposal 4.
Authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen has the right to require an investor to purchase up to $12,000,000 in shares of Viragen common stock warrants to 4 institutional investors	40,891,396	6,957,339	659,127

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          Viragen’s common stock traded on the over-the-counter bulletin board from June 29, 1999 through April 16, 2000, under the symbol “VRGN.” Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol “VRA.” The following table lists the high and low closing quotations for our common stock since July 1, 2001.

	High	Low

2002-2003 Period
Fourth Quarter ended 06/30/03	$0.43	$0.06
Third Quarter ended 03/31/03	0.14	0.06
Second Quarter ended 12/31/02	0.32	0.13
First Quarter ended 09/30/02	0.66	0.15
2001-2002 Period
Fourth Quarter ended 06/30/02	$1.20	$0.64
Third Quarter ended 03/31/02	1.37	0.81
Second Quarter ended 12/31/01	1.50	1.20
First Quarter ended 09/30/01	1.80	1.14

          The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

          As of September 19, 2003, we had approximately 2,700 stockholders of record. On September 19, 2003, the closing price of the common stock was $0.33 per share.

          We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

•	we have experienced losses since inception,

•	we have significant capital requirements in the future, and

•	we presently intend to retain future earnings, if any, to finance the expansion of our business.

Future dividend policy will depend on:

•	our earnings, if any,

•	capital requirements,

•	expansion plans,

•	legal or contractual limitations,

•	financial condition, and

•	other relevant factors.

Item 6. Selected Consolidated Financial Data

          The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen for the fiscal years ended June 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002 have been derived from Viragen’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2000 and 1999 and the consolidated balance sheet data as of June 30, 2001, 2000 and 1999 have been derived from Viragen’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,

	2003	2002	2001	2000	1999

STATEMENTS OF OPERATION
Revenue	$630,785	$1,275,264	$—	$—	$—
Interest and other income	400,589	333,130	717,567	170,512	374,064
Net loss	(17,348,686)	(11,088,832)	(11,007,809)	(12,310,895)	(10,650,832)
Net loss attributable to common stock	(17,351,336)	(11,091,482)	(11,010,459)	(12,316,244)	(11,652,754)
Basic and diluted net loss per common share	(0.12)	(0.11)	(0.12)	(0.16)	(0.19)
Weighted average common shares outstanding	143,938,027	100,415,708	95,116,909	78,452,813	60,109,133

	At June 30,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA
Working (deficit) capital	$2,475,290	$(209,519)	$6,178,436	$7,006,205	$(2,290,441)
Total assets	27,867,417	20,796,604	12,820,951	14,449,926	8,529,354
Long-term debt	1,124,335	1,023,948	25,488	658,106	352,027
Stockholders’ equity	15,720,208	11,470,620	10,292,409	11,815,925	3,836,259

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

          Forward-looking statements might include one or more of the following:

•	anticipated debt or equity fundings;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

          Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”.

          Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-107176) filed August 1, 2003 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating those “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-1or S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge.

          Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product;

•	whether our stock price will enable us to conduct future financings;

•	whether the efficacy, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities;

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

          Our natural human alpha interferon product was developed and is manufactured overseas in our Swedish facility. Our avian transgenic and oncology programs are also being researched and developed in Europe. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

          Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Net losses have totaled $17,348,686, $11,088,832, and $11,007,809, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

•	Consolidation. Our consolidated financial statements include the results of Viragen, Inc. and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into U.S. dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development costs include scientific salaries and support fees, laboratory supplies, collaborative agreement fees, contracted research and development, consulting fees, research related travel, equipment rentals, utilities and repairs and maintenance. In accordance with SFAS No. 2, Accounting for Research and Development Costs, all such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

          As of June 30, 2003, we had on-hand approximately $5,943,000 in cash. As of June 30, 2003, we had working capital of approximately $2,475,000 compared to a working capital deficit of approximately $210,000 as of June 30, 2002. The increase in working capital of approximately $2,685,000 compared to the previous fiscal year end balance was due primarily to approximately $16,915,000 raised through private equity placements, issuance of convertible debentures, and exercises of private placement warrants which were offset in part by the use of cash to fund operating activities totaling approximately $10,017,000, capital expenditures totaling approximately $359,000 and the repayment of convertible debentures, short term borrowings and long term debt of approximately $1,597,000.

          We have experienced losses and a negative cash flow from operations since inception. For the fiscal years ended June 30, 2003, 2002 and 2001 we incurred losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. At June 30, 2003 we had an accumulated deficit of approximately $102,291,000.

          Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2004, we anticipate the need of approximately $8.5 to $9.0 million for operating activities, $1.5 million for investing activities and $2.5 million to service our financing obligations assuming that the outstanding convertible debentures are not converted into common stock by our investors.

          During the fiscal year ended June 30, 2003, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 314,429 common stock purchase warrants with exercise prices ranging from $0.1725 to $0.76. The exercise prices on these warrants are subject to adjustment downward depending upon future equity transactions.

          During the fiscal year ended June 30, 2003, we issued approximately 89.8 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.0405 to $0.20. Subsequent to June 30, 2003, we issued an additional 19.3 million shares of our common stock upon conversion of outstanding convertible debentures and notes. These shares were issued at prices ranging from $0.056 to $0.32 per share.

          During the fiscal year ended June 30, 2003, we issued approximately 45 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.21 resulting in net proceeds to us of approximately $2.3 million. Approximately 4 million of these warrants were exercised on a cashless basis. Subsequent to June 30, 2003, we issued an additional 8.9 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.1722 per share, resulting in net proceeds to us of approximately $1.3 million.

          In September 2003, we entered into a stock sale agreement with institutional investors to raise a total of $5 million. Provisions on the stock sale agreement include:

•	Per share sale price of 80% of market at the date of closing
•	20% warrant coverage at 125% of stock sale price
•	9 million common stock purchase warrants exercisable at $0.10 per share
•	Finder’s fee of 6.5% of funds raised
•	Legal fees of $10,000

          As a result of this transaction, we issued 22,321,428 shares of our commons stock, 4,464,286 common stock purchase warrants exercisable for a period of three years, and 9 million common stock purchase warrants exercisable at $0.10 per share for a period of five years. We have agreed to file a registration statement related to this transaction within 30 days of closing. The agreement further provides for penalties for our failure to receive approval of the registration statement of these shares within 90 days of the closing of this transaction.

June 2003 Convertible Debentures

          On June 27, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of $661,333, the equivalent of 10% interest over 24 months, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 13,546,639 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

          These convertible debentures mature on September 1, 2005, and are payable in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333. The debentures are convertible immediately by the investors, in whole or in part, into shares of Viragen common stock at a conversion price equal to $0.3173. In the event the average of the ten closing bid prices of Viragen’s common stock immediately prior to any monthly payment installment date exceeds $0.4220, Viragen is permitted to repay such installment through the issuance of its common stock valued at $0.3173 per share. Viragen has the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding.

          As of June 30, 2003, the entire principal related to the June 27, 2003 convertible debentures of approximately $5.55 million remained outstanding. Subsequent to June 30, 2003, the holders of the convertible debentures converted approximately $1.14 million of principal on the debentures resulting in the issuance of approximately 3.6 million shares of Viragen common stock. A principal payment of approximately $23,600 due September 1, 2003 was made to one of the debenture holders in cash.

April 2003 Convertible Debentures, as Amended

          On April 16, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd. and Alpha Capital AG. This agreement was amended on May 8, 2003 and May 16, 2003 to, among other things, include Bristol Investment Fund Ltd. as an investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.81 million. Under the terms of the agreement, as amended, Viragen received approximately $3.11 million, net of original issue discounts of $453,395, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 31,846,080 three-year common stock purchase warrants exercisable at a price of $0.0625 per share

          As of June 30, 2003, the purchasers had converted approximately $2.6 million of principal on the debentures resulting in the issuance of approximately 12.8 million shares of Viragen common stock. Subsequent to June 30, 2003, the purchasers converted the remaining $1.24 million of principal on the debentures resulting in the issuance of approximately 6.2 million shares of Viragen common stock. No further amounts are due on these debentures. Since April 16, 2003, we issued approximately 31.7 million shares of our common stock upon the exercise of common stock purchase warrants issued in connection with the purchase agreement at a price of $0.625 resulting in net proceeds to us of approximately $1.9 million.

January 2003 Convertible Debentures, as Amended

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

          The agreement entered into on January 31, 2003, and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 4,952,100 shares of Viragen common stock and a total of 9,902,400 common stock purchase warrants exercisable at $0.0625 per share. In conjunction with the February 27, 2003 amendment, Viragen also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 8,303,742 common stock purchase warrants held by them to $0.01 per share. Since January 31, 2003, we issued approximately 10 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.0625 resulting in net proceeds to us of approximately $310,000.

          As of June 30, 2003, the purchasers had converted the entire $2,475,000 of principal on the debentures resulting in the issuance of approximately 51.5 million shares of Viragen common stock. No further amounts are due on these debentures.

November 2002 Convertible Debentures

          On November 8, 2002, Viragen entered into a securities purchase agreement with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG for financing in the aggregate amount of $1,950,000. Under the terms of the agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to the Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,625, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

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

          The agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants are exercisable during the three year period terminating November 14, 2005 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing entered into on January 31, 2003, and the subsequent amendment on February 27, 2003, the exercise price of these warrants was reduced to $0.01. Since November 8, 2003, we issued approximately 4.1 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.213 resulting in net proceeds to us of approximately $138,000.

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

August 2002 Note, as Amended

          During August 2002, Viragen executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note carried an interest rate of 8% and was secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. This conversion price was subsequently reduced to $0.0625. This conversion price was subject to further adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the conversion price on the date of issuance and less than the fair value of common stock at date of issuance. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants were exercisable for a three-year period. As a result of the securities purchase agreement for additional financing entered into on January 31, 2003 and subsequent financings, the exercise price of these warrants was reduced to $0.056.

          Subsequent to June 30, 2003, we issued 9.6 million shares upon conversion of the principal and accrued interest totaling approximately $536,000. No further amounts are due on this note. Subsequent to June 30, 2003, Isosceles exercised all related warrants and we issued approximately 1.1 million shares of our common stock upon these exercises at $0.056 resulting in net proceeds to us of approximately $66,300.

January 2002 Convertible Debentures

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

Other

          In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best effort basis. In March 2000, the Securities and Exchange Commission declared our related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, the date of expiration of this agreement, we had raised approximately $19.2 million in additional capital, net of fees. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, chairman of Viragen and a director of Viragen International, serves as chairman of Fundamental Management Corporation. From January 2002 through June 30, 2003, we raised an additional $2.6 million through the issuance of approximately 3.54 million shares of its common stock and warrants to purchase 177,051 shares of common stock to a series of institutional investors. The warrants carry a term of 3 years and are exercisable at prices ranging from $0.74 to $0.91 per share. During the fiscal year ended June 30, 2003, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 314,429 common stock purchase warrants with exercise prices ranging from $0.1725 to $0.76. The exercise prices on these warrants are subject to adjustment downward depending upon future equity transactions.

          Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing is necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility which is also located in Umea, Sweden. The need for the renovation of our owned facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed by the first quarter of 2004. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

          We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional funding.

          While subject to significant limitation, Viragen at June 30, 2003, has available approximately $52 million in net tax operating loss carryforwards expiring between 2004 and 2022, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenue during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

          We estimate that we will require funding of approximately $25 million over the next two years. These funds would be used to fund operations including clinical trials. We will also use planned future funding for continued product development, general working capital purposes, including administrative support functions, and possible equity investments in businesses complementary to our operations.

Results of Operations

2003 Compared to 2002

Product sales and cost of sales

          As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales have been for the sale of bulk product (semi-purified) to a customer in Italy, Alfa Wasserman, under a contractual arrangement, which has expired. For the fiscal year ended June 30, 2003, bulk product sales totaled approximately $288,000 or approximately 54% of total product sales. Product sales for the nine months ended June 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

          For the fiscal year ended June 30, 2003, product sales totaled approximately $631,000 compared to product sales of approximately $1,275,000 for the fiscal year ended June 30, 2002. The decrease in product sales of approximately $644,000 for the twelve months ended June 30, 2003 are primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which has expired. Prior year’s results of operations for the twelve months ended June 30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001.

          Cost of sales and excess/idle production costs totaled approximately $1,283,000 for the fiscal year ended June 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of reduced production levels.

Research and Development Costs

          Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2003 totaled approximately $3,207,000, a decrease of approximately $1,725,000 when compared to the previous fiscal year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,520,000, and a decrease in consulting fees related to oncology projects totaling approximately $300,000. These decreases were partially offset by an increase in contracted research and development totaling approximately $112,000 related to our avian transgenics project.

          We expect our overall research and development costs to decrease as we focus our efforts on containing costs and directing resources to priority programs. We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional funding.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $7,222,000 for the fiscal year ended June 30, 2003 compared to approximately $7,041,000 for the preceding fiscal year. This increase of $181,000 is mainly attributed to additional expenses incurred by our Swedish subsidiary of approximately $344,000, which was acquired in September 2001. Prior year’s results of operations for the twelve months ended June 30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001. Also contributing to the increase in selling, general and administrative expenses for the twelve months ended June 30, 2003 were increases in payroll related expenses, consulting fees, insurance expense and royalties expense at our Florida headquarters totaling approximately $557,000, $153,000, $152,000 and $88,000, respectively. These increases were partially offset by a decrease in legal fees at our Florida headquarters totaling approximately $1,318,000. This decrease in legal fees reflected the termination of litigation with AviGenics conducted primarily in fiscal 2002.

          We expect our overall selling, general and administrative expenses to decrease in the foreseeable future as a result of cost cutting efforts to reduce overall administrative expenses, which will be partially offset by additional costs related to the commercialization of Multiferon. Our successful commercialization of Multiferon will require additional marketing and promotional activities which is dependent upon our ability to raise significant additional funding.

Amortization of Intangible Assets

          Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2003, amortization of intangible assets totaled approximately $184,000.

Interest and Other Income

          The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our facility in Scotland and gains or losses on foreign exchange, and gains or losses on the disposal of property and equipment. Interest and other income totaled approximately $401,000 for the fiscal year ended June 30, 2003, representing an increase of approximately $67,000 when compared to the same period of the preceding year. This increase is attributed to additional grant and sublease income totaling approximately $313,000 and $36,000 for the twelve months ended June 30, 2003, respectively. However, this increase was partially offset by reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $146,000 and a decrease in gains on foreign exchange totaling approximately $138,000.

Interest Expense

          Interest expense for the twelve months ended June 30, 2003 totaling approximately $8,007,000 primarily represents non-cash interest expense on our convertible debentures of approximately $7.8 million for the fiscal year ended June 30, 2003. This non-cash expense consists of amortization of deferred financing costs and amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature. Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 10.60%.

Income Tax Benefit

          We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2003, income tax benefit totaled approximately $61,000, a decrease of approximately $807,000 when compared to the same period of the previous fiscal year. This decrease is primarily attributed to the absence of tax credits from research and development activities in Scotland totaling approximately $810,000 for the year ended June 30, 2002. Income tax benefit for the fiscal year ended June 30, 2003 is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $544,000 as of June 30, 2003 all of which is related to our developed technology intangible asset acquired in September 2001.

          Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2003, we had a net operating loss carry forward of approximately $52 million for U.S. federal income tax purposes.

2002 Compared to 2001

Product sales and cost of sales

          As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon. For the fiscal year ended June 30, 2002 product sales totaled approximately $1,275,000. Approximately 81% of these product sales were from the sale of bulk product (semi-purified) to Alfa Wasserman, located in Italy, under a contractual arrangement.

Research and Development Costs

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

Selling, General and Administrative Expenses

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

Amortization of Intangible Assets

          Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001consisting of developed technology and a customer contract. For the fiscal year ended June 30, 2002, amortization of intangible assets totaled approximately $156,000. There was no amortization of intangibles assets during fiscal 2001.

Interest and Other Income

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

          For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the CD55 project totaling approximately $144,000, $298,000 and $258,000, respectively. Since the date of inception of this project, we have incurred approximately $700,000 in research and development costs.

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

          For the fiscal year ended 2003 we incurred costs related to the IEP 11 project totaling approximately $85,000. Since the date of inception of this project, we have incurred approximately $85,000 in research and development costs.

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

          For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the R24 project totaling approximately $598,000, $629,000 and $218,000, respectively. Since the date of inception of this project, we have incurred approximately $1,538,000 in research and development costs.

          Based on ongoing laboratory results, and our recent cost cutting program, further development of this project has been put on hold pending further review of compiled data.

Notch-1 Monoclonal Antibody

          Under a worldwide exclusive license from the U.S. National Institutes of Health (NIH), we were researching the clinical applications of a monoclonal antibody that recognizes the Notch-1 protein. Binding of the antibody to the protein signals the immune response to activate lymphocytes, modulating immunity. The antibody may also be useful in adjuvant therapies. During fiscal 2003, we suspended research and related expenditures on this project to explore scientific issues related to the license form the NIH. Subsequent to our fiscal year end, we terminated the license.

          For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the Notch-1 project totaling approximately $2,000, $586,000 and $497,000, respectively. Since the date of inception of this project, we have incurred approximately $1,085,000 in research and development costs.

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

          For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the avian transgenics project totaling approximately $949,000, $778,000 and $477,000, respectively. Since the date of inception of this project, we have incurred approximately $2,204,000 in research and development costs.

          We estimate that we may be able to begin commercialization of our avian transgenics technology during calendar year 2004. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. There can be no assurance as to if, or when, this target will be met. Additional costs to be incurred through commercialization are estimated at $1.5 million to $2.5 million. Future material net cash inflows, if any, are not reasonably certain and are not determinable at this time. This is a new technology and there is no precedent to be used to estimate the size of the potential market or the demand for this technology.

          The completion of all of the above research and development projects is dependent upon our ability to raise significant additional funding or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

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

          During fiscal year 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of June 30, 2003 the U.S. dollar has lost approximately 7.67% and 14.39% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the U.S. dollar has resulted in greater operating expenses, revenues, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

          We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which did not participate in the adoption of the Euro.

Item 8. Financial Statements and Supplementary Data

          The response to this item is submitted as a separate section to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          Not applicable.

Item 9a. Controls and Procedures

          Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, the implementation of controls and procedures does not assure that appropriate information will, in fact, be communicated to management to allow those timely decisions to be made. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

          There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

			Served as
		Position with the	Officer and/or
Name	Age	Company	Director Since	Class

Robert C. Salisbury	59	Chief Executive Officer	2003	A
		President	2003
		Director	1998
Dennis W. Healey	55	Chief Financial Officer	1980
		Treasurer	1980
		Director	1984	B
		Executive Vice President	1993
		Secretary	1994
Melvin Rothberg	56	Executive Vice President	1999
Carl N. Singer	87	Chairman of the Board	1997	C
Charles J. Simons	85	Director	1998	A
Douglas Lind	43	Director	2002	B
Gerald Smith	72	Director	1993	C
C. Richard Stafford	67	Director	2003	C
Nicholas M. Burke	31	Controller	2001

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

          At each annual meeting of stockholders, directors for the respective class whose term has expired will be elected. The directors chosen to succeed those whose terms have expired will be elected to hold office for a term to expire at the third ensuing annual meeting of stockholders after their election, and until their respective successors are elected and qualified. Terms of our directors expire as follows:

•	class A—after our 2004 annual meeting of stockholders;

•	class B—after our 2005 annual meeting of stockholders; and

•	class C—after our 2003 annual meeting of stockholders

          Robert C. Salisbury was appointed chief executive officer and president of Viragen in January 2003. Mr. Salisbury has been a director of Viragen since December 1998 and serves on the executive and compensation committees. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He also served as a vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998. Mr. Salisbury also serves as president and a director of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, a fund managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock.

          Dennis W. Healey is a certified public accountant. He was appointed chairman of the board and chief executive officer on April 13, 1993. In June 1994, Mr. Healey relinquished his position as chairman of the board. In July 1994, he relinquished the position of chief executive officer. Upon Gerald Smith becoming president in May 1993, Mr. Healey became executive vice president. He has served as chief financial officer and treasurer since 1980. Mr. Healey was appointed secretary in 1994. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen International, Inc.

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

          Carl N. Singer was elected a director in August 1997 and currently serves as chairman of the board of directors and chairman of the executive committee. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, a fund managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as chairman of the board, chief executive officer, president and director of Viragen International, Inc.

          Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairman of the audit and finance committee and the compensation committee, and serves on the executive committee of the board of directors. In addition, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Mr. Simons is also a director of Diasa Inc., Excalibur Corporation and Preferred Care Partners. In addition, Mr. Simons is an investor in Active Investors II, a fund managed by Fundamental Management Corporation. During fiscal 2000, Active Investors II invested a total of $2,000,000 in Viragen in two separate transactions, in exchange for 1,800,016 shares of our common stock.

          Douglas Lind served as our senior advisor for corporate strategy from June 2002 through June 2003. On, June 15, 2003, Dr. Lind entered into a consulting agreement with Viragen. Dr. Lind has been a director of Viragen since June 2002. Douglas Lind formerly served as Senior Biotechnology Analyst for the brokerage firms of Morgan Stanley from 1997 through 2002 and Paine Webber from 1995 to 1997. Previously he was Managing Director and Founder of Lind & Co., a Boston-based biotechnology investment research firm serving institutional clients, which he founded in 1991. From 1990 to 1992, he was a practicing physician in Brookline, Massachusetts and served as an attending physician at St. Elizabeth’s Hospital in Boston, a major teaching affiliate of Tufts University School of Medicine, where he completed his clinical residency in Internal Medicine. Dr. Lind has served on numerous national health policy bodies.

          In January 2003, Gerald Smith resigned his positions as chairman of the board, chief executive officer and president of Viragen and Viragen International. Mr. Smith continues to serve as a director of Viragen and Viragen International.

          C. Richard Stafford was appointed to the board of directors in June 2003. He currently serves a member of the audit and finance committee. From 1977 to 2001, Mr. Stafford was vice president responsible for worldwide mergers and acquisitions for Carter-Wallace, Inc., a former New York Stock Exchange listed international pharmaceutical, diagnostics, and toiletries company. From 1974 to 1977, Mr. Stafford was president of Caithness Corporation, an oil, gas and mineral exploration firm. From 1971 to 1974, he served as a vice president of corporate finance at the global investment banker, Bear Stearns. Mr. Stafford also served as director of corporate development of the Bristol-Myers Company from 1966 to 1971, and as an associate at Milbank, Tweed, Hadley & McCloy from 1960 to 1965. He is a cum laude graduate of Harvard College and a graduate of Harvard Law School.

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

     In June 2003, Brian King resigned his position as director of Viragen and a member of the audit and finance committee due to personal reasons. In September 2000, Robert H. Zeiger resigned his position as a director of Viragen and member of the executive committee. His resignation was due to health reasons. Sidney Dworkin, Ph.D., a director of Viragen and member of the audit and finance committee died on October 17, 2000. During September 2001, Jose I. Ortega resigned his position as controller of Viragen and Viragen (Europe). In April 2002, Mr. Abraham E. Cohen resigned his position as a director of Viragen to avoid the appearance of a conflict of interest as a result of his acceptance of a new directorship. In June 2002, Mr. E. Donald Shapiro resigned his position as a director of Viragen due to personal reasons. In September 2002, D. Magnus Nicolson resigned his positions as Chief Operating Officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland). In September 2002, Peter D. Fischbein resigned his position as a director of Viragen due to a pontential of a conflict of interest as a result of his directorship with Medicore, Inc., the Company’s former parent. Viragen had entered into litigation with Medicore over a disputed royalty agreement. This litigation was settled in July 2003.

     During fiscal 2003, Viragen’s board of directors met on six occasions. Viragen has an executive committee, an audit and finance committee, a compensation committee and a nomination committee.

     Two members of our board of directors, Mr. Simmons and Mr. Stafford, receive compensation of $2,000 per board meeting. These members have elected to receive this compensation in the form of Viragen common stock in lieu of cash.

Executive Committee

     The executive committee acts for the full board during intervals between board meetings, except on matters which by law may not be delegated. The executive committee will meet as necessary. All actions by the committee are reported at the next board of directors meeting. During fiscal 2003, the executive committee met on nine occasions. The executive committee consists of Carl N. Singer (chairperson), Robert C. Salisbury and Charles J Simons.

Audit and Finance Committee

     The audit and finance committee of the Viragen, Inc. board of directors was organized in February 1998. It is composed of two independent directors and one non-independent director and operates under a written charter adopted by the board of directors in July 2000. The committee members are Charles J. Simons (chairperson), C. Richard Stafford, and Robert C. Salisbury. While Mr. Salisbury is serving in the position of Chief Executive Officer, Mr. Salisbury is not an employee of Viragen and his financial expertise and pharmaceutical experience was considered extremely desirable to the functioning of the audit and finance committee. As a result, the board approved Mr. Salisbury to serve as the one non-independent member of the audit and finance committee consistent with American Stock Exchange guidelines.

     Brian King and Peter D. Fischbein were also members of the audit and finance committee until their resignations as directors of Viragen in June 2003 and September 2002, respectively. During fiscal 2003, the audit and finance committee met on six occasions.

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

     In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements be included in Viragen’s annual report on Form 10-K for the year ended June 30, 2003, for filing with the Securities and Exchange Commission.

     Two members of our audit and finance committee, Charles J. Simmons and C. Richard Stafford, receive compensation of $1,000 per audit and finance committee meeting. Mr. Simmons, as chairperson of the audit and finance committee, receives compensation of $36,000 annually for this function. Mr. Simmons and Mr. Stafford have elected to receive this compensation in the form of Viragen common stock in lieu of cash.

Compensation Committee

     The compensation committee provides overall guidance for officer compensation programs, including salaries and other forms of compensation including all employee stock option grants and warrant grants to non-employees. The compensation committee consists of Charles J. Simons (chairperson) and Robert C. Salisbury.

     Audit and Finance Committee and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Currently, there are three members of the audit and finance committee and two members of the compensation committee. A majority of the audit and finance committee are outside directors.

Item 11. Executive Compensation and Employment Agreements

     The following table includes information concerning the compensation and employment agreements of the chief executive officer of Viragen and the four other most highly compensated executive officers as of June 30, 2003.

Summary Compensation Table

					Long Term Compensation

					Awards		Payouts

						Securities
		Annual Compensation			Restricted	Underlying
					Stock	Options/
Name and	Fiscal			Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)

Robert C. Salisbury	2003	$—	$—	$—	$—	350,000	$—	$—
CEO and President	2002	—	—	—	—	—	—	—
	2001	—	—	—	—	—	—	—
Dennis W. Healey	2003	$252,000	—	—	—	—	—	—
Exec. V.P., Treasurer,	2002	252,000	—	—	—	350,000	—	—
CFO and Director	2001	252,000	—	—	—	150,000	—	—
Melvin Rothberg	2003	$181,500	—	—	—	—	—	—
Exec. V.P.	2002	175,373	—	—	—	50,000	—	—
	2001	172,500	—	—	—	—	—	—
Gerald Smith	2003	$189,583	—	—	—	—	—	170,000
Former Chairman of the	2002	325,000	—	—	—	1,050,000	—	—
Board, CEO and President	2001	296,333	—	—	—	850,000	—	—
D. Magnus Nicolson	2003	$31,000	—	—	—	—	—	—
Former COO	2002	172,500	—	—	—	—	—	—
	2001	170,000	—	—	—	—	—	—

Employment Agreements

     Robert C. Salisbury was appointed chief executive officer and president of Viragen on January 31, 2003. Mr. Salisbury has been a director of Viragen since December 1998. Mr. Salisbury has not entered into an employment agreement with Viragen nor does he receive a salary from the Company. On February 7, 2003, Mr. Salisbury was granted an option to purchase 350,000 shares of common stock at $0.11 per share. The option vests one-half upon grant and one-half upon the first anniversary of the grant date. The option is exercisable for five years from vest date.

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

     On February 14, 2003, Mr. Healey executed an addendum to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock. On March 1, 2003, Mr. Healey again executed an amendment to his employment agreement which provided for the payment of 75% of his salary in the form of shares of Viragen common stock.

     On March 1, 2003, Mr. Healey’s employment agreement was automatically renewed for one year pursuant to the provisions in his March 1, 2001 agreement.

     On June 30, 2003, Mr. Healey executed an addendum to his employment agreement whereby his annual salary of $252,000 was reduced to $200,000.

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

     On February 14, 2003, Mr. Rothberg executed an addendum to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock which continued through June 30, 2003.

     On July 1, 2003, Mr. Rothberg’s employment agreement was automatically renewed for one year pursuant to the provisions in his July 1, 2001 agreement.

     On March 1, 1999, Gerald Smith entered into a two-year employment agreement with Viragen. The agreement provided for:

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

     In January 2003, Mr. Smith resigned his positions as chairman, president and chief executive officer of Viragen, Inc. and Viragen International. Upon his resignation, Mr. Smith received a one time payment of $170,000. Mr. Smith also entered into a one-year consulting agreement related to our avian transgenics program. This agreement provides for annual compensation of $155,000, health insurance and automobile related expenses. Mr. Smith remains a director of Viragen, Inc. and Viragen International.

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

     In September 2002, Dr. Nicolson resigned his positions as chief operating officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland). His common stock purchase options expired 90 days subsequent to his resignation.

Option/SAR Grants in Last Fiscal Year

     The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2003 to each person named in the Summary Compensation Table.

Potential
	Individual Grants				Realized Value at
Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%

Robert C Salisbury	350,000	54.4%	$0.11	2/07/08	12,250	26,250
Dennis W. Healey	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—
Gerald Smith	—	—	—	—	—	—
D. Magnus Nicolson	—	—	—	—	—	—

Option Exercises and Holdings

     The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2003 by each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2003 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at FY End (#)		Options at FY End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert C Salisbury	—	$ —	175,000	175,000	$22,750	$22,750
Dennis W. Healey	—	—	500,000	—	—	—
Melvin Rothberg	—	—	275,000	—	—	—
Gerald Smith	—	—	2,900,000	—	—	—
D. Magnus Nicolson	—	—	—	—	—	—

EQUITY COMPENSATION PLAN INFORMATION

     The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2003, consisting of the 1995 Stock Option Plan and the 1997 Stock Option Plan, as amended.

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants, and rights	warrants, and rights	securities reflected in column (a)

Equity compensation plans approved by security holders	4,647,500	$1.21	461,100
Equity compensation plans not approved by security holders	3,153,500	1.86	—

Total	7,801,000		461,100

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

     Options granted under either the 1995 or the 1997 stock option plans may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the plans also include a reload option provision. This provision permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option, which is granted under a plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors, the audit and finance committee or the compensation committee determine the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen’s common stock, no plan option may be exercisable more than five years after the date of the grant.

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

     As of September 19, 2003, there were approximately 153,000 and 308,000 options available under the 1995 and 1997 stock option plans, respectively.

Other Option Grants

     On February 7, 2003 and June 25, 2003, Viragen granted options to purchase an aggregate 35,000 shares of common stock to three directors. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates, at prices ranging from $0.11 to $0.27 per share. The options were allocated, as follows:

•	C. Richard Stafford—25,000 shares;

•	Charles J. Simons—5,000 shares; and

•	Carl N. Singer—5,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table shows certain information known to us regarding Viragen’s common stock beneficially owned at September 19, 2003, by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen’s common stock,

•	each of Viragen’s directors, and

•	all officers and directors as a group.

     Under securities law, a person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days.

     This table is based upon 284,332,580 shares of common stock outstanding at September 19, 2003, and does not give effect to:

•	the issuance of up to 59,250,615 shares that would be issued in the event outstanding options and warrants are exercised and upon the conversion of convertible stock or debt, except with respect to beneficial ownership of shares attributed to the named person.

			Common Shares
			Beneficially Owned
	Number of
	Shares	Percent		Acquirable
	Beneficially	of		Within
Name of Beneficial Owner	Owned	Class	Currently	60 days

Robert C. Salisbury	215,000	*	30,000	185,000
Dennis W. Healey	1,525,647	*	1,025,647	500,000
Carl N. Singer	4,244,341	1.5%	3,886,841	357,500
Douglas Lind	465,119	*	215,119	250,000
Gerald Smith	2,917,000	1.0	17,000	2,900,000
Charles J. Simons	69,478	*	56,978	12,500
C. Richard Stafford	12,500	*	—	12,500
Officers and Directors as a group (9 persons)	9,888,083	3.4	5,295,583	4,592,500

*	less than 1%

     The beneficial ownership figures include 3,736,341 shares of common stock held by Fundamental Management Corporation, a Florida-based institutional investment fund, which have been attributed to Carl N. Singer. Mr. Singer is the chairperson of Fundamental Management Corporation. Mr. Salisbury is president and a director of Fundamental Management Corporation. Mr. Salisbury and Mr. Simons are investors in a fund managed by Fundamental Management Corporation.

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

     To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Stock Price Performance Graph

     The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 1998 through June 30, 2003, with the cumulative total return on the AMEX Composite Index and the NASDAQ Biotechnology Index.

Item 13. Certain Relationships and Related Transactions

     Carl N. Singer and Dennis W. Healey, who are principal officers of Viragen, also serve as the principal officers of Viragen International, Inc.

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

     In June 2003, we entered into a consulting agreement with Dr. Douglas Lind, a director of Viragen, upon the expiration of his employment agreement. This agreement provides for annual compensation of $60,000. The agreement does not contain a fixed term. However, either Viragen or Dr. Lind have the option to terminate the agreement for any reason upon 90 days written notice. Under the agreement, Dr. Lind has been engaged to consult with management on a variety of scientific and biopharmaceutical market issues. The consulting agreement also provides for additional non-equity compensation for Dr. Lind’s assistance in the facilitation of potential financing transactions, corporate collaborations or partnerships and merger and acquisition activity. For his consulting services, we issued Dr. Lind 250,000 common stock purchase warrants exercisable at $0.26 per share for a period of five years. We recognized non-cash compensation expense of $52,500 in connection with grant of these warrants. Concurrent with his entering into the consulting agreement and the issuance of the related common stock purchase warrants, Dr. Lind surrendered 275,000 common stock purchase options granted during the term of his expired employment agreement.

     From February 2003 through June 2003, Dennis W. Healey, chief financial officer, Melvin Rothberg, executive vice president, and Dr. Lind consented to modify their employment agreements so as to receive 20% of their compensation in the form of restricted common shares, valued at market on each pay period. In March 2003, Mr. Healey consented to increase the amount of his compensation paid in restricted common stock shares to 75%. These contract modifications ran through June 30, 2003. As of June 30, 2003 we had issued 610,647 shares to Mr. Healey, 140,698 shares to Mr. Rothberg and 185,119 shares to Dr. Lind based upon these contract modifications.

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

     On September 1, 1998, Gerald Smith and Dennis W. Healey each exercised 250,000 options to purchase Viragen common stock. Both exercised their options through the issuance of promissory notes payable to Viragen totaling $300,000. Mr. Smith and Mr. Healey also entered into related pledge and escrow agreements. The promissory notes carried an interest rate of 5.47%, payable semi-annually, and were secured by the underlying common stock purchased. The purchased shares were being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Smith paid $100,000 of the principal on his promissory note, plus related interest, during January 2000. During March 2000, Mr. Healey paid-in-full the $150,000 principal plus related interest on his promissory note. Viragen released the collateral on the two promissory notes. In January 2003, Mr. Smith, paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest. Following this payment by Mr. Smith, there are no outstanding notes receivable from any currently serving officers or directors.

     Peter Fischbein, a former director, exercised options to purchase 200,000 shares of Viragen common stock at $0.50 per share on October 8, 1998. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. The promissory note bears interest at 5.06%, payable semi-annually, and is secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 25,000 shares of Viragen common stock at $0.50 per share through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bears interest at 6.46%. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements.

     During May 1999, Charles F. Fistel, a former officer, exercised options totaling 410,000 shares. These options were all exercised through the issuance of promissory notes payable to Viragen totaling $145,000, and related pledge and escrow agreements. The promissory notes bear interest at 5.15%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed common shares were released to Mr. Fistel upon receipt of his payment. The outstanding balance on these notes as of June 30, 2003 totaled approximately $115,000 plus accrued interest. On June 30, 2003, we reserved the uncollaterized portion of these notes totaling approximately $47,000, based on the closing price of our stock on that date.

     On February 7, 2000, the board of directors voted to modify the terms of an option to purchase one million shares of common stock at $0.50, which had been granted to Mr. Smith, Viragen’s president, during October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of $941,000 relating to this modification.

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

     Active Investors Ltd. II could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $1.00 per share. They also received a warrant to purchase 100,000 common shares. The warrants which were exercisable at $2.00 per share expired February 17, 2003. This note was converted into 1,015,716 shares of common stock, which included $35,400 in interest on June 30, 2000.

     Active Investors Ltd. II has also participated as an investor under the shelf registration on Form S-3 dated March 21, 2000 (File No. 333-32306). Active Investors Ltd. II invested $1,000,000 in exchange for 784,300 shares of our common stock.

     Mr. Robert Salisbury, our president and chief executive officer, also serves as president, director and investor in Fundamental Management Corporation which manages the Active Investors II fund. Mr. Charles Simons, a director of Viragen, is an investor in the Active Investors II fund.

     Commencing in March 2000, Mr. Singer is receiving $100,000 per year for his services as a director and chairperson of the executive committee. He receives no other director fees. In addition, for these services on March 14, 2000, Mr. Singer was granted an option to acquire 100,000 shares of common stock. The option provides for:

•	an exercise price of $3.75 per share,

•	are exercisable for 5 years from the vesting date,

•	33,333 shares exercisable on the grant date; 33,333 shares on the first anniversary of the grant date and 33,334 shares on the second anniversary of the grant date.

     During fiscals 2003, 2002 and 2001, Mr. Simons received $36,000 as compensation for serving as chairman of the audit and finance committee.

     During October 2000, Sidney Dworkin, a former director of Viragen, exercised 100,000 options to purchase Viragen common stock. The options were exercised through the issuance of a promissory note payable to Viragen totaling $50,000. Mr. Dworkin also entered into related pledge and escrow agreements. The promissory note carried an interest rate of 6.00%, payable semi-annually, and was secured by the underlying common stock purchased. Mr. Dworkin paid-in-full the principal on his note during October 2002, and the escrowed shares were released.

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

PART IV

Item 14. Exhibits and Reports on Form 8-K

          (a) The following is a list of documents filed as part of this annual report.

Exhibit
Number	Description

3.	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation and By-Laws (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

3.2	Certificate of Amendment of Certificate of Incorporation dated September 11, 1986 (incorporated by reference to Viragen’s registration statement on Form S-2 dated October 24, 1986, File No. 33-9714).

3.3	Certificate of Amendment of Certificate of Incorporation dated April 8, 1987 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.4	Certificate of Amendment of Certificate of Incorporation dated May 11, 1993 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.5	Certificate of Amendment of Certificate of Incorporation dated February 28, 1997 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation dated July 2, 1997 (incorporated by reference to Viragen’s current report on Fort 8-K dated April 17, 2000, filed on April 13, 2000).

3.7	Certificate of Amendment of Certificate of Incorporation dated October 4, 1999 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.8	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001.

3.9
Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (incorporated by reference to the company’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003).

3.10	Certificate of Amendment to Certificate of Incorporation dated June 25, 2003 (incorporated by reference to the company’s registration statement on Form S-3 dated June 26, 2003, File No. 333-106536).

4.	Instruments defining the rights of security holders, including indentures.

4.1	Form of common Stock Certificate (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

4.2	Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4).

4.3	Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15.

4.4	1995 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed June 9, 1995).

4.5	1997 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement of Form S-8 filed April 17, 1998).

4.6	Subscription Agreement between Active Investors Ltd. II and Viragen, Inc. dated February 18, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.7	Loan and Escrow Agreement between AMRO International, S.A. and Viragen, Inc. dated March 1, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.8	Common Stock Purchase Warrant issued to Equitable Equity Lending, Inc. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.9	Common Stock Purchase Warrant granted to Girmon Investment Co., Limited dated December 21, 1998 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

Exhibit
Number	Description

4.10	Common Stock Purchase Warrant granted to Robert Keller, M.D. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.11	Common Stock Purchase Warrant granted to David W. Kirchembaum dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.12	Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.13	Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.14
Form of Common Stock Purchase Warrants granted to Pablo A. Guzman, M.D. between April 2, 1998 and November 4, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.15	Common Stock Purchase Warrant granted to Dunwoody Brokerage Services, Inc. dated December 28, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.16	Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.17	Common Stock Purchase Warrant granted to Cameron Associates, Inc. dated January 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.18	Common Stock Purchase Warrant granted to Nassau Securities, Int’l. dated April 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.19	Stock Option Agreement between Viragen, Inc. and Gerald Smith dated February 7, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

10.	Material contracts.

10.1
Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, File No. 2-89390, dated February 10, 1984 (“Medicore’s S-1”), Part II, Item 16(a)(10)(xxxiii)).

10.2	License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, Part II, Item 16(a)(10)(xxxiv)).

10.3	Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K, Item 7(c)(i)).

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

10.7	Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix)).

10.8
Marketing and Management Services Agreement between the Company and Cytoferon Corp. dated August 18, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xxiii)).

10.9	Agreement for Sale of Stock between Cytoferon and the Company dated November 19, 1993 (incorporated by reference to the Company’s June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxiv)).

10.10	Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxii)).

Exhibit
Number	Description

10.11	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxvi)).

10.12
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

10.18	Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.19	Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.20	Dennis W. Healey Pledge and Escrow Agreement for 200,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.21	Dennis W. Healey Pledge and Escrow Agreement for 50,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.22	Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998.

10.23	Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.24
Purchase Agreement between the Registrant, the Isosceles Fund and Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Amendment No. 1 to Registration Statement on Form S-3 filed on June 21, 1999, File No. 333-75749).

10.25	8% Redeemable Convertible Promissory Note to the Isosceles Fund dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.26
8% Redeemable Convertible Promissory Note to Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.27	Common Stock Purchase Warrant issued to the Isosceles Fund Dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.28
Supply and Distribution Agreement between Viragen and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.29	Employment Agreement between Viragen and Gerald Smith dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

Exhibit
Number	Description

10.30	Employment Agreement between Viragen and Dennis W. Healey Dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.31	Memorandum of Agreement between the Isosceles Fund and the Company dated March 17, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.32	Letter of Intent between the Company and Drogsan Healthcare Dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

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

10.37
Employment Agreement, Stock Option Agreement between Viragen (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No 333-75749).

10.38	Promissory Note and Mortgage and Security Agreement dated August 10, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.39	Mortgage and Security Agreement dated November 3, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

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

10.42	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.43
Employment Agreement, Stock Option Agreement between Viragen and Dennis W Healey dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

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

10.46	Option Agreement between Geron Corporation and Viragen, Inc. Dated May 14, 2001 (incorporated by reference to Viragen’s Form S-3 registration statement filed June 18, 2001, File No. 333-63246).

10.47	Consulting Agreement between Viragen and Robert C. Salisbury dated May 23, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

Exhibit
Number	Description

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

10.57
Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.58
Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.59
Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.60
Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.61
Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.62
First Amendment dated February 27, 2003 to the Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.63
Secured Convertible Debenture between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

Exhibit
Number	Description

10.64
Secured Convertible Debenture between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No 333-103593)

10.65
Stock Purchase Warrant between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No 333-103593)

10.66
Stock Purchase Warrant between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.67
Consulting Agreement between Viragen, Inc. and Gerald Smith dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.68
Common Stock Purchase Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.69
Registration Rights Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.70
Form of Common Stock Purchase Warrant dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.71
Securities Purchase Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.72
Form of Secured Convertible Debenture for Securities Purchase Agreement dated April 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.73
Form of Stock Purchase Warrant for Securities Purchase Agreement dated April 16, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.74
Registration Rights Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.75
Additional Funding Agreement dated May 8, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.76
Additional Funding Agreement dated May 13, 2003 between Viragen, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on May 30, 2003, File No. 333-105668)

10.77
Secured Promissory Note dated August 6, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.78
Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.79
Form of Stock Purchase Warrant for Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

Exhibit
Number	Description

10.80
Securities Purchase Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.81
Form of Secured Convertible Debenture for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No 333-107176)

10.82
Form of Stock Purchase Warrant for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No 333-107176)

10.83
Registration Rights Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.84
Letter dated June 1, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.85
Addendum to employment agreement with Dennis W. Healey dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.86
Addendum #2 to employment agreement with Dennis W. Healey dated March 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.87
Addendum to employment agreement with Douglas D. Lind, M.D. dated February 14, 2003(incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.88
Addendum to employment agreement with Melvin Rothberg dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.89
Officers and Directors Alternative Stock Compensation Plan (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.90
Douglas D. Lind, M.D. Common Stock Purchase Warrant agreement dated June 16, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.91
Toni Vallen Common Stock Purchase Warrant agreement dated August 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Certified Public Accountants.*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN, INC.

By:
/s/ Robert C. Salisbury

Robert C. Salisbury
President and Chief Executive Officer
Dated: September 26, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert C. Salisbury Robert C. Salisbury	President and Chief Executive Officer	September 26, 2003

/s/ Carl N. Singer Carl N. Singer	Director, Chairman of the Board and Chairman of the Executive Committee	September 25, 2003

/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, Director and Secretary	September 26, 2003

/s/ Charles J. Simons Charles J. Simons	Director, Chairman of the Audit and Finance Committee and Chairman of the Compensation Committee	September 25, 2003

/s/ Douglas Lind Douglas Lind	Director	September 25, 2003

/s/ C. Richard Stafford C. Richard Stafford	Director	September 25, 2003

/s/ Gerald Smith Gerald Smith	Director	September 26, 2003

/s/ Nicholas Burke Nicholas Burke	Controller and Principal Accounting Officer	September 25, 2003

FORM 10-K – ITEM 8

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

          We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida
September 9, 2003, except for Note R
as to which the date is September 29, 2003

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$5,942,501	$765,861
Accounts receivable	105,334	349,965
Inventories	3,311,583	1,866,568
Prepaid expenses	256,778	399,626
Other current assets	633,637	1,152,133

Total current assets	10,249,833	4,534,153
Property, plant and equipment
Land, building and improvements	3,524,076	3,254,701
Equipment and furniture	5,461,096	5,022,695
Construction in progress	551,493	375,373

	9,536,665	8,652,769
Less accumulated depreciation	(3,552,117)	(2,678,299)

	5,984,548	5,974,470
Goodwill	9,678,302	8,460,940
Developed technology, net	1,869,122	1,765,618
Other intangible assets, net	—	50,619
Deposits and other assets	85,612	10,804

	$27,867,417	$20,796,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,666,769	$1,583,333
Accrued expenses and other liabilities	996,399	1,081,079
Convertible debentures	4,051,762	711,982
Lines of credit and short term borrowings	999,192	1,294,904
Current portion of long-term debt	60,421	72,374

Total current liabilities	7,774,543	4,743,672
Royalties payable	107,866	107,866
Long-term debt, less current portion	1,124,335	1,023,948
Minority interest in subsidiaries	2,596,269	2,845,616
Deferred tax liability	544,196	604,882
Commitments and Contingencies
Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value.
Authorized 375,000 shares; issued and outstanding 2,650 shares.
Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value. Authorized 700,000,000 shares at June 30, 2003 and 150,000,000 at June 30, 2002; 258,586,656 issued and outstanding at June 30, 2003; 104,831,855 issued and 103,986,578 outstanding at June 30, 2002	2,585,866	1,048,317
Capital in excess of par value	112,922,621	96,197,939
Treasury stock, no shares at June 30, 2003 and 845,277 shares at June 30, 2002, at cost	—	(1,277,613)
Accumulated deficit	(102,290,549)	(84,939,213)
Accumulated other comprehensive income	2,499,620	656,237
Notes due from directors	—	(217,697)

Total stockholders’ equity	15,720,208	11,470,620

	$27,867,417	$20,796,604

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2003	2002	2001

Product sales	$630,785	$1,275,264	$—
Costs and expenses
Cost of sales	1,283,348	909,753	—
Research and development	3,206,933	4,931,959	7,088,199
Selling, general and administrative	7,221,528	7,041,376	5,316,842
Amortization of intangible assets	183,534	155,804	—
Interest and other income	(400,589)	(333,130)	(717,567)
Interest expense	8,007,097	1,444,016	23,470

Loss before income taxes and minority interest	(18,871,066)	(12,874,514)	(11,710,944)
Income tax benefit	60,686	867,992	—
Minority interest in loss of subsidiaries	1,461,694	917,690	703,135

NET LOSS	(17,348,686)	(11,088,832)	(11,007,809)
Deduct required dividends on convertible preferred stock, Series A	2,650	2,650	2,650

LOSS ATTRIBUTABLE TO COMMON STOCK	$(17,351,336)	$(11,091,482)	$(11,010,459)

BASIC AND DILUTED NET LOSS PER COMMON SHARE, after deduction for required dividends on convertible preferred stock	$(0.12)	$(0.11)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	143,938,027	100,415,708	95,116,909

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred			Capital
	Stock,	Common Stock		in Excess	Treasury Stock
	Series A	Shares	Amount	of Par Value	Shares	Amount

Balance at June 30, 2000	$2,650	90,552,125	$913,972	$75,408,262	845,277	$(1,277,613)
Net loss
Foreign currency translation adjustment

Comprehensive loss:
Private placement of common stock, net		7,786,825	77,868	9,436,986
Exercise of compensatory common stock options and warrants		608,280	6,083	453,027
Exercise of compensatory common stock options with promissory notes		200,000	2,000	98,000
Compensation expense on stock options and warrants				513,533
Consulting fees paid with common stock		266,667	2,667	334,833
Capital contribution to Viragen International				(945,128)
Exercise of Viragen International common stock options				504
Dividend on Series A preferred stock
Accrued interest income on director’s notes

Balance at June 30, 2001	$2,650	99,413,897	$1,002,590	$85,300,017	845,277	$(1,277,613)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Notes
	Accumulated	Comprehensive	Due From
	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 2000	$(62,837,272)	$(231,213)	$(162,861)	$11,815,925
Net loss	(11,007,809)			(11,007,809)
Foreign currency translation adjustment		(389,095)		(389,095)

Comprehensive loss:				(11,396,904)
Private placement of common stock, net				9,514,854
Exercise of compensatory common stock options and warrants				459,110
Exercise of compensatory common stock options with promissory notes			(100,000)	—
Compensation expense on stock options and warrants				513,533
Consulting fees paid with common stock				337,500
Capital contribution to Viragen International				(945,128)
Exercise of Viragen International common stock options				504
Dividend on Series A preferred stock	(2,650)			(2,650)
Accrued interest income on director’s notes			(4,335)	(4,335)

Balance at June 30, 2001	$(73,847,731)	$(620,308)	$(267,196)	$10,292,409

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

	Preferred			Capital
	Stock,	Common Stock		in Excess	Treasury Stock
	Series A	Shares	Amount	of Par Value	Shares	Amount

Balance at June 30, 2001	$2,650	99,413,897	$1,002,590	$85,300,017	845,277	$(1,277,613)
Net loss
Foreign currency translation adjustment

Comprehensive loss:
Private placement of common stock, net		3,792,017	37,920	2,891,958
Beneficial conversion rate on convertible debentures				1,341,672
Sale of detachable warrants and additional purchase option with convertible debentures				734,954
Conversion of convertible debentures into common stock		388,007	3,880	306,774
Exercise of debt and equity offering warrants		143,457	1,435	77,023
Exercise of compensatory common stock options and warrants		249,200	2,492	231,289
Compensation expense on stock options and warrants				(30,781)
Acquisition of ViraNative AB by Viragen International				8,799,571
Change in minority interest ownership in Viragen International				(3,454,538)
Collections on promissory notes for common stock exercises
Accrued interest income on director’s notes
Dividend on Series A preferred stock

Balance at June 30, 2002	$2,650	103,986,578	$1,048,317	$96,197,939	845,277	$(1,277,613)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Notes
	Accumulated	Comprehensive	Due From
	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 2001	$(73,847,731)	$(620,308)	$(267,196)	$10,292,409
Net loss	(11,088,832)			(11,088,832)
Foreign currency translation adjustment		1,276,545		1,276,545

Comprehensive loss:				(9,812,287)
Private placement of common stock, net				2,929,878
Beneficial conversion rate on convertible debentures				1,341,672
Sale of detachable warrants and additional purchase option with convertible debentures				734,954
Conversion of convertible debentures into common stock				310,654
Exercise of debt and equity offering warrants				78,458
Exercise of compensatory common stock options and warrants				233,781
Compensation expense on stock options and warrants				(30,781)
Acquisition of ViraNative AB by Viragen International				8,799,571
Change in minority interest ownership in Viragen International				(3,454,538)
Collections on promissory notes for common stock exercises			61,766	61,766
Accrued interest income on director’s notes			(12,267)	(12,267)
Dividend on Series A preferred stock	(2,650)			(2,650)

Balance at June 30, 2002	$(84,939,213)	$656,237	$(217,697)	$11,470,620

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

	Preferred			Capital
	Stock,	Common Stock		in Excess	Treasury Stock
	Series A	Shares	Amount	of Par Value	Shares	Amount

Balance at June 30, 2002	$2,650	103,986,578	$1,048,317	$96,197,939	845,277	$(1,277,613)
Net loss
Foreign currency translation adjustment

Comprehensive loss:
Retirement of treasury shares at cost			(8,453)	(1,269,160)	(845,277)	1,277,613
Private placement of common stock, net		10,609,776	106,098	2,629,426
Beneficial conversion on convertible debentures				4,539,622
Value of detachable warrants issued with convertible debentures				3,086,026
Conversion of convertible debentures into common stock		89,772,228	897,723	6,693,521
Exercise of debt and equity offering warrants		44,982,532	449,825	1,834,926
Shares of common stock issued upon closing of convertible debentures		7,452,100	74,521	224,261
Compensation expense on stock options and warrants				170
Consulting fees paid with common stock		800,000	8,000	101,998
Change in minority interest ownership in Viragen International				(1,212,348)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees		983,442	9,835	96,240
Collections on promissory notes for common stock exercises
Accrued interest income on director’s notes
Reclassification of note from former director
Dividend on Series A preferred stock

Balance at June 30, 2003	$2,650	258,586,656	$2,585,866	$112,922,621	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Notes
	Accumulated	Comprehensive	Due From
	Deficit	Income (Loss)	Directors	Total

Balance at June 30, 2002	$(84,939,213)	$656,237	$(217,697)	$11,470,620
Net loss	(17,348,686)			(17,348,686)
Foreign currency translation adjustment		1,843,383		1,843,383

Comprehensive loss:				(15,505,303)
Retirement of treasury shares at cost				—
Private placement of common stock, net				2,735,524
Beneficial conversion on convertible debentures				4,539,622
Value of detachable warrants issued with convertible debentures				3,086,026
Conversion of convertible debentures into common stock				7,591,244
Exercise of debt and equity offering warrants				2,284,751
Shares of common stock issued upon closing of convertible debentures				298,782
Compensation expense on stock options and warrants				170
Consulting fees paid with common stock				109,998
Change in minority interest ownership in Viragen International				(1,212,348)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees				106,075
Collections on promissory notes for common stock exercises			108,299	108,299
Accrued interest income on director’s notes			(3,993)	(3,993)
Reclassification of note from former director			113,391	113,391
Dividend on Series A preferred stock	(2,650)			(2,650)

Balance at June 30, 2003	$(102,290,549)	$2,499,620	$—	$15,720,208

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2003	2002	2001

OPERATING ACTIVITIES
Net loss	$(17,348,686)	$(11,088,832)	$(11,007,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843,883	724,380	610,894
Amortization of intangible assets	183,534	155,804	—
Fees paid with common stock	193,369	—	337,500
Compensation expense (benefit) on common stock options and warrants	170	(30,781)	513,533
Minority interest in loss of subsidiary	(1,461,694)	(917,690)	(703,135)
Loss (gain) on sale of property, plant and equipment	8,578	—	(195,919)
Amortization of discounts on convertible debentures	7,070,072	1,121,944	—
Amortization of deferred financing costs	627,485	95,088	—
Deferred income tax benefit	(60,686)	(58,158)
Reserve for notes receivable, long term	47,000	—	—
Increase (decrease) relating to operating activities from:
Accounts receivable	244,631	(85,231)	—
Inventories	(1,445,015)	(832,496)	—
Prepaid expenses	196,438	117,931	198,024
Other current assets	886,901	(650,586)	(125,858)
Investment in unconsolidated company	—	—	18,767
Deposits and other assets	—	22,402	70,732
Accounts payable	81,955	(132,857)	378,865
Accrued expenses and other liabilities	(87,330)	302,467	(7,139)
Notes due from directors	2,786	(501)	(4,335)

Net cash used in operating activities	(10,016,609)	(11,257,116)	(9,915,880)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(359,418)	(615,954)	(380,949)
Sale of property, plant and equipment	—	—	721,050
Acquisition of ViraNative, net of cash acquired	—	(203,885)	—

Net cash (used in) provided by investing activities	(359,418)	(819,839)	340,101
FINANCING ACTIVITIES
Proceeds from private placements, net	2,735,524	2,929,878	9,514,854
Net (payments) borrowings on lines of credit and short term borrowing	(449,998)	296,788	—
Payments on long-term debt	(36,369)	(103,392)	(725,066)
Proceeds from exercise of debt and equity offering warrants	2,284,751	78,458	—
Collections on promissory notes received upon exercise of compensatory common stock options	100,000	50,000	—
Proceeds from issuance of convertible debentures, net	11,895,187	2,323,999	—
Payments on convertible debentures	(1,111,113)	(555,555)	—
Preferred dividends paid to preferred stock, Series A	—	—	(5,300)
Proceeds from exercise of subsidiaries’ common stock options	—	—	504
Proceeds from exercise of compensatory common stock options and warrants	—	233,781	459,110

Net cash provided by financing activities	15,417,982	5,253,957	9,244,102
Effect of exchange rate fluctuations on cash	134,685	(70,294)	(103,618)

Increase (decrease) in cash and cash equivalents	5,176,640	(6,893,292)	(435,295)
Cash and cash equivalents at beginning of period	765,861	7,659,153	8,094,448

Cash and cash equivalents at end of period	$5,942,501	$765,861	$7,659,153

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

     Supplemental Cash Flow Information:

	Year Ended June 30,

	2003	2002	2001

Interest paid	$265,408	$151,280	$23,470

     During the years ended June 30, 2003, 2002 and 2001, Viragen had the following non-cash investing and financing activities:

	Year Ended June 30,

	2003	2002	2001

Purchase of insurance with notes payable	$30,886	$182,888	$22,858
Exercise of common stock options with promissory notes	—	—	100,000
Contribution of intercompany balances as capital to Viragen International	(692,528)	—	(945,128)
Purchase of assets with notes payable	—	—	78,953
Settlement of note payable upon trade-in of asset	—	—	(33,916)
Cancellation of put warrants	—	—	(58,000)
Prepaid expense paid with common stock	25,998	—	—
Conversion of convertible debentures and accrued interest into common stock	7,591,244	310,654	—

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business and Organization: We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We are also developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

•	human leukocyte derived interferon – natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	avian transgenics technologies designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	oncological therapies – therapeutic proteins for the treatment of targeted cancers.

          Viragen (Europe) Ltd., our majority-owned subsidiary, changed its name to Viragen International, Inc. effective March 26, 2002. This change was made to provide a more accurate description of our current operations and to better describe our plans to penetrate the global market. As a result of the name change, Viragen International’s new symbol on the OTC Bulletin Board is “VGNI.”

          We operate primarily through Viragen International’s wholly owned subsidiaries, ViraNative AB, a company located in Umea, Sweden, and Viragen (Scotland) Limited, a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

          Consolidation and Basis of Presentation: The consolidated financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

          During the years ended June 30, 2003, 2002 and 2001, we incurred significant losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively, and have an accumulated deficit of approximately $102,291,000 as of June 30, 2003. Additionally, we had a cash balance of approximately $5,943,000 and working capital of approximately $2,475,000 at June 30, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

          Reclassification: Certain amounts from prior years have been reclassified to conform with the 2003 presentation.

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

          Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our natural interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 14 to 90 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses. As of June 30, 2002, one customer located in Italy represented approximately 88% of our accounts receivable balance. This amount was collected subsequent to June 30, 2002.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

          Foreign Currency Translation: For our foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts to the local currency, which were denominated in a foreign currency. For fiscal years 2003 and 2001, foreign currency transaction gains and losses were immaterial to our results of operations.

          Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2003, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2003, due to the variable interest rates on those instruments.

          Cash and Cash Equivalents: Cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

          Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2003 there is no allowance for doubtful accounts and no allowance for returns.

          Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

          Inventories consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002

Finished product	$845,836	$410,343
Work in process	2,307,499	1,293,851
Raw materials and supplies	158,248	162,374

Total inventories	$3,311,583	$1,866,568

          Certain raw materials used by the Company in the manufacture of its natural human alpha interferon product are available from a limited number of suppliers. The Company is dependent on its suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Current Assets: Other current assets consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002

VAT tax refund receivable	$60,157	$163,542
Note receivable	114,832	118,846
UK research and development tax credit receivable	—	780,459
Deferred financing costs	454,735	—
Other current assets	3,913	89,286

	$633,637	$1,152,133

          Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization was computed using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvement	Shorter of lease term or 25 years
Equipment and furniture	5-10 years

          Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we use the purchase method of accounting for business combinations. We have approximately $9.7 million of goodwill recorded on our balance sheet as of June 30, 2003, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on this valuation, the Company determined that no impairment of this asset existed as of April 1, 2003. As of June 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

          Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the Company’s acquisition of ViraNative on September 28, 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is provided using the straight-line method over the assets’ estimated useful lives.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

          Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2003 and 2002:

	June 30,	June 30,
	2003	2002

Accrued payroll and related expenses	$309,144	$319,724
Accrued rent expense	131,324	172,779
Accrued accounting fees	151,619	135,745
Accrued legal fees	101,557	65,614
Accrued consulting fees	65,182	201,560
Accrued royalties expense	87,516	—
Accrued interest expense	36,060	38,348
Other accrued expenses	113,997	147,309

	$996,399	$1,081,079

          Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

          Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2003 and 2002 were immaterial. There were no advertising costs incurred during fiscal 2001.

          Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

          Stock Based Compensation: We account for our stock-based compensation arrangements with employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we do not recognize compensation expense for stock option grants to these employees and directors where the exercise price equals or exceeds fair market value at date of grant. We provide supplemental disclosures as required by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The pro forma impact on Viragen’s net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

	Fiscal Year Ended June 30,

	2003	2002	2001

Net loss as reported	$(17,348,686)	$(11,088,832)	$(11,007,809)
Stock based compensation determined under the fair value method	(397,172)	(1,307,731)	(859,466)

Proforma net loss	(17,745,858)	(12,396,563)	(11,867,275)
Preferred dividends, Series A	(2,650)	(2,650)	(2,650)

Proforma net loss attributable to common stock	$(17,748,508)	$(12,399,213)	$(11,869,925)

Proforma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.12)	$(0.11)	$(0.12)
Basic and diluted – proforma	$(0.12)	$(0.12)	$(0.12)

          The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for fiscal years 2003, 2002, and 2001, are not likely to be representative of the pro forma results of net loss and net loss per common share in future years since the number of shares to be issued under the stock option plans is not known and the assumptions used to determine the fair value can vary significantly.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

          Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of convertible debt and equity securities and stock purchase warrants and options at June 30, 2003, totaling 78,366,523 is antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for cumulative preferred dividends.

          Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statement of changes in stockholder’s equity, comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

NOTE B – ACQUISITION

          On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon.

          The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative achieved two milestones as defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

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

          The acquisition, completed on September 28, 2001, was accounted for as a purchase under SFAS No. 141 and, accordingly, the results of ViraNative’s operations are included in the Company’s consolidated results from the date of the acquisition.

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

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

          The goodwill reported in our balance sheets as of June 30, 2003 and June 30, 2002 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note B. The following table reflects the changes in the carrying amount of goodwill for the fiscal year ended June 30, 2003.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	1,217,362

Balance as of June 30, 2003	$9,678,302

          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on this valuation, the Company determined that no impairment of this asset existed as of April 1, 2003. As of June 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

          The intangible assets reported in our balance sheets as of June 30, 2003 and June 30, 2002 arose from our acquisition of ViraNative on September 28, 2001. As of June 30, 2003 and June 30, 2002, intangible assets consist of the following:

	June 30,
	2003	2002

Developed technology, gross	$2,132,555	$1,864,317
Accumulated amortization	(263,433)	(98,699)

Developed technology, net	$1,869,122	$1,765,618

Customer contract, gross	$132,927	$126,548
Accumulated amortization	(132,927)	(75,929)

Customer contract, net	$—	$50,619

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

          Developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $483,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

          The estimated aggregate amortization expense for the fiscal year ended June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$151,000
2005	151,000
2006	151,000
2007	151,000
2008	151,000

          Our intangible assets have been pledged as collateral in connection with a series of convertible debentures issued from January 2003 through June 2003 totaling approximately $11.8 million. As of June 30, 2003, $6.8 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until we satisfy the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of our common stock upon conversion of the debentures.

NOTE D - CONVERTIBLE DEBENTURES

          Convertible debentures are comprised of the following at June 30, 2003 and June 30, 2002:

	June 30,

	2003	2002

Outstanding principal	$7,293,973	$1,666,667
Less: discounts	(3,242,211)	(954,685)

	$4,051,762	$711,982

June 2003 Convertible Debentures

            On June 27, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of $661,333, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 13,546,639 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

          In connection with this transaction, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 195,712 five-year common stock purchase warrants exercisable on a cashless basis at a price of $0.1722 per share.

          These convertible debentures mature on September 1, 2005, and are payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debenture. The debentures are convertible immediately by the investors, in whole or in part, into shares of Viragen common stock at a conversion price equal to $0.3173. In the event the average of the ten closing bid prices of Viragen’s common stock immediately prior to any monthly payment installment date exceeds $0.4220, Viragen is permitted to repay such installment through the issuance of its common stock valued at $0.3173 per share. Viragen has the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding. Possible shares to be issued upon conversion of or payment of the debentures and shares to be issued upon exercise of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

          The warrants issued in connection with the June 27, 2003 agreement are exercisable during the five year period terminating June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. Through June 30, 2003, we recognized approximately $5,000 as interest expense from the amortization of the discount that arose from the issuance of the warrants.

          As a result of the common stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount will be amortized to interest expense using the effective interest rate method over the life of the debentures. Through June 30, 2003, we recognized approximately $3,000 as interest expense from the amortization of the discount that arose from the beneficial conversion feature.

          The company incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through June 30, 2003, we recognized approximately $2,000 as interest expense from the amortization of these debt issuance costs.

          As of June 30, 2003, the entire principal related to the June 27, 2003 convertible debentures of approximately $5.55 million remained outstanding. Subsequent to June 30, 2003, the purchasers converted approximately $1.14 million of principal on the debentures resulting in the issuance of approximately 3.6 million shares of Viragen common stock and we repaid approximately $23,600 of principal in cash.

April 2003 Convertible Debentures, as Amended

          On April 16, 2003, Viragen entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd. and Alpha Capital AG. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include Bristol Investment Fund Ltd. as an investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, Viragen received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 31,711,998 three-year common stock purchase warrants exercisable on a cashless basis at a price of $0.0625 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

          In connection with this transaction, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 134,082 three-year common stock purchase warrants exercisable at a price of $0.0625 per share.

          These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of Viragen common stock at a conversion price equal to $0.20 per share. Viragen also had the right to make monthly payments on the debentures in shares of its common stock, valued at $0.20 per share, subject to a formula contained in the debentures based upon an average bid price of at least $0.25 per share.

          Viragen had the right to redeem all, but not less than all, of the debentures at 120% of the principal outstanding if the right to redeem was exercised. The conversion price of the debentures and the exercise price of the warrants were subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the conversion price or exercise price, or at less than the fair market value of our common stock on the date of issuance. Possible shares to be issued upon conversion of or payment of the debentures and shares to be issued upon the exercise of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-105668) filed with the Securities and Exchange Commission, which was declared effective on June 9, 2003.

          The warrants issued in connection with the April 16, 2003 securities purchase agreement and the amendments dated May 8, 2003 and May 16, 2003, are exercisable during the three year period terminating April 2006 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $796,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. Through June 30, 2003, we recognized approximately $532,000 as interest expense from the amortization of the discount that arose from the issuance of the warrants.

          As a result of the shares of common stock and the common stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount will be amortized to interest expense using the effective interest rate method over the life of the debentures. Through June 30, 2003, we recognized approximately $215,000 as interest expense from the amortization of the discount that arose from the beneficial conversion.

          The company incurred costs of approximately $301,000 in connection with the debentures issued in the April 16, 2003, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. Through June 30, 2003, we recognized approximately $213,000 as interest expense from the amortization of these debt issuance costs.

          As of June 30, 2003, the purchasers converted approximately $2.57 million of principal on the debentures resulting in the issuance of approximately 12.8 million shares of Viragen common stock. A prorata portion of the related debt issuance costs and discounts were expensed when converted and is included in interest expense. All of these items charged to interest expense were non-cash items. Subsequent to June 30, 2003, the purchasers converted the remaining $1.24 million of principal on the debentures resulting in the issuance of approximately 6.2 million shares of Viragen common stock.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

January 2003 Convertible Debentures, as Amended

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

          In connection with this transaction, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 73,080 five-year common stock purchase warrants exercisable at a price of $0.0625 per share. As a result of subsequent financings, the exercise price of these warrants was reduced to $0.01 per share.

          On February 27, 2003, Viragen executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by Palisades Equity Fund LP and Alpha Capital AG in the aggregate amount of $375,000. Under the terms of the amendment, Viragen received approximately $305,000 net of discounts and a 6.5% finder’s fee.

          These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of Viragen common stock at a conversion price equal to $0.085. Possible shares to be issued upon conversion, shares issued at closing and shares to be issued upon exercise of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-103593) filed with the Securities and Exchange Commission, which was declared effective on March 28, 2003.

          The securities purchase agreement entered into on January 31, 2003, and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 4,952,100 shares of Viragen common stock and a total of 9,904,200 common stock purchase warrants exercisable at $0.0625 per share. In conjunction with the February 27, 2003 amendment, Viragen also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 8,303,742 common stock purchase warrants held by them to $0.01 per share.

          The relative fair value of the 4,952,100 shares of Viragen common stock issued in connection with the January 31, 2003 agreement and the amendment dated February 27, 2003 was calculated to be approximately $299,000. The relative fair value of the shares issued was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures.

          The warrants issued in connection with the January 31, 2003 agreement and the amendment dated February 27, 2003 were exercisable during the three year period terminating February 2006 and could be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $437,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

          The company incurred costs of approximately $179,000 in connection with the debentures issued in the January 31, 2003 securities purchase agreement and the amendment to this agreement on February 27, 2003, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method.

          As of June 30, 2003, the purchasers converted the entire $2,475,000 of principal on the debentures resulting in the issuance of approximately 51.5 million shares of Viragen common stock. No further amounts are due on these debentures. All related debt issuance costs and discounts on the debentures were recognized as interest expense at such time. All of these items charged to interest expense were non-cash items.

November 2002 Convertible Debentures

          On November 8, 2002, Viragen entered into a securities purchase agreement with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG for financing in the aggregate amount of $1,950,000. Under the terms of the agreement, Viragen received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to the Company’s related registration statement being declared effective by the SEC, Viragen received an additional $911,625, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

          The convertible debentures accrued interest at the rate of 5% per annum payable semi-annually and had a two-year term. The debentures were convertible immediately into shares of Viragen common stock. The conversion price was initially equal to $0.175, subject to reduction if certain events occurred with a floor of $0.125. In connection with the January 31, 2003 securities purchase agreement for additional financing in the form of convertible debentures, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.085 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of Viragen common stock at a conversion price equal to $0.0625. Possible shares to be issued upon conversion of the debentures and the exercise of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-101480) filed with the Securities and Exchange Commission, which was declared effective on December 5, 2002.

          The securities purchase agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants were exercisable during the three year period terminating November 14, 2005 and could have been exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. Through March 31, 2003, the Company recognized all $326,260 as interest expense since the debentures were fully converted by March 31, 2003. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing entered into on January 31, 2003, and the subsequent amendment on February 27, 2003, the exercise price of these warrants was reduced to $0.01.

          As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $0.175 as low as $0.0625, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the period ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003 resulting in the recognition of additional interest expense totaling approximately $536,000 during the three months ended March 31, 2003. All of these items charged to interest expense were non-cash items.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

          The company incurred costs of approximately $153,000 in connection with the debentures issued during November and December 2002, which consisted of the finder’s fees, legal fees and the fair value of warrants issued to the finder. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. Through March 31, 2003, we recognized all $153,000 as interest expense from the amortization of these issuance costs since the debentures were fully converted by March 31, 2003.

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

August 2002 Note, as Amended

          During August 2002, Viragen executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bore interest at 8% and was secured by 2.5 million shares of Viragen common stock. In connection with this transaction, we issued 53,868 Viragen common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of Viragen common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. As a result of subsequent financing transactions, this conversion price was subsequently reduced to $0.056. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants were exercisable for a three-year period. The fair value of the warrants, which was calculated to be $67,845, was charged to interest expense at the time of issuance. As a result of subsequent financing transactions the exercise price of these warrants has been reduced to $0.056. As a result of the stock purchase warrants issued and the calculated effective conversion price of the Note, a beneficial conversion amount of approximately $485,000 was calculated and charged to interest expense. All of these items charged to interest expense were non-cash items.

          Possible shares to be issued upon conversion of the Isosceles Note and shares to be issued upon conversion of warrants under this agreement are registered under our Form S-3 registration statement (File No. 333-106536) filed with the Securities and Exchange Commission, which was declared effective on July 11, 2003. Subsequent June 30, 2003, we issued 9.6 million shares upon conversion of the principal and accrued interest totaling approximately $536,000. No further amounts are due on this Note. In addition, Isosceles has converted all 1,184,618 warrants issued in connection with this Note resulting in net proceeds to Viragen of approximately $66,300.

January 2002 Convertible Debentures

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D - CONVERTIBLE DEBENTURES – (Continued)

          Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of Viragen common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at that date, thus the exercise price on the warrants has been reduced to $0.63, and can continue to decrease.

          Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a Purchase Price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The Purchase Price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.10 Purchase Price and below the fair value of our common stock at that date, thus the Purchase Price has been reduced to $0.50, and can continue to decrease.

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

          On April 1, 2002, we issued 388,007 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $0.80, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we made six cash payments totaling approximately $1.7 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium. In November and December 2002, we issued 1,478,264 and 1,829,600 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. These debentures have been paid in full and no further amounts are due on these debentures.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E - DEBT

Lines of Credit and Short Term Borrowings

          On May 15, 2000, Viragen was approved for a $500,000 unsecured line of credit with a bank located in Florida. Interest was payable at the greater of 7.25% or the Prime Rate, as quoted by The Wall Street Journal and is adjustable daily. This unsecured line of credit was renewed on May 15, 2001, under the same terms, and remained unused until May 2002. The facility was renewed on May 15, 2002, under the same terms, through January 15, 2003. Outstanding borrowings under this credit facility totaled $300,000 as of June 30, 2002. There were no outstanding borrowings under this facility at June 30, 2003.

          Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $1,046,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.4% at June 30, 2003. The facility renews annually in December and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $999,000 and $832,000 as of June 30, 2003 and June 30, 2002, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

          During June 2002, Viragen obtained short term financing of approximately $183,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of approximately 5.53%. Principal and interest payments of approximately $21,000 are payable monthly. The outstanding balance on this short term borrowing was approximately $163,000 as of June 30, 2002. The final payment on this short term borrowing was made in June 2003.

Long-Term Debt

          As of June 30, 2003, our long-term debt totaling approximately $1,185,000 consisted of a mortgage loan agreement with a Swedish bank and a loan agreement with a Swedish governmental agency. Outstanding borrowings under these agreements bear interest at rates ranging from 5.25% to 10.60%.

          Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $680,000 at June 30, 2003. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2003. We are required to make quarterly payments of principal and interest of approximately $8,100 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $834,000 as of June 30, 2003.

          Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $28,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of June 30, 2003. This loan had an outstanding balance of approximately $505,000 at June 30, 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – DEBT – (Continued)

          Long term debt is comprised of the following:

	June 30,	June 30,
	2003	2002

Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described above.	$680,207	$622,965
Credit facility in Sweden. Quarterly payments of principal and interest as described above.	504,549	441,085
Note payable secured by a company asset in Scotland. Asset was disposed of and the note was paid in full in November 2002.	—	26,593
Contingent credit facility in Sweden. Outstanding balance was paid in full in September 2002.	—	5,679

	1,184,756	1,096,322
Less current portion	(60,421)	(72,374)

	$1,124,335	$1,023,948

          Long-term debt outstanding at June 30, 2003 matures as follows:

2004	$60,421
2005	144,513
2006	144,513
2007	144,513
2008	144,513

NOTE F – CAPITAL STOCK

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

Common Stock

          On June 25, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 250 million to 700 million.

          On March 31, 2003, we retired all 845,277 shares of our common stock held in treasury.

          On January 31, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 150 million to 250 million.

          On February 14, 2001, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 125 million to 150 million.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

          During the fiscal year ended June 30, 2003, we sold 10,609,776 shares of our common stock to institutional investors at prices ranging from $0.15 to $0.66 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 314,429 common stock purchase warrants with exercise prices ranging from $0.1725 to $0.76. The exercise prices on 74,429 of these warrants, which remain outstanding, are subject to adjustment downward depending upon future equity transactions.

          During the fiscal year ended June 30, 2003, we issued approximately 89.8 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.0405 to $0.20. Subsequent to June 30, 2003, we have issued an additional 19.3 million shares of our common stock as partial payment of or upon conversion of outstanding convertible debentures and a note. These shares were issued at prices ranging from $0.056 to $0.3173.

          For the fiscal year ended June 30, 2003, we issued approximately 45 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.01 to $0.20 resulting in net proceeds to us of approximately $2.4 million. Approximately 4.0 million of these warrants were exercised on a cashless basis. Subsequent to June 30, 2003 we have issued approximately 8.97 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.1722 per share, resulting in net proceeds to us of approximately $1.3 million.

          In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. Between April 1 and June 30, 2000, we raised approximately $8,335,000 in capital, net of a 7% finder’s fee and other issuance costs amounting to approximately $590,000, under the shelf registration. We issued an aggregate of 5,590,528 common shares, as a result of this financing activity. We also issued warrants, to the investors and to the finders, to purchase an aggregate 336,448 common shares at prices ranging between $1.70 and $2.55 per share. All of these warrants expired unexercised as of June 30, 2003.

          During fiscal 2001, we continued to raise capital using our shelf registration on Form S-3. During the year, we raised approximately $9,515,000 in capital, net of finder’s fees and other issuance costs amounting to approximately $416,000. We issued an aggregate of 7,786,825 common shares and warrants to purchase an additional 426,738 common shares. These warrants are exercisable at prices ranging between $1.32 and $1.97 per share, through June 2004.

          During fiscal 2002, we raised approximately $2,930,000 in capital, net of finder’s fees and other issuance costs amounting to approximately $10,000 under our shelf registration. We issued an aggregate of 3,792,017 shares of common stock and warrants to purchase an additional 194,621 shares of common stock. These warrants are exercisable at prices ranging between $0.74 and $1.81 per share, through June 2005. The agreement with Ladenburg Thalmann & Co. expired on December 31, 2001.

Options and Warrants

          Viragen’s 1995 Stock Option Plan, adopted in September 1995, authorized the grant of options to officers, directors, employees and consultants for up to 4,000,000 shares of Viragen common stock. Options granted under the 1995 Stock Option Plan have various vest dates and all options granted have five-year terms from the vesting date. At June 30, 2003, approximately 153,000 shares remain available for issuance under the 1995 stock option plan.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

          Viragen’s 1997 Stock Option Plan, adopted in February 1997, authorized the grant of options to officers, directors, employees and consultants for up to 3,000,000 shares of common stock. In April 1998, the 1997 Stock Option Plan was amended increasing the number of common shares authorized to 4,000,000 shares. Options granted under the plan have various vest dates and all options granted have five-year terms from the vesting date. At June 30, 2003, approximately 308,000 shares remain available for issuance under the 1997 stock option plan.

Stock Based Compensation

          We account for our stock-based compensation arrangements under the provisions of APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, since the exercise price of the Company’s employee and director stock options granted during fiscal 2001 through 2003 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option within a range of 1 to 15 years; risk-free interest rates within a range of 1.86% to 6.40%; and a volatility factor of the expected market price of Viragen’s common stock of 0.90, 0.97, and 1.04 for 2003, 2002 and 2001, respectively.

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

          Based on calculations using a Black-Scholes option valuation model, the weighted average grant date fair value of options was $0.12, $0.62, and $0.75 in fiscal 2003, 2002 and 2001, respectively. The pro forma impact on Viragen’s net loss per share had compensation cost been recorded as determined under the fair value method is shown below.

	Fiscal Year Ended June 30,

	2003	2002	2001

Net loss as reported	$(17,348,686)	$(11,088,832)	$(11,007,809)
Stock based compensation determined under the fair value method	(397,172)	(1,307,731)	(859,466)

Proforma net loss	(17,745,858)	(12,396,563)	(11,867,275)
Preferred dividends, Series A	(2,650)	(2,650)	(2,650)

Proforma net loss attributable to common stock	$(17,748,508)	$(12,399,213)	$(11,869,925)

Proforma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.12)	$(0.11)	$(0.12)
Basic and diluted – proforma	$(0.12)	$(0.12)	$(0.12)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

          The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for fiscal years 2003, 2002, and 2001, are not likely to be representative of the pro forma results of net loss and net loss per common share in future years since the number of shares to be issued under the stock option plans is not known and the assumptions used to determine the fair value can vary significantly.

          A summary of Viragen’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 2000	5,998,400	$2.02	5,599,199	$2.08
Granted	1,737,000	1.31
Exercised	(540,000)	0.72
Canceled/Expired	(140,833)	2.30

Outstanding at June 30, 2001	7,054,567	1.94	5,705,266	1.96
Granted	1,937,000	1.01
Exercised	(219,200)	1.00
Canceled/Expired	(3,019,733)	2.82

Outstanding at June 30, 2002	5,752,634	1.20	4,971,634	1.22
Granted	643,000	0.21
Exercised	—	—
Canceled/Expired	(958,134)	1.12

Outstanding at June 30, 2003	5,437,500	$1.09	5,143,500	$1.15

          The following table summarizes information about stock options outstanding at June 30, 2003:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.08 - $0.11	435,000	5.12 years	$0.11	217,500	$0.11
$0.25 - $0.27	50,000	5.17 years	0.26	37,500	0.26
$0.50 - $0.75	1,335,500	1.02 years	0.52	1,271,500	0.52
$1.04 - $1.45	2,783,000	3.74 years	1.19	2,783,000	1.19
$1.59 - $1.97	200,000	0.86 years	1.71	200,000	1.71
$2.00 - $2.47	528,000	1.29 years	2.14	528,000	2.14
$3.75	100,000	2.70 years	3.75	100,000	3.75
$7.13	6,000	0.08 years	7.13	6,000	7.13

$0.08 - $7.13	5,437,500	2.83 years	$1.09	5,143,500	$1.15

          Viragen accounts for its stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18. During fiscal 2003, we realized net stock-based compensation expense of approximately $170. This amount arose as a result of the variable accounting treatment of certain unearned stock warrants that were granted to consultants from fiscal 1999 through 2003. During fiscal 2002 and 2001, we recognized a net reduction and a net increase totaling approximately $31,000 and $514,000, respectively, in compensation expense on warrants granted to consultants. The weighted-average fair values of the Viragen warrants granted in fiscal 2003, 2002, and 2001 were $0.42, $0.73, and $0.96, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

          A summary of Viragen’s warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

		Weighted	Number of	Weighted
	Number of	Average	Warrants	Average
	Warrants	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 2000	2,198,500	$2.94	1,226,280	$1.38
Granted	1,010,000	1.47
Exercised	(268,280)	0.64
Canceled/Expired	(629,120)	1.83

Outstanding at June 30, 2001	2,311,100	2.87	1,236,100	1.61
Granted	225,000	1.17
Exercised	(30,000)	0.50
Canceled/Expired	(480,600)	2.11

Outstanding at June 30, 2002	2,025,500	2.90	1,263,000	1.39
Granted	400,000	0.42
Exercised	—	—
Canceled/Expired	(62,000)	7.39

Outstanding at June 30, 2003	2,363,500	$2.36	2,138,500	$1.58

          The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2003:

	Stock Warrants Outstanding			Stock Warrants Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Warrants	Average
Exercise Prices	Warrants	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.11	25,000	5.15 years	$0.11	12,500	$0.11
$0.26 - $0.50	330,000	4.29 years	0.32	317,500	0.31
$0.75 - $1.00	361,000	1.33 years	0.95	361,000	0.95
$1.20 - $1.46	1,235,000	2.49 years	1.40	1,235,000	1.40
$1.78 - $1.94	100,000	0.96 years	1.86	100,000	1.86
$9.00 - $11.00	312,500	10.12 years	10.28	112,500	9.00

$0.11 - $11.00	2,363,500	3.54 years	$2.36	2,138,500	$1.58

          Viragen’s majority owned subsidiary, Viragen International, Inc., has also granted stock options to its officers and employees. The fair value of Viragen International options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 2.17% for 2003 and 4.19% for 2002; volatility factor of the expected market price of Viragen International’s common stock of 0.90 for 2003 and 1.04 for 2002; and an expected life of the option of 3 years. The weighted average fair values of the Viragen International options granted in 2003 and 2002 were $0.14 and $0.54 per share, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

          A summary of Viragen International’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 2000	337,900	$2.90	246,000	$3.68
Granted	—	—
Exercised	(600)	0.84
Canceled/Expired	(30,000)	5.97

Outstanding at June 30, 2001	307,300	2.61	271,500	2.84
Granted	257,000	0.83
Exercised	—	—
Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	1.66	353,800	1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	$0.69	333,750	$0.75

          The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2003:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.07- $0.37	90,000	4.86 years	$0.21	51,250	$0.23
$0.70 - $1.19	282,500	3.24 years	0.84	282,500	0.84

$0.07 - $1.19	372,500	3.63 years	$0.69	333,750	$0.75

Common Shares Reserved

          Shares of our common stock reserved at June 30, 2003 for possible future issuance are as follows:

Convertible preferred stock, Series A	11,289
Officers, employees, and directors options (exercisable through June 2009)	5,687,500
Consultant warrants (exercisable through February 2009)	2,113,500
Debt and equity offering warrants (exercisable through June 2008)	46,854,130
Convertible debentures (convertible through September 1, 2005)	23,700,104

78,366,523

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – EQUITY LINE OF CREDIT

          On March 31, 2003, we entered into a common stock purchase agreement with Talisman Management Ltd. for the future issuance and purchase of shares of our common stock. This common stock purchase agreement established what is often referred to as an equity line of credit or an equity draw down facility. Talisman, had committed to provide us up to $12 million as we requested it over a 24-month period, in return for common stock we issue to Talisman. During this period, provided at least five trading days have elapsed since the last draw down pricing period and at our sole election, we could have exercised a draw down which was priced over a draw down period consisting of ten trading days. The maximum amount we could have actually drawn for each request was to be determined by a formula set forth in the common stock purchase agreement.

          In connection with the common stock purchase agreement, we issued 12,000,000 five-year common stock purchase warrants to Talisman, which were exercisable at a price of $0.10 per share. We had also issued 250,000 five-year common stock purchase warrants to HPC Capital Management as a placement agent exercisable at a price of $0.10 per share. We were also to pay HPC Capital Management a placement agent fee equal to 6.5% of amounts drawn down under the equity line. The exercise price of the warrants was subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the exercise price, or at less than the fair market value of our common stock on the date of issuance.

          In September 2003, concurrent with the closing of a stock sale agreement, we terminated this agreement.

NOTE H – INCOME TAXES

          Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen International, Inc. (shown separately below).

          For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,

	2003	2002	2001

U.S.	$(13,577,733)	$(6,058,878)	$(3,335,009)
Foreign	(3,831,639)	(5,897,946)	(7,672,800)

	$(17,409,372)	$(11,956,824)	$(11,007,809)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen’s deferred tax liabilities and assets as of June 30, 2003 and 2002 are as follows:

	June 30,	June 30,
	2003	2002

Deferred tax liabilities:
Tax over book depreciation	$—	$18,000

Total deferred tax liabilities	—	18,000
Deferred tax assets:
Book over tax depreciation	19,000
Net operating loss carry-forwards	19,655,000	16,519,000
Research and development credit	792,000	729,000
Deferred compensation	1,255,000	1,274,000
Other	164,000	86,000

Total deferred tax assets	21,885,000	18,608,000
Valuation allowance for deferred tax assets	(21,885,000)	(18,590,000)

Net deferred taxes	$—	$—

          The change in the valuation allowance was a net increase of $3,295,000, $2,045,000, and $1,453,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INCOME TAXES – (Continued)

          Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which may cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

          Viragen has net operating loss and tax credit carry-forwards, with expiration dates, as follows:

Net Operating
Losses	Tax Credits	Expiration

$3,126,000	$—	2004–2006
2,450,000	—	2007–2009
46,656,000	792,000	2010–2022

$52,232,000	$792,000

          For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carry-forwards.

The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen’s net loss is as follows:

	Year Ended June 30,

	2003	2002	2001

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)	(3.63)	(3.63)
Non-deductible items	0.18	0.69	1.43
Foreign R&D tax credit	—	(7.30)	—
Change in valuation allowance	29.87	31.89	38.30
Other	7.23	5.05	(2.10)

	(0.35)%	(7.30)%	—%

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

          For financial reporting purposes, Viragen International’s net loss before income taxes includes the following components:

	Year Ended June 30,

	2003	2002	2001

U.S.	$(1,393,991)	$(561,287)	$(242,474)
Foreign	(3,831,639)	(5,897,946)	(7,672,800)

	$(5,225,630)	$(6,459,233)	$(7,915,274)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INCOME TAXES – (Continued)

          The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,
	2003	2002	2001

Current:
Foreign	$—	$809,834	$—
U.S.	—	—	—

	—	809,834	—
Deferred:
Foreign	—	—	—
U.S.	60,686	58,158	—

	60,686	58,158	—

Total income tax provision	$60,686	$867,992	$—

          Net deferred taxes of Viragen International’s U.S. operations at June 30, 2003 and 2002 are approximately as follows:

	June 30,	June 30,
	2003	2002

Deferred tax assets:
Accrued liabilities	$46,000	$24,000
Other	2,000	2,000
Capital loss carry-forwards	1,758,000	1,295,000

Total deferred tax assets	1,806,000	1,321,000
Valuation allowance for deferred tax assets	(1,806,000)	(1,321,000)

	—	—
Deferred tax liability:
Identifiable intangibles	(544,000)	(605,000)

Net deferred tax liability	$(544,000)	$(605,000)

          Viragen International’s changes in the valuation allowance were net increases of $485,000 $153,000, and $91,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

          At June 30, 2003, Viragen International has U.S. net operating loss carry-forwards totaling approximately $4.7 million expiring between 2003 and 2022. Viragen (Scotland) has approximately $24.6 million in net operating loss carry-forwards available to offset future taxable income at June 30, 2003. At June 30, 2003, ViraNative has approximately $4.1 million in net operating losses available to offset future taxable income.

          The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen International’s net loss is as follows:

	Year Ended June 30,

	2003	2002	2001

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(3.63)	(3.63)	(3.63)
Foreign R&D tax credit	—	(12.50)	—
Change in valuation allowance	36.46	36.73	37.63

	(1.17)%	(13.40)%	—%

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – TRANSACTIONS WITH RELATED PARTIES

          In June 2003, we entered into a consulting agreement with Dr. Douglas Lind, a director of Viragen, upon the expiration of his employment agreement. This agreement provides for annual compensation of $60,000. The agreement does not contain a fixed term. However, either Viragen or Dr. Lind has the option to terminate the agreement for any reason upon 90 days written notice. Under the agreement, Dr. Lind has been engaged to consult with management on a variety of scientific and biopharmaceutical market issues. For his consulting services, we issued Dr. Lind 250,000 common stock purchase warrants exercisable at $0.26 per share for a period of five years. We recognized non-cash compensation expense of $52,500 in connection with the grant of these warrants.

          From February 2003 through June 2003, Dennis W. Healey, chief financial officer, Melvin Rothberg, executive vice president and Dr. Lind consented to receive 20% of their compensation in the form of restricted common shares, valued at market on each pay period. In March 2003, Mr. Healey consented to increase the amount of his compensation paid in restricted common shares to 75%. As of June 30, 2003 we had issued 610,647 shares to Mr. Healey, 140,698 shares to Mr. Rothberg and 185,119 shares to Dr. Lind based upon these contract modifications. In July 2003, Mr. Healey modified his employment agreement reducing his salary from $252,000 to $200,000 per year.

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

          Upon Mr. Smith’s resignation, Mr. Robert C. Salisbury was appointed president and chief executive officer of Viragen, Inc. Mr. Salisbury receives no salary for serving in these positions. On February 7, 2003, Mr. Salisbury was granted an option to purchase 350,000 shares of Viragen common stock at $0.11 per share. The option vests one-half upon grant and one-half upon the first anniversary of the grant date. The option is exercisable for five years from the vesting dates.

          During October 2000, Mr. Healey exercised 100,000 options to purchase common stock through the issuance of a $50,000 recourse promissory note payable to Viragen secured by the underlying common stock purchased, which was held in escrow. In October 2002, Mr. Healey paid the principal and related interest on his note. The escrowed shares were released upon payment. In January 2003, Mr. Smith paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest. This note related to his September 1, 1998 common stock option exercise. Following this payment by Mr. Smith, there are no outstanding notes receivable from any currently serving officers or directors.

          During May 2001, Mr. Salisbury entered into a consulting agreement with Viragen. He was to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services were in addition to his service on the board of directors. As compensation, he would have been granted warrants to purchase up to 110,000 shares of common stock. The warrants were to have been granted in tranches subject to performance of specific criteria. The warrants would have vested one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants would have been exercisable for five years from the vest dates, at 115% of the fair market value of Viragen’s common stock on the dates of grant. In September 2002, Mr. Salisbury and Viragen agreed to terminate this consulting agreement.

          During March 2001, two directors entered into consulting agreements with Viragen. Each was to provide consulting services to Viragen for a two year period ending March 31, 2003. These consulting services were in addition to their service on the board of directors. As compensation, each of the two directors was granted options to purchase 200,000 common shares at $1.20 per share. These options vested 50,000 shares at the date of grant and 50,000 shares every six months through September 2002. The options were exercisable over five years from the vest dates. Because the options were granted for non-director services, compensation expense, on these option grants, is calculated pursuant to the provision of SFAS No. 123 and EITF No. 96-18. During fiscal 2001 and 2002, we recognized $194,812 and $42,355, in compensation expense related to these options, respectively. Both directors resigned in the fourth fiscal quarter of 2002.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – TRANSACTIONS WITH RELATED PARTIES – (Continued)

          During fiscal 2001, Sidney Dworkin, a former director of Viragen, exercised 100,000 options to purchase Viragen common stock at $0.50 per share. The options were exercised through the issuance of a promissory note payable to Viragen in the aggregate amount of $50,000 with related pledge and escrow agreements. The promissory note bore interest at 6.00%, payable semi-annually and was secured by the underlying common stock purchased. During fiscal 2002, Viragen collected the $50,000 in related principal payments and released the 100,000 shares of common stock from escrow.

          During fiscal 2000, Active Investors II Fund invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 1,800,016 shares of common stock. The Active Investors II fund is managed through Fundamental Management Corporation, a Florida-based institutional fund. Mr. Carl N. Singer, chairman of our board of directors and executive committee, serves as the chairman of Fundamental Management Corporation. Mr. Robert C. Salisbury, our president, chief executive officer, director, and member of our audit and finance committee and compensation committees, also serves as a director and president of Fundamental Management Corporation. Mr. Salisbury and Mr. Charles J. Simons, a director of Viragen and chairman of our audit and finance committee and compensation committee, are investors in the Active Investors II fund.

          On February 7, 2000, the board of directors voted to modify the terms of an option to purchase one million shares of common stock at $0.50, which had been granted to Gerald Smith, our former president and chief executive officer, in October 1995. The board of directors extended the expiration of this common stock option by three years. Under the modified terms, the common stock option, if not exercised, will now expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of approximately $941,000 relating to this modification.

     Peter Fischbein, a former director, exercised options to purchase 200,000 shares of Viragen common stock at $0.50 per share on October 8, 1998. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. The promissory note bears interest at 5.06%, payable semi-annually, and is secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 25,000 shares of Viragen common stock at $0.50 per share through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bears interest at 6.46%. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – CLOSURE AND SALE OF FLORIDA FACILITY

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

NOTE K – LICENSE AND MANUFACTURING AGREEMENTS

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

          During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until Viragen International had the necessary cash flow to meet this payment. As of June 29, 2001, Viragen International had accrued approximately $5.3 million in licensing fees payable to Viragen. In order to improve Viragen International’s capitalization, and prior to acquiring ViraNative, this balance was settled through the issuance of Viragen International common stock. On June 29, 2001, Viragen International issued to Viragen 6,274,510 common shares, at $0.85 per share, the then current market price.

          On September 28, 2001, following Viragen International’s acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as Viragen International intends to commercialize its Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would bear interest at 6% per annum and be paid in cash or stock within 12 months of the agreement date, unless extended by mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance to Viragen of 4,479,167 common shares of their common stock at $0.12 per share, the then current market price.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – COMMITMENTS

Lease agreements

          In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This facility contains our executive and administrative offices. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $27,800. The lease contains provisions for two additional five-year periods at the Company’s option.

          In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $29,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $7,000.

          Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by two separate leases. The initial term of these leases expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $27,000 per month.

          During the years ended June 30, 2003, 2002, and 2001, Viragen recognized rent expense and related charges on facilities of approximately $1,057,000, $934,000, and $614,000, respectively.

          The company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months. The aggregate base monthly rental payment on these leases is approximately $7,000.

          The approximate minimum rental payments required under our facility and equipment lease agreements are:

Year ended June 30,	Amount

2004	$1,123,000
2005	1,110,000
2006	1,100,000
2007	605,000
2008	13,000

Employment Contracts

          Viragen has entered into employment agreements with certain officers and employees. These agreements represent a commitment to pay an aggregate amount of approximately $935,000, per year in salaries to these individuals. Viragen considers Mr. Robert C. Salisbury, president and chief executive officer, and Mr. Dennis W. Healey, chief financial officer, to be key employees. Mr. Salisbury does not have an employment agreement with Viragen. In July 2003, Mr. Healey elected to modify his employment agreement reducing his annual compensation from $252,000 to $200,000 per year. All other provisions of this agreement remained unchanged.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – LEGAL PROCEEDINGS

          On August 15, 2002, we were named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, our former parent, alleged breach of contract in relation to royalties due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001.

          Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

          These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen are to be included in the final payment. From May 1993 through September 2001, we paid royalties under this amended agreement totaling approximately $70,000.

          Viragen answered the complaint, denying that Medicore was entitled to any royalties. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen agreed to mediation and a settlement was reached in July 2003. In the settlement, Viragen agreed to pay royalties to Medicore based on the sale of our natural human alpha interferon on a quarterly basis starting in October 2003 in accordance with the terms of the amended agreement. Also, as part of the settlement, Viragen agreed to pay royalties to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 as follows: $30,000 by August 1, 2003; $30,000 plus 5% interest by August 1, 2004; and $30,000 plus 5% interest by August 1, 2005. The first payment of $30,000 was made on July 28, 2003.

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

          In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (Case No: 97-25587 CA30) naming the same defendants. The suit alleges breach of contract, fraud, and violation of Florida’s RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of Viragen common stock. The plaintiff claimed that he was entitled to additional shares of common stock under a consulting agreement. He also claimed that Viragen’s former president breached his fiduciary duty to Cytoferon by not achieving sufficient financing for Viragen, which would have entitled Cytoferon to additional shares. He also claimed misrepresentations in connection with the previous Cytoferon financings.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – LEGAL PROCEEDINGS – (Continued)

          In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of approximately $210,000 in legal fees. We intend to vigorously pursue the recovery of these fees.

NOTE N – CONTINGENCIES

          In January 2003, legal counsel for the Company was informally approached by an attorney representing a shareholder or shareholders considering a possible action against the Company. To the best of our knowledge, the action, if filed, would allege that the Company’s disclosures surrounding its October 2001 contract with Tradeway Incorporated were false and misleading. The Company believes that its disclosures related to the now terminated Supply and Distribution Agreement, clearly reflected when disclosed the contracted relationship between the parties and were not misleading. Further, while no litigation has commenced in this matter, the Company believes any such action would be without merit and would also be vigorously defended. Through the date of issuance of this report, we had not been contacted further regarding this matter.

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We were required to provide the interim-period disclosures beginning with our report on Form 10-Q for the quarter ended March 31, 2003.

          In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

NOTE P – GEOGRAPHIC AND SEGMENT INFORMATION

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

The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,

Region	2003	2002

United Kingdom	$3,463,201	$3,823,646
Sweden	13,696,380	11,935,022
United States	458,003	503,783

	$17,617,584	$16,262,451

          All of our sales for 2003 and 2002 have been for the sale of our human leukocyte derived interferon to external customers found outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product revenue from external customers by country of origin:

	Year ended June 30,

Country	2003	2002	2001

Italy	$287,769	$1,036,650	$—
Sweden	279,557	161,116	—
Other	63,459	77,498	—

	$630,785	$1,275,264	$—

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – GEOGRAPHIC AND SEGMENT INFORMATION – (Continued)

          For 2003, product revenue from external customers in Italy and Sweden accounted for approximately 54% and 44% of total revenue, respectively. Product revenue from external customers in Indonesia, Germany, Great Britain, Panama, South Africa and Thailand accounted for 2% of total revenue. During 2003 and 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement that expired in December 2002. Alfa Wassermann, our only customer in Italy, accounted for approximately 54% and 81% of total revenue for fiscal 2003 and 2002, respectively.

NOTE Q – UNAUDITED QUARTERLY FINANCIAL INFORMATION:

          The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Three Months Ended

	September 30	December 31	March 31	June 30

Fiscal 2003
Product sales	$344,885	$126,592	$48,140	$111,168
Cost of sales	318,173	100,866	324,178	540,131
Net loss	(3,014,684)	(4,132,634)	(4,031,943)	(6,169,425)
Net loss attributable to common stock	(3,015,346)	(4,133,297)	(4,032,605)	(6,170,088)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.03)	$(0.03)
Weighted average common shares outstanding	106,772,530	117,196,983	141,131,553	211,224,919
Fiscal 2002
Product sales	$—	$461,892	$415,935	$397,437
Cost of sales	—	443,530	253,643	212,580
Net loss	(2,518,800)	(3,082,602)	(3,048,945)	(2,438,485)
Net loss attributable to common stock	(2,519,463)	(3,083,264)	(3,049,608)	(2,439,147)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Weighted average common shares outstanding	99,605,684	99,907,811	100,032,794	102,126,817

NOTE R – SUBSEQUENT EVENTS

          In September 2003, we entered into a stock sale agreement with institutional investors to raise a total of $5 million. Provisions on the stock sale agreement include:

•	Per share sale price of 80% of market at the date of closing
•	20% warrant coverage at 125% of stock sale price
•	9 million common stock purchase warrants exercisable at $0.10 per share
•	Finder’s fee of 6.5% of funds raised
•	Legal fees of $10,000

          As a result of this transaction, we issued 22,321,428 shares of our commons stock, 4,464,286 common stock purchase warrants exercisable for a period of three years, and 9 million common stock purchase warrants exercisable at $0.10 per share for a period of five years. We have agreed to file a registration statement related to this transaction within 30 days of closing. The agreement further provides for penalties for our failure to receive approval of the registration statement of these shares within 90 days of the closing of this transaction.

          In accordance with the provisions of the June 2003 convertible debentures, the September 2003 transaction will result in the conversion price of the June 2003 convertible debentures being reduced from $0.3173 to $0.224.

INDEX OF EXHIBITS

          As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Exhibit Titles

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Certified Public Accountants

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002