Form 10-Q
period 2003-09-30
VIRAGEN INC
filed 2003-11-12
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2101668 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

As of November 7, 2003, there were 323,824,431 shares of the registrant’s common stock outstanding, par value $0.01.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:
SIGNATURES
CEO CERTIFICATION PURSUANT SECTION 302
CFO CERTIFICATION PURSUANT SECTION 302
CEO CERTIFICATION PURSUANT SECTION 906
CFO CERTIFICATION PURSUANT SECTION 906

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

1.)	Consolidated condensed statements of operations (unaudited) for the three months ended September 30, 2003 and 2002	3

2.)	Consolidated condensed balance sheets as of September 30, 2003 (unaudited) and June 30, 2003	4

3.)	Consolidated condensed statements of cash flows (unaudited) for the three months ended September 30, 2003 and 2002	5

4.)	Notes to consolidated condensed financial statements (unaudited)	6

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Product sales	$51,606	$344,885

Costs and expenses
Cost of sales	369,007	318,173
Research and development	814,422	832,328
Selling, general and administrative	1,466,263	1,731,248
Amortization of intangible assets	37,413	57,017
Interest and other income	(223,224)	(41,604)
Interest expense	1,791,632	811,268

Loss before income taxes and minority interest	(4,203,907)	(3,363,545)

Income tax benefit	10,957	19,386
Minority interest in net loss of subsidiary	289,697	329,475

Net loss	(3,903,253)	(3,014,684)
Deduct required dividends on convertible preferred stock	662	662

Net loss attributable to common stock	$(3,903,915)	$(3,015,346)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.01)	$(0.03)

Weighted average common shares – basic and diluted	273,360,798	106,868,182

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$8,381,744	$5,942,501
Accounts receivable	153,668	105,334
Inventories	3,462,653	3,311,583
Prepaid expenses	493,377	256,778
Other current assets	398,305	633,637

Total current assets	12,889,747	10,249,833

Property, plant and equipment
Land, building and improvements	3,592,647	3,524,076
Equipment and furniture	5,561,477	5,461,096
Construction in progress	598,581	551,493

	9,752,705	9,536,665
Less accumulated depreciation	(3,814,206)	(3,552,117)

	5,938,499	5,984,548
Goodwill	10,107,914	9,678,302
Developed technology, net	1,912,787	1,869,122
Deposits and other assets	85,612	85,612

	$30,934,559	$27,867,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$711,476	$1,666,769
Accrued expenses and other liabilities	707,108	996,399
Convertible debentures	864,737	4,051,762
Lines of credit and short term borrowings	1,130,011	999,192
Current portion of long-term debt	92,378	60,421

Total current liabilities	3,505,710	7,774,543
Royalties payable	107,866	107,866
Long-term debt, less current portion	1,136,511	1,124,335
Minority interest in subsidiary	2,446,056	2,596,269
Deferred income tax liability	533,239	544,196

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value; 700,000,000 shares authorized; 309,054,200 issued and outstanding at September 30, 2003; 258,586,656 issued and outstanding at June 30, 2003	3,090,542	2,585,866
Additional paid-in capital	123,120,902	112,922,621
Accumulated deficit	(106,194,464)	(102,290,549)
Accumulated other comprehensive income	3,185,547	2,499,620

Total stockholders’ equity	23,205,177	15,720,208

	$30,934,559	$27,867,417

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(3,903,253)	$(3,014,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,709	211,448
Amortization of intangible assets	37,413	57,017
Compensation expense (reversal) on stock options and warrants	21,415	(64,751)
Minority interest in net loss of subsidiary	(289,697)	(329,475)
Amortization of discount on convertible debentures and promissory notes	1,524,628	643,734
Amortization of deferred financing costs	223,083	53,778
Deferred income tax benefit	(10,957)	(19,386)
Increase (decrease) relating to operating activities from:
Accounts receivable	(48,334)	55,014
Inventories	(151,070)	(241,755)
Prepaid expenses	68,755	53,627
Other current assets	12,249	364,816
Accounts payable	(959,363)	485,724
Accrued expenses and other liabilities	(237,898)	(368,853)
Notes due from directors	—	2,594

Net cash used in operating activities	(3,497,320)	(2,111,152)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(44,038)	(256,073)

Net cash used in investing activities	(44,038)	(256,073)

FINANCING ACTIVITIES
Net proceeds from private placements	4,764,940	2,498,310
Net (payments) borrowings on lines of credit and short term promissory notes	(205,792)	478,923
Payments on long-term debt	(8,050)	(15,972)
Payments on convertible debentures	(23,649)	(833,334)
Proceeds from exercise of debt and equity offering warrants	1,312,241	—

Net cash provided by financing activities	5,839,690	2,127,927
Effect of exchange rate fluctuations on cash and cash equivalents	140,911	(32,699)

Increase (decrease) in cash and cash equivalents	2,439,243	(271,997)
Cash and cash equivalents at beginning of period	5,942,501	765,861

Cash and cash equivalents at end of period	$8,381,744	$493,864

     During the three months ended September 30, 2003 and September 30, 2002, we had the following non-cash financing activities:

	Three Months Ended
	September 30,

	2003	2002

Purchase of insurance with notes payable	$301,570	$30,886
Conversion of convertible debentures and accrued interest into common stock	3,341,602	—

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – OVERVIEW

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

     We own approximately 79.7% of Viragen International, Inc. Viragen International operates primarily through its wholly owned subsidiaries, ViraNative AB, a company located in Umea, Sweden, and Viragen (Scotland) Limited, a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

     The accompanying unaudited interim consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission. The accompanying unaudited interim consolidated condensed financial statements for Viragen, Inc. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unauditd interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2003.

     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

     During the quarter ended September 30, 2003 we incurred a loss of approximately $3,903,000. During the years ended June 30, 2003, 2002 and 2001, we incurred significant losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. We have an accumulated deficit of approximately $106,194,000 as of September 30, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. We had cash and cash equivalents of approximately $8,382,000 and working capital of approximately $9,384,000 at September 30, 2003. We will require substantial additional funding to support our operations subsequent to June 30, 2004. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE B – ACCOUNTING POLICIES

Accounting Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and long-lived assets; and the valuation of inventories. Actual results could differ materially from those estimates.

Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation.

	Three Months Ended
	September 30,

	2003	2002

Net loss as reported	$(3,903,253)	$(3,014,684)
Stock based compensation determined under the fair value method	(13,160)	(149,171)

Pro forma net loss	(3,916,413)	(3,163,855)
Preferred dividends	(662)	(662)

Pro forma net loss attributable to common stock	$(3,917,075)	$(3,164,517)

Pro forma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.01)	$(0.03)
Basic and diluted – pro forma	$(0.01)	$(0.03)

Recent Accounting Pronouncements: In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE B – ACCOUNTING POLICIES – (Continued)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones as defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

     If each of these milestones is met, the additional shares of Viragen International will be issued.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of September 30, 2003 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2003:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	429,612

Balance as of September 30, 2003	$10,107,914

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of our fiscal year ended June 30, 2003, we completed the annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on the results of the review, the Company determined that no impairment of this asset existed as of April 1, 2003. As of September 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     The other intangible assets reported in our balance sheets as of September 30, 2003 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001.

     As of September 30, 2003 and June 30, 2003, other intangible assets consisted of the following:

	September 30,	June 30,
	2003	2003

Developed technology, gross	$2,227,218	$2,132,555
Accumulated amortization	(314,431)	(263,433)

Developed technology, net	$1,912,787	$1,869,122

     Developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $577,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     The estimated aggregate amortization expense for the fiscal year ending June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$155,000
2005	157,000
2006	157,000
2007	157,000
2008	157,000

     Our intangible assets have been pledged as collateral in connection with a series of our convertible debentures. These debentures were issued from January 2003 through June 2003 totaling approximately $11.8 million. As of November 7, 2003, approximately $1.3 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until we satisfy the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of our common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if we were to default on the debentures.

     NOTE E – INVENTORIES

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

     Inventories consisted of the following at September 30, 2003 and June 30, 2003:

	September 30,	June 30,
	2003	2003

Finished product	$1,052,395	$845,836
Work in process	2,234,033	2,307,499
Raw materials and supplies	176,225	158,248

Total inventories	$3,462,653	$3,311,583

     Certain raw materials used in the manufacture of our natural human alpha interferon product are available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES

     Convertible debentures are comprised of the following at September 30, 2003 and June 30, 2003:

	September 30,	June 30,
	2003	2003

Outstanding principal	$3,964,100	$7,293,973
Less: discounts	(3,099,363)	(3,242,211)

	$864,737	$4,051,762

     As of September 30, 2003, the outstanding principal balance of convertible debentures solely of the outstanding principal of the June 2003 convertible debentures. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note of approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     Our obligations under the convertible debentures have been guaranteed by our subsidiaries and collateralized by a security agreement pledging all tangible and intangible assets not otherwise encumbered. The guarantee and security agreements cover all of our assets and all assets of our majority-owned subsidiary, Viragen International, and its subsidiaries. As of November 7, 2003, $1.3 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until we satisfy the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures.

June 2003 Convertible Debentures

     On June 27, 2003, we entered into a securities purchase agreement with Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of $661,333, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 13,546,639 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

     In connection with the June 2003 securities purchase agreement, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 195,712 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

     These convertible debentures mature on September 1, 2005, and are payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debenture. For the three months ended September 30, 2003, we recognized approximately $243,000 as interest expense from the amortization of the original issue discount.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     The debentures were convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $0.3173, which was subsequently reduced to $0.224 as a result of our September 2003 financing transaction. This conversion price is subject to further reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price. In the event the average of the ten closing bid prices of our common stock immediately prior to any monthly payment installment date exceeds 133% of the conversion price, we are permitted to repay such installment through the issuance of our common stock valued at the conversion price. We have the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding. Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

     The warrants issued in connection with the June 2003 debentures are exercisable during the five year period terminating June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and is being amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $507,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

     As a result of the common stock purchase warrants issued along with the June 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $0.3173 to $0.224. Due to this reduction in the conversion price of these debentures, additional beneficial conversion of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts are being amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $253,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.

     We incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the debentures using the effective interest rate method. For the three months ended September 30, 2003, we recognized approximately $135,000 as interest expense from the amortization of these debt issuance costs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As of September 30, 2003, the purchasers had converted approximately $1.57 million of principal on the June 2003 debentures resulting in the issuance of approximately 5.5 million shares of our common stock and we repaid approximately $23,600 of principal in cash. Subsequent to September 30, 2003 and through November 7, 2003, the purchasers converted an additional $2.7 million of principal on the debentures resulting in the issuance of approximately 11.8 million shares of our common stock.

April 2003 Convertible Debentures, as Amended

     On April 16, 2003, we entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd. and Alpha Capital AG. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include Bristol Investment Fund Ltd. as an investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, we received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 31,711,998 three-year common stock purchase warrants exercisable at a price of $0.0625 per share.

     In connection with the April 2003 debentures, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 134,082 three-year common stock purchase warrants exercisable at a price of $0.0625 per share.

     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $0.20 per share. We also had the right to make monthly payments on the debentures in shares of our common stock, valued at $0.20 per share, subject to a formula contained in the debentures.

     We had the right to redeem all, but not less than all, of the debentures at 120% of the principal outstanding. The conversion price of the debentures and the exercise price of the warrants were subject to adjustment in the event of stock splits, dividends and combinations, distributions of our common stock; and/or our issuance of additional common stock at less than the conversion price or exercise price, or at less than the fair market value of our common stock on the date of issuance. Resale of the shares issued upon conversion or payment of the debentures and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-105668) filed with the Securities and Exchange Commission, which was declared effective on June 9, 2003.

     The warrants issued in connection with the April 16, 2003 securities purchase agreement and the amendments dated May 8, 2003 and May 16, 2003, were exercisable during the three year period terminating April 2006. The relative fair value of these warrants was calculated to be approximately $800,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $268,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants. As of September 30, 2003, the entire discount resulting from the issuance of the warrants has been fully amortized to interest expense.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose form the beneficial conversion. As of September 30, 2003, the entire discount resulting from the beneficial conversion feature has been fully amortized to interest expense.

     We incurred costs of approximately $301,000 in connection with the April 2003 convertible debentures, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the three months ended September 30, 2003, we amortized approximately $88,000 to interest expense. As of September 30, 2003, these debt issuance costs have been fully amortized to interest expense.

     As of September 30, 2003, the purchasers had converted the entire principal balance on the April 2003 debentures resulting in the issuance of approximately 19 million shares of our common stock.

January 2003 Convertible Debentures, as Amended

     On January 31, 2003, we entered into a securities purchase agreement with Palisades Equity Fund LP, Crescent International Ltd., Alpha Capital AG, Brivis Investment Ltd. and Castlerigg Master Investments Ltd. for financing in the aggregate amount of approximately $2.1 million. Under the terms of the Agreement, Viragen received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses.

     In connection with the January 2003 debentures, we paid HPC Capital Management a finder’s fee of 6.5% and issued HPC Capital Management 73,080 five-year common stock purchase warrants exercisable at a price of $0.0625 per share. As a result of subsequent financings, the exercise price of these warrants was reduced to $0.01 per share.

     On February 27, 2003, we executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by Palisades Equity Fund LP and Alpha Capital AG in the aggregate amount of $375,000. Under the terms of the amendment, we received approximately $305,000 net of discounts and a 6.5% finder’s fee.

     These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of our common stock at a conversion price equal to $0.085. Resale of the shares issued upon conversion of the debentures, shares issued at closing and shares issued upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-103593) filed with the Securities and Exchange Commission, which was declared effective on March 28, 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     The securities purchase agreement entered into on January 31, 2003 and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 4,952,100 shares of our common stock and a total of 9,904,200 common stock purchase warrants exercisable at $0.0625 per share. In conjunction with the February 27, 2003 amendment, we also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 8,303,742 common stock purchase warrants held by them to $0.01 per share.

     The relative fair value of the 4,952,100 shares of our common stock issued in connection with the January 31, 2003 agreement and the amendment dated February 27, 2003 was calculated to be approximately $299,000. The relative fair value of the shares issued was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures.

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

     We incurred costs of approximately $179,000 in connection with the debentures issued in the January 31, 2003 securities purchase agreement and the amendment to this agreement on February 27, 2003, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method.

     As of June 30, 2003, the purchasers had converted the entire $2,475,000 of principal on the debentures resulting in the issuance of approximately 51.5 million shares of our common stock.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

November 2002 Convertible Debentures

     On November 8, 2002, we entered into a securities purchase agreement with Palisades Equity Fund, Bristol Investment Fund and Alpha Capital AG for financing in the aggregate amount of $1,950,000. Under the terms of the agreement, we received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to our related registration statement being declared effective by the SEC, we received an additional $911,625, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

     The convertible debentures issued on November 8, 2002 accrued interest at the rate of 5% per annum payable semi-annually and had a two-year term. The debentures were convertible immediately into shares of Viragen common stock. The conversion price was initially equal to $0.175, subject to reduction if certain events occurred with a floor of $0.125. In connection with the January 31, 2003 securities purchase agreement for additional financing in the form of convertible debentures, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.085 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.0625. Resale of the shares issued upon conversion of the debentures and those issuable upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-101480) filed with the Securities and Exchange Commission, which was declared effective on December 5, 2002.

     The securities purchase agreement also provided for the issuance of 604,500 common stock purchase warrants exercisable at a price of $0.20 per share, 744,500 common stock purchase warrants exercisable at a price of $0.25 per share, 604,500 common stock purchase warrants exercisable at a price of $0.30 per share, 1,625,000 common stock purchase warrants exercisable at a price of $0.40 per share and 1,300,000 common stock purchase warrants exercisable at a price of $0.60 per share. These warrants were exercisable during the three year period terminating November 14, 2005. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. Through March 31, 2003, we recognized all $326,260 as interest expense since the debentures were fully converted by March 31, 2003. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing entered into on January 31, 2003, and the subsequent amendment on February 27, 2003, the exercise price of these warrants was reduced to $0.01.

     As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $0.175 to $0.0625, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the period ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003 resulting in the recognition of additional interest expense totaling approximately $536,000 during the three months ended March 31, 2003. All of these items charged to interest expense were non-cash items.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     We incurred costs of approximately $153,000 in connection with the debentures issued during November and December 2002, which consisted of the finder’s fees, legal fees and the fair value of warrants issued to the finder. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. Through March 31, 2003, we recognized all $153,000 as interest expense from the amortization of these issuance costs since the debentures were fully converted by March 31, 2003.

     Through March 31, 2003, the purchasers had converted the entire $1,950,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 22.2 million shares of our common stock.

August 2002 Note, as Amended

     During August 2002, we executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bore interest at 8% and was secured by 2.5 million shares of our common stock. In connection with this transaction, we issued 53,868 common stock purchase warrants exercisable at $0.53 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of our common stock at a price of $0.175 per share in lieu of cash at Isosceles’ option. As a result of our subsequent financing transactions, this conversion price was reduced to $0.056. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 116,500 warrants at $0.25 per share, 116,500 warrants at $0.30 per share, 116,500 warrants at $0.35 per share, 406,250 warrants at $0.50 per share and 375,000 warrants at $0.60 per share. The warrants were exercisable for a three-year period. The fair value of the warrants, which was calculated to be $67,845, was charged to interest expense at the time of issuance. As a result of subsequent financing transactions, the exercise price of these warrants was reduced to $0.056. As a result of the stock purchase warrants issued and the calculated effective conversion price of the Note, a beneficial conversion amount of approximately $485,000 was calculated and charged to interest expense. All of these items charged to interest expense were non-cash items.

     During the three months ended September 30, 2003, we issued 9.6 million shares upon conversion of the principal of the August 2002 Note and accrued interest totaling approximately $536,000. No further amounts are due on this Note. In addition, Isosceles converted all 1,184,618 warrants issued in connection with this Note resulting in net proceeds to us of approximately $66,300. Resale of the shares issued upon conversion of the Isosceles Note and exercise of warrants issued in connection with this Note as amended are registered under our Form S-3 registration statement (File No. 333-106536) filed with the Securities and Exchange Commission, which was declared effective on July 11, 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

January 2002 Convertible Debentures

     On January 15, 2002, we entered into a securities purchase agreement with Elliott International, L.P. and Elliott Associates, L.P. (“Elliott”). Under the terms of this agreement, we issued two convertible debentures for a total principal amount of $2,500,000. The debentures carried an interest rate of 6% per annum. The principal and interest were payable commencing April 1, 2002 over nine equal monthly installments. We paid $176,000 for placement fees and expenses on the transaction. Resale of the shares issued upon conversion of the debentures and those issuable upon exercise of warrants or purchase option under this agreement are registered under the Form S-3 registration statement (File No. 333-82452) filed with the Securities and Exchange Commission, which was declared effective on February 26, 2002.

     The monthly installments were payable in shares of our common stock or cash (with a 5% premium) at our option. The debentures were convertible into shares of common stock at a price equal to the Conversion Price ($1.29465 per share) or, with respect to monthly installments which we elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $0.75 per share. The agreement provided that if we requested to make a monthly payment with stock valued at less than $0.75 per share, Elliott could, at their option, waive the $0.75 per share minimum.

     Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of our common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at the date of those sales, thus the exercise price on the warrants has been reduced to $0.59, and can continue to decrease.

     Under the securities purchase agreement, Elliott also has the option to purchase an additional 1,363,636 shares at a purchase price of $1.10 per share from May 11, 2002 through November 11, 2003, which may be exercised on a cashless basis. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The purchase price per share is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.10 purchase price and below the fair value of our common stock at the date of those sales, thus the purchase price has been reduced to $0.48, and can continue to decrease.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the warrants, option to purchase additional shares and the effective conversion price of the debentures, a beneficial conversion rate was calculated, which resulted in additional discount on the debentures of approximately $1.34 million. The total discount on the debentures at the date of issuance was approximately $2.08 million and was composed of the value attributed to the warrants, the additional purchase option and the beneficial conversion feature on the convertible debentures. The discount was amortized to interest expense using the effective interest rate method over the life of the debentures. In addition, deferred finance costs of $176,000, were amortized to interest expense over the life of the debentures using the effective interest rate method. We recorded non-cash interest expense for the three months ended September 30, 2002 of approximately $688,000 on these convertible debentures.

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

NOTE G – DEBT

Lines of Credit and Short Term Borrowings

     Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $1,093,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at September 30, 2003. The facility renews annually and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $935,000 and $999,000 as of September 30, 2003 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During July and August 2003, we obtained short term financing in the aggregate amount of approximately $301,000 bearing interest rates ranging from 5.19% to 6.45% for the purchase of certain corporate insurance policies. Principal and interest payments of approximately $38,000 are payable monthly. The outstanding balance on this short-term financing was approximately $199,000 as of September 30, 2003. The final payment on this short term financing will be in May 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE G – DEBT – (Continued)

Long-Term Debt

     Long-term debt includes a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $702,000 and $680,000 at September 30, 2003 and June 30, 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at September 30, 2003. We are required to make quarterly payments of principal and interest of approximately $8,500 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $871,000 as of September 30, 2003.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $29,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of September 30, 2003. This loan had an outstanding balance of approximately $527,000 and $505,000 at September 30, 2003 and June 30, 2003, respectively.

NOTE H – CAPITAL STOCK

     On September 29, 2003, we sold approximately 21.3 million shares of our common stock to institutional investors at $0.224 per share for an aggregate amount of approximately $4.8 million, net of related expenses. In connection with this transaction, we also issued three-year warrants to purchase a total of 4.26 million shares of our common stock at a price of $0.28 per share. In connection with this transaction, we issued 1.4 million shares of our common stock and a warrant to purchase 191,000 shares of our common stock at $0.224 per share as a fee to the finder for this transaction. The exercise prices these warrants are subject to adjustment downward depending upon future equity transactions.

     During the three months ended September 30, 2003, we issued approximately 18.8 million shares of our common stock upon conversion of outstanding convertible debentures and a Note. These shares were issued at prices ranging from $0.056 to $0.3173. Subsequent to September 30, 2003 and through November 7, 2003, we have issued an additional 11.8 million shares of our common stock as partial payment or upon conversion of outstanding convertible debentures. These shares were issued at $0.224 per share.

     During the three months ended September 30, 2003, we issued approximately 8.97 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.1722 resulting in net proceeds to us of approximately $1.3 million. Subsequent to September 30, 2003 and through November 7, 2003, we have issued approximately 2.9 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.0625 to $0.224 per share, resulting in net proceeds to us of approximately $600,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE H – CAPITAL STOCK – (Continued)

     As of November 7, 2003, there were 48,684,093 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible preferred stock, Series A	11,289
Officers, employees, and directors options (exercisable at an average price of $1.16 through June 2009)	4,617,000
Consultant warrants (exercisable at an average price of $2.60 through February 2009)	2,001,000
Debt and equity offering warrants (exercisable at an average price of $0.22 through June 2008)	36,212,743
Convertible debentures (Outstanding principal of $1,308,622 convertible through September 1, 2005 at a price of $0.224)	5,842,061

48,684,093

NOTE I – COMPREHENSIVE LOSS

     Comprehensive loss is comprised of our net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended
	September 30,

	2003	2002

Net loss	$(3,903,253)	$(3,014,684)
Other comprehensive income (loss):
Currency translation adjustment	685,927	(47,958)

Total comprehensive loss	$(3,217,326)	$(3,062,642)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE J – ROYALTY AGREEMENT

     We entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by us prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000. Royalties owed to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 are payable as follows: $30,000 by August 1, 2003; $30,000 by August 1, 2004; $30,000 by August 1, 2005. The payment of $30,000 due August 1, 2003 has been made. We will pay royalties to Medicore based on the sale of our natural human alpha interferon subsequent to June 30, 2003 on a quarterly basis in accordance with the terms of the amended agreement. For the three months ended September 30, 2003, royalties due under the agreement totaled approximately $2,600.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-110109) filed October 30, 2003 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating those “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-1 or S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge.

     Our business, results of operations and financial condition could be adversely affected by a number of risks and uncertainties, including the following:

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the fourth quarter of fiscal 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debentures.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     As of September 30, 2003, we had on-hand approximately $8,382,000 in cash. As of September 30, 2003, we had working capital of approximately $9,384,000 compared to working capital of approximately $2,475,000 as of June 30, 2003. The increase in working capital of approximately $6,909,000 compared to the previous fiscal year end balance was due primarily to approximately $6,077,000 raised through private equity placements and exercises of private placement warrants which were offset in part by the use of cash to fund operating activities totaling approximately $3,497,000, capital expenditures totaling approximately $44,000 and the repayment of convertible debentures, short term borrowings and long term debt of approximately $237,000.

     We have experienced losses and a negative cash flow from operations since inception. During the quarter ended September 30, 2003, we incurred a loss of approximately $3,903,000. For the fiscal years ended June 30, 2003, 2002 and 2001 we incurred losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. At September 30, 2003 we had an accumulated deficit of approximately $106,194,000. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Management believes we have enough cash to support operations through June 30, 2004. However, we will require substantial additional funding to support our operations subsequent to June 30, 2004. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For all of fiscal 2004, we anticipate the need of approximately $8.5 to $9.0 million for operating activities, $1.5 million for investing activities and $2.5 million to service our financing obligations assuming that the outstanding convertible debentures are repaid in cash and are not converted into common stock by our investors.

     Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility which is also located in Umea, Sweden. The need for the renovation of our owned facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed during 2004. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million

     On September 29, 2003, we sold approximately 22.7 million shares of our common stock to institutional investors at $0.224 per share for an aggregate amount of approximately $4.775 million, net of finder’s fees and related expenses. In connection with this transaction, we also issued approximately 4.46 million common stock purchase warrants with exercise prices ranging from $0.224 to $0.28. The exercise prices these warrants are subject to adjustment downward depending upon future equity transactions.

     During the three months ended September 30, 2003, we issued approximately 8.97 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.1722 resulting in net proceeds to us of approximately $1.3 million. Subsequent to September 30, 2003 and through November 7, 2003, we have issued approximately 2.9 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.0625 to $0.224 per share, resulting in net proceeds to us of approximately $600,000.

Convertible Debentures

     As of September 30, 2003, the outstanding principal balance of convertible debentures solely of the outstanding principal of the June 2003 convertible debentures. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note of approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     During the three months ended September 30, 2003, we issued approximately 18.8 million shares of common stock upon full conversion of the April 2003 debentures and the August 2002 Note and partial conversion of the June 2003 debentures. These shares were issued at prices ranging from $0.20 to $0.3173. We also made cash payments on the June 2003 debentures totaling approximately $24,000. Subsequent to September 30, 2003, we have issued an additional 11.8 million shares of our common stock as partial payment of or upon conversion of the June 2003 debentures. As a result of the stock sale agreement entered into on September 29, 2003, the conversion price of the June 2003 debentures has been reduced from $0.3177 to $0.224. Subsequent to September 30, 2003 and through November 7, 2003, the outstanding principal balance of our convertible debentures has been further reduced to approximately $1.3 million.

Results of Operations

Product sales and cost of sales

     For the three months ended September 30, 2003, product sales totaled approximately $52,000 compared to product sales of approximately $345,000 for the three months ended September 30, 2002. The decrease in product sales of approximately $293,000 for the three months ended September 30, 2003 is primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which has expired. For the three months ended September 30, 2002, bulk product sales totaled approximately $267,000 or approximately 77% of total product sales. Product sales for the three months ended September 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

     Cost of sales and excess/idle production costs totaled approximately $369,000 for the three months ended September 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility also located in Umea, Sweden, which is currently being outfitted.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three month ended September 30, 2003 totaled approximately $814,000, a decrease of approximately $18,000 when compared to the three months ended September 30, 2002. The decrease in research and development costs is primarily attributed to a decrease in costs related to oncology projects for the three months ended September 30, 2003 totaling approximately $305,000. This decrease was partially offset by increases in our avian transgenic project and Multiferon related projects totaling approximately $157,000 and $77,000, respectively.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $1,466,000 for the three months ended September 30, 2003 compared to approximately $1,731,000 for the three months ended September 30, 2002. This decrease of approximately $265,000 is mainly attributed to decreases in payroll related expenses, consulting fees, and legal fees at our Florida headquarters totaling approximately $196,000, $51,000, and $21,000, respectively. These decreases were partially offset by an increase in insurance expense at our Florida headquarters totaling approximately $35,000.

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

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the three months ended September 30, 2003, amortization of intangible assets totaled approximately $37,000 compared to approximately $57,000 during the three months ended September 30, 2002. This decrease is attributed to a reduction in amortization as a result of the customer contract being fully amortized as of December 2002.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary. Interest and other income totaled approximately $223,000 for the three months ended September 30, 2003, representing an increase of approximately $182,000 when compared to the same period of the preceding year. This increase is attributed to additional grant income totaling approximately $70,000 and income generated from research and development support services provided by our Swedish subsidiary totaling approximately $83,000 during the three months ended September 30, 2003.

Interest Expense

     Interest expense for the three months ended September 30, 2003 totaling approximately $1,792,000 primarily consists of interest expense on our convertible debentures of approximately $1,750,000. Approximately $1,148,000 of this amount was non-cash expense comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature. Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 10.60%. Interest expense for the three months ended September 30, 2002 totaling approximately $811,000 primarily consists of interest expense on our convertible debentures of approximately $759,000.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2003, income tax benefit totaled approximately $11,000 compared to approximately $19,400 for the same period of the preceding year. Income tax benefit for the three months ended September 30, 2003 and September 30, 2002 is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $533,000 as of September 30, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Research and Development Projects

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

     For the three months ended September 30, 2003, costs incurred related to the avian transgenics project totaled approximately $231,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the avian transgenics project totaling approximately $949,000, $778,000 and $477,000, respectively. Since the date of inception of this project, we have incurred approximately $2,435,000 in research and development costs.

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

     For the three months ended September 30, 2003, costs incurred related to the CD55 project totaled approximately $21,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the CD55 project totaling approximately $144,000, $298,000 and $258,000, respectively. Since the date of inception of this project, we have incurred approximately $721,000 in research and development costs.

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

     We did not incur any costs related to the IEP project during the three months ended September 30, 2003. For the fiscal year ended 2003 we incurred costs related to the IEP 11 project totaling approximately $85,000. Since the date of inception of this project, we have incurred approximately $85,000 in research and development costs.

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

     For the three months ended September 30, 2003, costs incurred related to the R24 project totaled approximately $15,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the R24 project totaling approximately $598,000, $629,000 and $218,000, respectively. Since the date of inception of this project, we have incurred approximately $1,553,000 in research and development costs.

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

     For the three months ended September 30, 2003, costs incurred related to the Notch-1 project totaled approximately $7,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the Notch-1 project totaling approximately $2,000, $586,000 and $497,000, respectively. Since the date of inception of this project, we have incurred approximately $1,092,000 in research and development costs.

     Estimated completion dates, completion costs, and future material net cash inflows, if any, for the above oncological projects are not reasonably certain and are not determinable at this time. The timelines and associated costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond our control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of contract cell banking and manufacturing slots for the preparation of Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.

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

Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

     While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gain or loss results in an adjustment to income.

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

     During the three months ended September 30, 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of September 30, 2003, the U.S. dollar has lost approximately 1.02% and 4.44% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of September 30, 2003.

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On September 29, 2003, we sold 21,316,964 shares of our common stock and warrants to purchase 4,263,394 shares of our common stock as follows:

	Number of Shares	Number of Warrants

Palisades Equity Fund LP	4,799,107	959,821
Alpha Capital AG	3,794,643	758,929
Crescent International, Ltd.	4,464,286	892,857
Bristol Investment Fund Ltd.	3,794,643	758,929
Gryphon Master Fund, LP	2,232,143	446,429
Crestview Capital Fund II, LP	1,785,714	357,143
PEF Advisors LLC	223,214	44,643
PEF Advisors Ltd.	223,214	44,643

	21,316,964	4,263,394

     The aggregate offering price was $4,775,000 or $0.224 per share. The warrants are exercisable for three years at a price of $0.28 per share. In connection with this transaction, we issued 1.4 million shares of our common stock and a warrant to purchase 191,000 shares of our common stock at $0.224 per share as a fee to the finder for this transaction. We have filed a registration statement on Form S-3 (File No. 333-110109) covering resale of the shares issued and those issuable upon conversion of the warrants with the Securities and Exchange Commission.

     This transaction was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder as transactions by an issuer not involving any public offering. Each purchaser represented that (a) it was acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof unless registered or exempt from registration, (b) it was an “accredited investor,” (c) it had such knowledge and experience in business and financial matters that it was able to understand the risks and merits of an investment in our securities, and (d) it did not acquire the securities as a result of any general solicitation or advertising. Moreover, appropriate restrictive legends were affixed to the share certificates issued in this transactions and each purchaser had access to sufficient information about us in order to make an informed investment decision.

Item 5. Other Information

     In October 2003, Gerald Smith resigned as a director of Viragen, Inc., ViraGenics, Inc., our wholly-owned subsidiary, and Viragen International, our majority owned subsidiary, and other subsidiary boards on which he had served. In October 2003, Mr. Per-Erik Persson, a director of Viragen International, was appointed to the board of directors of Viragen, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.92	Securities Purchase Agreement dated as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.93	Registration Rights Agreement entered into as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.94	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated September 29, 2003 (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Current Report on Form 8-K, filed July 1, 2003, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on June 27, 2003.

Current Report on Form 8-K, filed October 2, 2003, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on September 29, 2003.

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
Date: November 10, 2003