Form 10-Q
period 2003-12-31
VIRAGEN INC
filed 2004-02-10
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 5, 2004, there were 365,919,879 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1)	Consolidated condensed statements of operations (unaudited) for the three and six months ended December 31, 2003 and 2002

2)	Consolidated condensed balance sheets as of December 31, 2003 (unaudited) and June 30, 2003

3)	Consolidated condensed statements of cash flows (unaudited) for the six months ended December 31, 2003 and 2002

4)	Notes to consolidated condensed financial statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Product sales	$60,041	$126,592	$111,647	$471,477
Costs and expenses
Cost of sales	532,023	103,784	901,030	421,957
Research and development	811,318	914,225	1,625,740	1,746,553
Selling, general and administrative	1,727,258	1,715,741	3,193,521	3,446,989
Amortization of intangible assets	38,814	58,108	76,227	115,125
Interest and other income	(252,992)	(123,155)	(476,216)	(164,759)
Interest expense	4,895,398	1,942,195	6,687,030	2,753,463

Loss before income taxes and minority interest	(7,691,778)	(4,484,306)	(11,895,685)	(7,847,851)
Income tax benefit	10,957	19,386	21,914	38,772
Minority interest in loss of subsidiary	343,025	332,286	632,722	661,761

Net loss	(7,337,796)	(4,132,634)	(11,241,049)	(7,147,318)
Deduct required dividends on convertible preferred stock, Series A	663	663	1,325	1,325

Net loss attributable to common stock	$(7,338,459)	$(4,133,297)	$(11,242,374)	$(7,148,643)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.02)	$(0.04)	$(0.04)	$(0.06)
Weighted average common shares — basic and diluted	325,314,218	117,196,983	299,337,508	112,032,583

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,147,672	$5,942,501
Accounts receivable	74,867	105,334
Inventories	3,665,239	3,311,583
Prepaid expenses	375,176	256,778
Other current assets	256,197	633,637

Total current assets	15,519,151	10,249,833
Property, plant and equipment
Land, building and improvements	3,643,880	3,524,076
Equipment and furniture	5,604,409	5,461,096
Construction in progress	1,383,830	551,493

	10,632,119	9,536,665
Less accumulated depreciation	(4,031,995)	(3,552,117)

	6,600,124	5,984,548
Goodwill	10,731,744	9,678,302
Developed technology, net	1,989,109	1,869,122
Deposits and other assets	85,612	85,612

	$34,925,740	$27,867,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,007,154	$1,666,769
Accrued expenses and other liabilities	728,849	996,399
Convertible debentures	—	4,051,762
Lines of credit and short term borrowings	926,105	999,192
Current portion of long-term debt	129,161	60,421

Total current liabilities	2,791,269	7,774,543
Royalties payable	107,866	107,866
Long-term debt, less current portion	1,228,755	1,124,335
Minority interest in subsidiary	2,313,232	2,596,269
Deferred income tax liability	522,282	544,196
Commitments and contingencies
Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value; 700,000,000 shares authorized; 358,566,420 issued and outstanding at December 31, 2003; 258,586,656 issued and outstanding at June 30, 2003	3,585,665	2,585,866
Additional paid-in capital	134,545,699	112,922,621
Accumulated deficit	(113,532,923)	(102,290,549)
Accumulated other comprehensive income	3,361,245	2,499,620

Total stockholders’ equity	27,962,336	15,720,208

	$34,925,740	$27,867,417

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(11,241,049)	$(7,147,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440,348	423,931
Amortization of intangible assets	76,227	115,125
Loss on sale of property, plant and equipment	19,794	8,578
Compensation expense (reversal) on stock options and warrants	20,259	(61,493)
Minority interest in loss of subsidiary	(632,722)	(661,761)
Amortization of discount on convertible debentures and promissory notes	6,141,296	2,422,951
Amortization of deferred financing costs	454,735	144,037
Income tax benefit	(21,914)	(38,772)
Increase (decrease) relating to operating activities from:
Accounts receivable	30,467	286,882
Inventories	(353,656)	(972,491)
Prepaid expenses	183,172	66,424
Other current assets	(77,295)	826,978
Accounts payable	(663,864)	726,597
Accrued expenses and other liabilities	(216,820)	(233,306)
Notes due from directors	—	4,836

Net cash used in operating activities	(5,841,022)	(4,088,802)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(786,401)	(329,349)

Net cash used in investing activities	(786,401)	(329,349)
FINANCING ACTIVITIES
Net proceeds from private equity placements	9,007,733	2,735,523
Net payments on lines of credit and short term promissory notes	(460,613)	(325,626)
Net borrowings (payments) on long-term debt	43,205	(27,391)
Net proceeds from issuance of convertible debentures	—	2,308,250
Payments on convertible debentures	(65,316)	(1,111,113)
Collections on notes due from directors	—	50,000
Proceeds from exercise of debt and equity offering warrants, net	2,906,786	14,433

Net cash provided by financing activities	11,431,795	3,644,076
Effect of exchange rate fluctuations on cash	400,799	40,167

Increase (decrease) in cash and cash equivalents	5,205,171	(733,908)
Cash and cash equivalents at beginning of period	5,942,501	765,861

Cash and cash equivalents at end of period	$11,147,672	$31,953

     During the six months ended December 31, 2003 and December 31, 2002, we had the following non-cash financing activities:

	Six Months Ended
	December 31,

	2003	2002

Purchase of insurance with notes payable	$301,570	$30,886
Conversion of convertible debentures and accrued interest into common stock	7,264,036	1,285,556

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

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

     The accompanying unaudited interim consolidated condensed financial statements for Viragen, Inc. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2003.

     Certain amounts in prior periods’ consolidated condensed financial statements have been reclassified to conform to the current periods’ presentation. The reclassifications had no effect on previously reported results of operations.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

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

     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. During the three months ended December 31, 2003, we recorded an adjustment of non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of warrants issued in connection with the April and June 2003 convertible debentures. Please see Note F and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

     During the three and six months ended December 31, 2003 we incurred losses of approximately $7,338,000 and $11,241,000, respectively. During the years ended June 30, 2003, 2002 and 2001, we incurred significant losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. We have an accumulated deficit of approximately $113,533,000 as of December 31, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. We had cash and cash equivalents of approximately $11,148,000 and working capital of approximately $12,728,000 at December 31, 2003. We will require substantial additional funding to support our operations subsequent to December 31, 2004. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

NOTE B – STOCK BASED COMPENSATION

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE B – STOCK BASED COMPENSATION – (Continued)

     The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss as reported	$(7,337,796)	$(4,132,634)	$(11,241,049)	$(7,147,318)
Stock based compensation determined under the fair value method	(7,668)	(132,320)	(23,912)	(282,491)

Proforma net loss	(7,345,464)	(4,264,954)	(11,264,961)	(7,429,809)
Preferred dividends, Series A	(663)	(663)	(1,325)	(1,325)

Pro forma net loss attributable to common stock	$(7,346,127)	$(4,265,617)	$(11,266,286)	$(7,431,134)

Proforma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.02)	$(0.04)	$(0.04)	$(0.06)
Basic and diluted – pro forma	$(0.02)	$(0.04)	$(0.04)	$(0.07)

NOTE C – ACQUISITION

     On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed, and is now marketed as Multiferon.

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

If and as each of these milestones is met, the additional shares of Viragen International will be issued.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of December 31, 2003 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent attainment of certain milestones by ViraNative in January 2002 as discussed in Note C. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $3,144,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2003:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	1,053,442

Balance as of December 31, 2003	$10,731,744

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of our fiscal year ended June 30, 2003, we completed the annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on the results of the review, we determined that no impairment of this asset existed as of April 1, 2003. As of December 31, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of Viragen International’s common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     The developed technology intangible asset reported in our balance sheets as of December 31, 2003 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2003 and June 30, 2003 is as follows:

	December 31,	June 30,
	2003	2003

Developed technology, gross	$2,364,675	$2,132,555
Accumulated amortization	(375,566)	(263,433)

Developed technology, net	$1,989,109	$1,869,122

     Our developed technology asset consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $715,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

     The estimated aggregate amortization expense for the fiscal year ending June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$154,000
2005	155,000
2006	155,000
2007	155,000
2008	155,000

     Our intangible assets were pledged as collateral in connection with a series of our convertible debentures. These debentures were issued from January 2003 through June 2003 totaling approximately $11.8 million. As of December 31, 2003, there was no principal balance outstanding on these convertible debentures. We satisfied this obligation either by payment of the outstanding debentures or through the issuance of shares of Viragen common stock upon conversion of the debentures.

NOTE E – INVENTORIES

     Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Finished product and work in process costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Raw materials and supplies cost is determined on a first-in, first-out basis. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

     Inventories consisted of the following at December 31, 2003 and June 30, 2003:

	December 31,	June 30,
	2003	2003

Finished product	$1,197,315	$845,836
Work in process	2,268,402	2,307,499
Raw materials and supplies	199,522	158,248

Total inventories	$3,665,239	$3,311,583

     Certain raw materials used in the manufacture of our natural human alpha interferon product are available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES

     The outstanding principal balance of our convertible debentures as of December 31, 2003 and June 30, 2003 is as follows:

	December 31,	June 30,
	2003	2003

Outstanding principal	$—	$7,293,973
Less: discounts	—	(3,242,211)

	$—	$4,051,762

     As of December 31, 2003, there is no principal balance outstanding on the convertible debentures, as the previously outstanding debentures were satisfied either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note totaling approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     Our obligations under the convertible debentures had been guaranteed by our subsidiaries, including Viragen International and its subsidiaries, and collateralized by a security agreement pledging all tangible and intangible assets not otherwise encumbered. This guarantee was in effect until we satisfied the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures.

Warrant Revaluation

     We issued common stock purchase warrants in connection with the sale of convertible debentures under our April and June 2003 securities purchase agreements. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent auditors, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 and $509,000 as of June 30, 2003 and September 30, 2003, respectively. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there is no impact on the cash flows of the Company for the June 30, 2003, September 30, 2003 and December 31, 2003 periods. As of December 31, 2003 there is no effect on total stockholders’ equity as a result of these adjustments.

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

     These convertible debentures were to mature on September 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debenture. For the six months ended December 31, 2003, we recognized approximately $659,000 as interest expense from the amortization of the original issue discount. As of December 31, 2003, this original issue discount has been fully amortized to interest expense.

     The debentures were convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $0.3173, which was subsequently reduced to $0.224 as a result of our September 2003 financing transaction. This conversion price was subject to further reductions if we entered into additional financing transactions for the sale of our stock below the public trading price and below the conversion price. In the event the average of the ten closing bid prices of our common stock immediately prior to any monthly payment installment date exceeded 133% of the conversion price, we were permitted to repay such installment through the issuance of our common stock valued at the conversion price. We had the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding. Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     The warrants issued in connection with the June 2003 debentures are exercisable during the five year period terminating June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the six months ended December 31, 2003, we recognized approximately $1,375,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. As a result of the revaluation of these warrants discussed above, we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000 which was fully amortized as non-cash interest expense during the three months ended December 31, 2003. As of December 31, 2003, the entire discount resulting from the issuance of the warrants has been fully amortized to interest expense.

     As a result of the common stock purchase warrants issued in connection with the June 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $0.3173 to $0.224. Due to this reduction in the conversion price of these debentures, additional beneficial conversion of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts were amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the outstanding debentures from $0.224 to $0.20 as a result of a financing transaction entered into in December 2003, additional beneficial conversion of approximately $96,000 was calculated and charged to interest expense during the three months ended December 31, 2003. For the six months ended December 31, 2003, we recognized approximately $2,164,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature. As a result of the revaluation of these warrants discussed above, an additional beneficial conversion amount was recognized and recorded as a discount on the principal amount of the debentures totaling approximately $405,000 which was fully amortized as non-cash interest expense during the three months ended December 31, 2003. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature has been fully amortized to interest expense.

     We incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the six months ended December 31, 2003, we recognized approximately $367,000 as interest expense from the amortization of these debt issuance costs. As of December 31, 2003, these debt issuance costs have been fully amortized to interest expense.

     As of December 31, 2003, the purchasers had converted approximately $5.5 million of principal on the June 2003 debentures resulting in the issuance of approximately 23.4 million shares of our common stock and we repaid approximately $65,000 of principal in cash. No amounts are outstanding on these debentures as of December 31, 2003.

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

     The warrants issued in connection with the April 16, 2003 securities purchase agreement and the amendments dated May 8, 2003 and May 16, 2003, were exercisable during the three year period terminating April 2006. The relative fair value of these warrants was calculated to be approximately $800,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $268,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants. As of September 30, 2003, the entire initial discount resulting from the issuance of the warrants had been fully amortized to interest expense. As a result of the revaluation of these warrants discussed above, we recorded additional non-cash interest expense of approximately $505,000 during the three months ended December 31, 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion. As of September 30, 2003, the entire initial discount resulting from the beneficial conversion feature has been fully amortized to interest expense. As a result of the revaluation of these warrants discussed above, we recorded additional non-cash interest expense of approximately $108,000 during the three months ended December 31, 2003.

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

     As a result of the shares of common stock and the common stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $1,310,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the debentures from $0.085 to as low as $0.041, additional beneficial conversion of approximately $107,000 was calculated and charged to interest expense during the three months ended March 31, 2003.

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

     As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $0.175 to $0.0625, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the three months ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003 resulting in the recognition of additional interest expense totaling approximately $536,000 during the three months ended March 31, 2003. All of these items charged to interest expense were non-cash items.

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

     As of March 31, 2003, the purchasers had converted the entire $1,950,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 22.2 million shares of our common stock.

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

     Under the securities purchase agreement, Elliott also received warrants to purchase a total of 405,515 shares of our common stock. The warrants were exercisable at $1.4796 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $1.4796 exercise price of these warrants and below the fair value of our common stock at the date of those sales, thus the exercise price on the warrants has been reduced to $0.56, and can continue to decrease.

     Under the securities purchase agreement, Elliott had the option to purchase an additional 1,363,636 shares at a purchase price of $1.10 per share from May 11, 2002 through November 11, 2003, which expired unexercised. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The purchase price per share was subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation.

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

NOTE G – DEBT

Lines of Credit and Short Term Borrowings

     Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $1,160,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at December 31, 2003. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $842,000 and $999,000 as of December 31, 2003 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During July and August 2003, we obtained short term financing in the aggregate amount of approximately $301,000 bearing interest rates ranging from 5.19% to 6.45% for the purchase of certain corporate insurance policies. Principal and interest payments of approximately $38,000 are payable monthly. The outstanding balance on this short-term financing was approximately $84,000 as of December 31, 2003. The final payment on this short term financing will be in May 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE G – DEBT – (Continued)

Long-Term Debt

     Long-term debt includes a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $736,000 and $680,000 at December 31, 2003 and June 30, 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at December 31, 2003. We are required to make quarterly payments of principal and interest of approximately $9,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $925,000 as of December 31, 2003.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $31,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 9.90% as of December 31, 2003. This loan had an outstanding balance of approximately $622,000 and $505,000 at December 31, 2003 and June 30, 2003, respectively.

NOTE H – CAPITAL STOCK

     On December 23, 2003, we sold approximately 22.8 million shares of our common stock to institutional investors at $0.20 per share for an aggregate amount of approximately $4.55 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 6.83 million shares of our common stock at a price of $0.26 per share. In connection with this transaction, we paid approximately $296,000 and issued a warrant to purchase 182,000 shares of our common stock at $0.20 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon future equity transactions.

     On September 29, 2003, we sold approximately 21.3 million shares of our common stock to institutional investors at $0.224 per share for an aggregate amount of approximately $4.78 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 4.26 million shares of our common stock at a price of $0.28 per share. In connection with this transaction, we issued 1.4 million shares of our common stock and a warrant to purchase 191,000 shares of our common stock at $0.224 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon future equity transactions.

     During the six months ended December 31, 2003, we issued approximately 36.8 million shares of our common stock upon conversion of outstanding convertible debentures and a Note. These shares were issued at prices ranging from $0.056 to $0.3173.

     During the six months ended December 31, 2003, we issued approximately 17.8 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.224 resulting in net proceeds to us of approximately $2.9 million. Subsequent to December 31, 2003 and through February 5, 2004, we have issued approximately 6.6 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.10 to $0.224 per share, resulting in net proceeds to us of approximately $876,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE H – CAPITAL STOCK – (Continued)

     As of February 5, 2004, there were 33,923,689 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible preferred stock, Series A	11,289
Officers, employees, and directors options (exercisable at an average price of $1.20 through December 2009)	2,592,000
Consultant warrants (exercisable at an average price of $2.56 through February 2009)	1,988,500
Debt and equity offering warrants (exercisable at an average price of $0.24 through June 2008)	29,331,900

33,923,689

NOTE I – COMPREHENSIVE LOSS

     Comprehensive loss is comprised of our net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(7,337,796)	$(4,132,634)	$(11,241,049)	$(7,147,318)
Other comprehensive income:
Currency translation adjustment	175,698	769,550	861,625	721,592

Comprehensive loss	$(7,162,098)	$(3,363,084)	$(10,379,424)	$(6,425,726)

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

     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by us prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000. Royalties owed to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 are payable as follows: $30,000 by August 1, 2003; $30,000 by August 1, 2004; $30,000 by August 1, 2005. The payment of $30,000 due August 1, 2003 has been made. We will pay royalties to Medicore based on the sale of our natural human alpha interferon subsequent to June 30, 2003 on a quarterly basis in accordance with the terms of the amended agreement. For the three and six months ended December 31, 2003, royalties due under the agreement totaled approximately $2,900 and $5,500, respectively.

NOTE K – TRANSACTIONS WITH RELATED PARTIES

     In October 1998, Peter Fischbein, a former director, exercised options to purchase 200,000 shares of Viragen common stock at $0.50 per share. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. The promissory note bore interest at 5.06%, payable semi-annually, and is secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 25,000 shares of Viragen common stock at $0.50 per share through the issuance of another promissory note and escrow agreement. Principal on the promissory note totals $12,500 and bore interest at 6.46%. The purchased shares are being held in escrow, pending payment of the related note pursuant to the provisions of the pledge and escrow agreements. The outstanding balance on these notes as of December 31, 2003 totaled approximately $115,000 including accrued interest. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein issued a new two year note for the outstanding principal and accrued interest totaling approximately $115,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our consolidated financial position, results of operations or cash flows.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Form S-3 (File No. 333-112168) filed January 23, 2004 with the Securities and Exchange Commission. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-1 or S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge.

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

Recent Developments

     In February 2004, we filed a patent application with the British Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu.

     Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses have certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures.

     While no studies are currently planned or ongoing, we believe that Multiferon is a prime candidate for evaluation in avian influenza studies. We are contacting those international research organizations which are conducting studies in this area and offering samples of our product for in vitro and human evaluations.

     In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to distribute our natural human alpha interferon, Multiferon™, exclusively in Chile. Headquartered in Santiago, Pentafarma is a specialized leader for the distribution of healthcare products related to dialysis and nephrology and is a wholly-owned subsidiary of Fresenius Medial Care, the world’s largest, integrated provider of products and services for chronic kidney failure. Pentafarma believes that Multiferon may offer benefits to a growing segment of its dialysis patients and intends to initially evaluate the use of Multiferon in dialysis patients diagnosed with chronic hepatitis C. The agreement provides that Pentafarma shall take all measures necessary to achieve regulatory approval of Multiferon in Chile.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of Viragen International’s common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debentures.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     As of December 31, 2003, we had on-hand approximately $11,148,000 in cash. As of December 31, 2003, we had working capital of approximately $12,728,000, compared to working capital of approximately $2,475,000 as of June 30, 2003. The increase in cash of approximately $5,205,000 compared to the previous fiscal year end balance was due primarily to approximately $11,915,000 raised through private equity placements and exercises of private placement warrants. Cash used to fund operations during the six months ended December 31, 2003 totaling approximately $5,841,000, included the reduction in our accounts payable and other accrued expenses balance by approximately $881,000. For the six months ended December 31, 2003, capital expenditures included approximately $775,000 related to the build-out of our production facility in Sweden and financing expenditures included the repayment of convertible debentures, short-term borrowings and long-term debt of approximately $483,000.

     On December 23, 2003, we sold approximately 22.8 million shares of our common stock to institutional investors at $0.20 per share for an aggregate amount of approximately $4.55 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 6.83 million shares of our common stock at a price of $0.26 per share. In connection with this transaction, we paid approximately $296,000 and issued a warrant to purchase 182,000 shares of our common stock at $0.20 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon future equity transactions.

     On September 29, 2003, we sold approximately 21.3 million shares of our common stock to institutional investors at $0.224 per share for an aggregate amount of approximately $4.78 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 4.26 million shares of our common stock at a price of $0.28 per share. In connection with this transaction, we issued 1.4 million shares of our common stock and a warrant to purchase 191,000 shares of our common stock at $0.224 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon future equity transactions.

     During the six months ended December 31, 2003, we issued approximately 17.8 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.224 resulting in net proceeds to us of approximately $2.9 million. Subsequent to December 31, 2003 and through February 5, 2004, we have issued approximately 6.6 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.10 to $0.224 per share, resulting in net proceeds to us of approximately $876,000.

     As of December 31, 2003, there is no principal balance outstanding on our convertible debentures, as the previously outstanding debentures were satisfied either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. During the six months ended December 31, 2003, we issued approximately 36.8 million shares of our common stock upon conversion of outstanding convertible debentures and a Note. These shares were issued at prices ranging from $0.056 to $0.3173. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note totaling approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     We have experienced losses and a negative cash flow from operations since inception. During the three and six months ended December 31, 2003, we incurred losses of approximately $7,338,000 and $11,241,000, respectively. For the fiscal years ended June 30, 2003, 2002 and 2001 we incurred losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. At December 31, 2003 we had an accumulated deficit of approximately $113,533,000. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Management believes we have enough cash to support operations through December 31, 2004. However, we will require substantial additional funding to support our operations subsequent to December 31, 2004. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For all of fiscal 2004, we anticipate the need of approximately $9.0 to $10.0 million for operating activities, $1.5 million for investing activities and $1.0 million to service our financing obligations.

     Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility, which is also located in Umea, Sweden, which is in the process of being renovated. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed during 2004. As of December 31, 2003, we have invested approximately $775,000 on the renovation of this facility and the project is proceeding according to plan. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period in which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million

Results of Operations

Product sales

     For the three months ended December 31, 2003, product sales totaled approximately $60,000 compared to product sales of approximately $127,000 for the quarter ended December 31, 2002. For the six months ended December 31, 2003, product sales totaled approximately $112,000 compared to approximately $472,000 for the six months ended December 31, 2002. The decreases in product sales of approximately $67,000 and $360,000 for the three and six months ended December 31, 2003, respectively, are primarily attributed to the absence of sales to Alfa Wasserman under a contractual arrangement which expired in December 2002. For the three and six months ended December 31, 2002, sales to Alfa Wasserman totaled approximately $56,000 and $378,000, respectively.

     During 2002 and 2003, we entered into several agreements for the distribution of our natural human alpha interferon, Multiferon, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

     There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance, performance of assigned distributors, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of sales

     Cost of sales and excess/idle production costs totaled approximately $532,000 and $901,000 for the three and six months ended December 31, 2003, respectively. The increases in cost of sales of approximately $428,000 and $479,000 for the three and six months ended December 31, 2003, respectively, and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umea, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs totaled approximately $811,000 for the three months ended December 31, 2003 compared to approximately $914,000 for the three months ended December 31, 2002. This decrease of approximately $103,000 is mainly attributed to a decrease in costs related to oncology projects of approximately $217,000. This decrease was offset in part by increases in costs related to our avian transgenic project and costs incurred in the development of potential commercial applications of our natural human alpha interferon product totaling approximately $37,000 and $66,000, respectively.

     For the six months ended December 31, 2003, research and development costs totaled approximately $1,626,000 compared to approximately $1,747,000 for the three months ended December 31, 2002. This decrease of approximately $121,000 is mainly attributed to a decrease in costs related to oncology projects of approximately $521,000. This decrease was offset in part by increases in costs related to our avian transgenic project and costs incurred in the development of potential commercial applications of our natural human alpha interferon product totaling approximately $193,000 and $147,000, respectively.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization. Selling, general and administrative expenses totaled approximately $1,727,000 for the three months ended December 31, 2003 compared to approximately $1,716,000 for the three months ended December 31, 2002. This increase of approximately $11,000 or 1% is mainly attributed to increases in consulting fees, insurance expense, and a reserve for notes receivable associated with a former director at our Florida headquarters totaling approximately $55,000, $35,000, and $64,000, respectively. These increases were offset by decreases in payroll related expenses and legal fees incurred at our Florida headquarters totaling approximately $184,000 and $41,000, respectively.

     For the six months ended December 31, 2003, selling, general and administrative expenses totaled approximately $3,193,000 compared to approximately $3,447,000 for the three months ended December 31, 2002. This decrease of approximately $254,000 is mainly attributed to decreases in payroll related expenses and legal fees at our Florida headquarters totaling approximately $396,000, and $62,000, respectively. These decreases were partially offset by increase in insurance expense and a reserve recorded on notes receivable associated with a former director at our Florida headquarters totaling approximately $70,000 and $64,000, respectively.

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

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the three and six months ended December 31, 2003, amortization of intangible assets totaled approximately $39,000 and $76,000, respectively, compared to approximately $58,000 and $115,000 during the three and six months ended December 31, 2002. These decreases of approximately $19,000 and $39,000 in the amortization of intangible assets for the three and six months ended December 31, 2003, are a result of the acquired customer contract being fully amortized as of December 2002.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary. Interest and other income for the three and six months ended December 31, 2003, totaled approximately $253,000 and $476,000, respectively. Interest and other income increased approximately $130,000 and $311,000 when compared to the three and six months ended December 31, 2002, respectively. These increases are mainly attributed to increases in grant income for the three and six months ended December 31, 2003 totaling approximately $90,000 and $183,000, respectively. Also contributing to these increases in interest and other income were increases in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $25,000 and $124,000 for the three and six month ended December 31, 2003

Interest Expense

     Interest expense for the three and six months ended December 31, 2003 totaling approximately $4,895,000 and $6,687,000, respectively, primarily consists of interest expense on our convertible debentures of approximately $4,848,000 and $6,598,000, respectively. Approximately $4,616,000 and $6,279,000 of these amounts represent non-cash interest expense for the three and six months ended December 31, 2003, respectively. This non-cash interest expense is comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the three and six months ended December 31, 2003, was an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of the warrants issued in connection with the April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent auditors, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had revaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $436,000 in the quarter ended June 30, 2003 and $477,000 in the quarter ended September 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Also, we recorded additional non-cash interest expense of approximately $509,000 in the quarter ended December 31, 2003 relating to this matter.

     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary totaling approximately $45,000 and $84,000 for the three and six months ended December 31, 2003, respectively, compared to interest expense totaling approximately $49,000 and $99,000 for three and six months ended December 31, 2002. These credit facilities have interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the six months ended December 31, 2003 and December 31, 2002, income tax benefit totaled approximately $22,000 and $39,000, respectively. Income tax benefit for these periods is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $522,000 as of December 31, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

     For the three and six months ended December 31, 2003, costs incurred related to the avian transgenics project totaled approximately $245,000 and $476,000, respectively. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the avian transgenics project totaling approximately $949,000, $778,000 and $477,000, respectively. Since the date of inception of this project, we have incurred approximately $2,680,000 in research and development costs.

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

     For the three and six months ended December 31, 2003, costs incurred related to the CD55 project totaled approximately $67,000 and $88,000, respectively. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the CD55 project totaling approximately $144,000, $298,000 and $258,000, respectively. Since the date of inception of this project, we have incurred approximately $788,000 in research and development costs.

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

     For the three and six months ended December 31, 2003, costs incurred related to the IEP 11 project totaled $5,000. For the fiscal year ended 2003 we incurred costs related to the IEP 11 project totaling approximately $85,000. Since the date of inception of this project, we have incurred approximately $90,000 in research and development costs.

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

     For the three and six months ended December 31, 2003, costs incurred related to the R24 project totaled approximately $15,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the R24 project totaling approximately $598,000, $629,000 and $218,000, respectively. Since the date of inception of this project, we have incurred approximately $1,553,000 in research and development costs.

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

     For the three and six months ended December 31, 2003, costs incurred related to the Notch-1 project totaled approximately $7,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the Notch-1 project totaling approximately $2,000, $586,000 and $497,000, respectively. Since the date of inception of this project, we have incurred approximately $1,092,000 in research and development costs.

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

Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our consolidated financial position, results of operations or cash flows.

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

     During the six months ended December 31, 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of December 31, 2003, the U.S. dollar has lost approximately 7.77% and 10.88% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of December 31, 2003.

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

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On December 23, 2003, we sold 22,750,000 shares of our common stock and warrants to purchase 6,825,000 shares of our common stock as follows:

	Number of Shares	Number of Warrants

Palisades Equity Fund LP	8,500,000	2,550,000
Alpha Capital AG	2,000,000	600,000
Crescent International, Ltd.	5,000,000	1,500,000
Bristol Investment Fund Ltd.	3,750,000	1,125,000
Gryphon Master Fund, LP	2,500,000	750,000
Gamma Opportunity Capital	1,000,000	300,000

	22,750,000	6,825,000

     The aggregate offering price was $4,550,000 or $0.20 per share. The warrants are exercisable for three years at a price of $0.26 per share. In connection with this transaction, we paid $295,750, or 6.5% of the gross proceeds and issued a warrant to purchase up to 182,000 shares of our common stock, exercisable at a price of $0.20 per share for a period of three years as a fee to the finder for this transaction. We have filed a registration statement on Form S-3 (File No. 333-112168) covering resale of the shares issued and those issuable upon conversion of the warrants with the Securities and Exchange Commission, which was declared effective on February 9, 2004.

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

     In December 2003, Dr. Randolph A. Pohlman, was appointed to the board of directors of Viragen, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits:

10.95	Securities Purchase Agreement dated as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003).

10.96	Registration Rights Agreement entered into as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003).

10.97	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated December 23, 2003 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

Current Report on Form 8-K, filed October 2, 2003, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on September 29, 2003.

Current Report on Form 8-K, filed December 31, 2003, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on December 23, 2003.

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

Date: February 6, 2004