Form 10-Q
period 2004-03-31
VIRAGEN INC
filed 2004-05-10
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-2101668 (I.R.S. Employer Identification No.)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices)

(954) 233-8746
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒ No ☐

As of May 7, 2004, there were 365,668,242 shares of the registrant’s common stock outstanding, par value $0.01.

%nbsp;

VIRAGEN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Product sales	$76,678	$48,140	$188,325	$519,617

Costs and expenses
Cost of sales	619,847	325,207	1,520,877	747,164
Research and development	951,116	886,630	2,576,856	2,633,183
Selling, general and administrative	1,909,264	1,928,473	5,102,785	5,375,462
Amortization of intangible assets	42,274	33,703	118,501	148,828
Interest and other income, net	(1,584)	(215,329)	(477,800)	(380,087)
Interest expense	42,080	1,508,191	6,729,110	4,261,654

Loss before income taxes and minority interest	(3,486,319)	(4,418,735)	(15,382,004)	(12,266,587)
Income tax benefit	10,957	10,957	32,871	49,729
Minority interest in net loss of subsidiary	427,812	375,836	1,060,534	1,037,597

Net loss	(3,047,550)	(4,031,942)	(14,288,599)	(11,179,261)
Deduct required dividends on convertible preferred stock, Series A	663	663	1,987	1,987

Net loss attributable to common stock	$(3,048,213)	$(4,032,605)	$(14,290,586)	$(11,181,248)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.01)	$(0.03)	$(0.04)	$(0.09)

Weighted average common shares — basic and diluted	363,730,364	141,131,553	320,645,689	121,590,639

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2004	2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,966,751	$5,942,501
Accounts receivable	42,934	105,334
Inventories	3,409,618	3,311,583
Prepaid expenses	1,310,863	256,778
Other current assets	290,230	633,637

Total current assets	13,020,396	10,249,833
Property, plant and equipment
Land, building and improvements	3,825,210	3,524,076
Equipment and furniture	5,509,431	5,461,096
Construction in progress	1,408,630	551,493

	10,743,271	9,536,665
Less accumulated depreciation	(4,165,659)	(3,552,117)

	6,577,612	5,984,548
Goodwill	10,213,568	9,678,302
Developed technology, net	1,853,351	1,869,122
Deposits and other assets	62,370	85,612

	$31,727,297	$27,867,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$961,685	$1,666,769
Accrued expenses and other liabilities	967,438	996,399
Convertible debentures	—	4,051,762
Lines of credit and short term borrowings	879,711	999,192
Current portion of long-term debt	122,924	60,421

Total current liabilities	2,931,758	7,774,543
Royalties payable	107,866	107,866
Long-term debt, less current portion	1,101,719	1,124,335
Minority interest in subsidiary	1,756,797	2,596,269
Deferred income tax liability	511,325	544,196

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; issued and outstanding 2,650 shares. Liquidation preference value: $10 per share, aggregating $26,500	2,650	2,650
Common stock, $.01 par value; 700,000,000 shares authorized; 365,614,879 issued and outstanding at March 31, 2004; 258,586,656 issued and outstanding at June 30, 2003	3,656,149	2,585,866
Additional paid-in capital	135,382,817	112,922,621
Accumulated deficit	(116,581,135)	(102,290,549)
Accumulated other comprehensive income	2,857,351	2,499,620

Total stockholders’ equity	25,317,832	15,720,208

	$31,727,297	$27,867,417

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(14,288,599)	$(11,179,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657,873	632,701
Amortization of intangible assets	118,501	148,828
Loss on disposition of property, plant and equipment	126,184	8,578
Compensation expense on stock options and warrants	17,837	61,734
Fees paid with common stock	55,000	—
Reserve for notes receivable	57,923	—
Minority interest in net loss of subsidiary	(1,060,534)	(1,037,597)
Amortization of discount on convertible debentures and promissory notes	6,141,296	3,766,879
Amortization of deferred financing costs	454,735	252,078
Deferred income tax benefit	(32,871)	(49,729)
Increase (decrease) relating to operating activities from:
Accounts receivable	62,400	312,909
Inventories	(98,035)	(1,293,550)
Prepaid expenses	(565,589)	11,575
Other current assets	(205,629)	843,667
Accounts payable	(809,053)	1,414,359
Accrued expenses and other liabilities	21,106	(91,393)
Notes due from directors	—	4,267

Net cash used in operating activities	(9,347,455)	(6,193,955)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(980,165)	(351,245)
Proceeds from sale of property, plant and equipment	35,783	—

Net cash used in investing activities	(944,382)	(351,245)

FINANCING ACTIVITIES
Net proceeds from private equity placements	8,960,150	2,735,523
Net payments on lines of credit and short term promissory notes	(471,141)	(382,661)
Net payments on long-term debt	(26,475)	(52,494)
Net proceeds from issuance of convertible debentures	—	4,426,463
Payments on convertible debentures	(65,316)	(1,111,113)
Collections on notes due from directors	—	100,000
Proceeds from exercise of common stock options	19,800	—
Proceeds from exercise of debt and equity offering warrants, net	3,783,033	49,418

Net cash provided by financing activities	12,200,051	5,765,136
Effect of exchange rate fluctuations on cash	116,036	83,022

Increase (decrease) in cash and cash equivalents	2,024,250	(697,042)
Cash and cash equivalents at beginning of period	5,942,501	765,861

Cash and cash equivalents at end of period	$7,966,751	$68,819

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

     During the nine months ended March 31, 2004 and March 31, 2003, we had the following non-cash financing activities:

	Nine Months Ended
	March 31,
	2004	2003
Purchase of insurance with notes payable	$301,570	$30,886
Conversion of convertible debentures and accrued interest into common stock	7,264,036	1,285,556
Prepaid expense with common stock	120,000	—
Cancellation of treasury stock	—	1,277,613

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

     We own approximately 79.7% of Viragen International, Inc. Viragen International operates primarily through its wholly owned subsidiaries, ViraNative AB, located in Umea, Sweden, and Viragen (Scotland) Limited, located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

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

     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. During the three months ended December 31, 2003, we recorded an adjustment of non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of warrants issued in connection with the April and June 2003 convertible debentures. Please see Note F and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

     During the three and nine months ended March 31, 2004 we incurred losses of approximately $3,048,000 and $14,289,000, respectively. During the years ended June 30, 2003, 2002 and 2001, we incurred significant losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. We have an accumulated deficit of approximately $116,581,000 as of March 31, 2004. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. We had cash and cash equivalents of approximately $7,967,000 and working capital of approximately $10,089,000 at March 31, 2004. We will require substantial additional funding to support our operations subsequent to December 31, 2004. Management’s plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us.

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

NOTE B – STOCK BASED COMPENSATION – (Continued)

     The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss as reported	$(3,047,550)	$(4,031,942)	$(14,288,599)	$(11,179,261)
Stock based compensation determined under the fair value method	(75,251)	(107,035)	(99,163)	(389,526)

Pro forma net loss	(3,122,801)	(4,138,977)	(14,387,762)	(11,568,787)

Preferred dividends, Series A	(663)	(663)	(1,987)	(1,987)

Pro forma net loss attributable to common stock	$(3,123,464)	$(4,139,640)	$(14,389,749)	$(11,570,774)

Pro forma loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.01)	$(0.03)	$(0.04)	$(0.09)
Basic and diluted – pro forma	$(0.01)	$(0.03)	$(0.04)	$(0.10)

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

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones as defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon in certain countries which must include Germany; and

•	2,933,190 additional shares when and if Multiferon has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon has been approved by the requisite regulatory bodies for sale in the USA.

If and as each of these milestones is met, the additional shares of Viragen International will be issued.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of March 31, 2004 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent attainment of certain milestones by ViraNative in January 2002 as discussed in Note C. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $2,626,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2004:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	535,266

Balance as of March 31, 2004	$10,213,568

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of our fiscal year ended June 30, 2003, we completed the annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on the results of the review, we determined that no impairment of this asset existed as of April 1, 2003. As of March 31, 2004, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of Viragen International’s common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     The developed technology intangible asset reported in our balance sheets as of March 31, 2004 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of March 31, 2004 and June 30, 2003 is as follows:

	March 31,	June 30,
	2004	2003
Developed technology, gross	$2,250,498	$2,132,555
Accumulated amortization	(397,147)	(263,433)

Developed technology, net	$1,853,351	$1,869,122

     Our developed technology asset consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $600,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

     The estimated aggregate amortization expense for the fiscal year ending June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$159,000
2005	163,000
2006	163,000
2007	163,000
2008	163,000

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

     Inventories consisted of the following at March 31, 2004 and June 30, 2003:

	March 31,	June 30,
	2004	2003
Finished product	$1,048,723	$845,836
Work in process	2,158,873	2,307,499
Raw materials and supplies	202,022	158,248

Total inventories	$3,409,618	$3,311,583

     Certain raw materials used in the manufacture of our natural human alpha interferon product are available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

NOTE F — CONVERTIBLE DEBENTURES

     The outstanding principal balance of our convertible debentures as of March 31, 2004 and June 30, 2003 is as follows:

	March 31,	June 30,
	2004	2003
Outstanding principal	$—	$7,293,973
Less: discounts	—	(3,242,211)

	$—	$4,051,762

     As of March 31, 2004, there was no principal balance outstanding on the convertible debentures, as the previously outstanding debentures were satisfied as of December 31, 2003 either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note totaling approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     Our obligations under the convertible debentures had been guaranteed by our subsidiaries, including Viragen International and its subsidiaries, and collateralized by a security agreement pledging all tangible and intangible assets not otherwise encumbered. This guarantee was in effect until we satisfied the outstanding debentures.

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

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 and $509,000 as of June 30, 2003 and September 30, 2003, respectively. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there is no impact on the cash flows of the Company for the June 30, 2003, September 30, 2003 and December 31, 2003 periods. As of December 31, 2003 there was no effect on total stockholders’ equity as a result of these adjustments.

June 2003 Convertible Debentures

     On June 27, 2003, we entered into a securities purchase agreement with five unrelated institutional investors. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of $661,333, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 13,546,639 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

     In connection with the June 2003 securities purchase agreement, we paid a finder’s fee of 6.5% and issued the finder 195,712 five-year common stock purchase warrants exercisable at a price of $0.1722 per share.

     These convertible debentures were to mature on September 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debenture. For the six months ended December 31, 2003, we recognized approximately $659,000 as interest expense from the amortization of the original issue discount. As of December 31, 2003, this original issue discount had been fully amortized to interest expense.

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

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     The warrants issued in connection with the June 2003 debentures are exercisable during the five year period terminating June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the six months ended December 31, 2003, we recognized approximately $1,375,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. As a result of the revaluation of these warrants discussed above, we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000 which was fully amortized as non-cash interest expense during the three months ended December 31, 2003. As of December 31, 2003, the entire discount resulting from the issuance of the warrants had been fully amortized to interest expense.

     As a result of the common stock purchase warrants issued in connection with the June 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $0.3173 to $0.224. Due to this reduction in the conversion price of these debentures, additional beneficial conversion of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts were amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the outstanding debentures from $0.224 to $0.20 as a result of a financing transaction entered into in December 2003, additional beneficial conversion of approximately $96,000 was calculated and charged to interest expense during the three months ended December 31, 2003. For the six months ended December 31, 2003, we recognized approximately $2,164,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature. As a result of the revaluation of these warrants discussed above, an additional beneficial conversion amount was recognized and recorded as a discount on the principal amount of the debentures totaling approximately $405,000 which was fully amortized as non-cash interest expense during the three months ended December 31, 2003. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature had been fully amortized to interest expense.

     We incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the six months ended December 31, 2003, we recognized approximately $367,000 as interest expense from the amortization of these debt issuance costs. As of December 31, 2003, these debt issuance costs had been fully amortized to interest expense.

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

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

April 2003 Convertible Debentures, as Amended

     On April 16, 2003, we entered into a securities purchase agreement with three unrelated institutional investors. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include an additional unrelated institutional investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, we received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 31,711,998 three-year common stock purchase warrants exercisable at a price of $0.0625 per share.

     In connection with the April 2003 debentures, we paid a finder’s fee of 6.5% and issued the finder 134,082 three-year common stock purchase warrants exercisable at a price of $0.0625 per share.

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

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion. As of September 30, 2003, the entire initial discount resulting from the beneficial conversion feature had been fully amortized to interest expense. As a result of the revaluation of these warrants discussed above, we recorded additional non-cash interest expense of approximately $108,000 during the three months ended December 31, 2003.

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

January 2003 Convertible Debentures, as Amended

     On January 31, 2003, we entered into a securities purchase agreement with five unrelated institutional investors for financing in the aggregate amount of approximately $2.1 million. Under the terms of the Agreement, we received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses.

     In connection with the January 2003 debentures, we paid a finder’s fee of 6.5% and issued the finder 73,080 five-year common stock purchase warrants exercisable at a price of $0.0625 per share. As a result of subsequent financings, the exercise price of these warrants was reduced to $0.01 per share.

     On February 27, 2003, we executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by two of the investors in the aggregate amount of $375,000. Under the terms of the amendment, we received approximately $305,000 net of discounts and a 6.5% finder’s fee.

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

NOTE F — CONVERTIBLE DEBENTURES – (Continued)

November 2002 Convertible Debentures

     On November 8, 2002, we entered into a securities purchase agreement with three unrelated institutional investors for financing in the aggregate amount of $1,950,000. Under the terms of the agreement, we received $896,000, net of a 6.5% finder’s fee and legal expenses on November 15, 2002, representing the first half of the financing. Subsequent to our related registration statement being declared effective by the SEC, we received an additional $911,625, net of a 6.5% finder’s fee and miscellaneous expenses on December 13, 2002, representing the remaining half of the financing.

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

NOTE G – DEBT

Line of Credit and Short Term Borrowings

     Through Viragen International’s Swedish subsidiary, ViraNative, we may borrow up to approximately $1,104,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at March 31, 2004. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $875,000 and $999,000 as of March 31, 2004 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During July and August 2003, we obtained short term financing in the aggregate amount of approximately $301,000 bearing interest rates ranging from 5.19% to 6.45% for the purchase of certain corporate insurance policies. Principal and interest payments of approximately $38,000 were payable monthly. The outstanding balance on this short-term financing was approximately $8,000 as of March 31, 2004. The final payment on this short term financing will be in May 2004.

NOTE G – DEBT – (Continued)

Long-Term Debt

     Long-term debt includes a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $692,000 and $680,000 at March 31, 2004 and June 30, 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at March 31, 2004. We are required to make quarterly payments of principal and interest of approximately $9,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $880,000 as of March 31, 2004.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $30,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 9.90% as of March 31, 2004. This loan had an outstanding balance of approximately $532,000 and $505,000 at March 31, 2004 and June 30, 2003, respectively.

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

     During the six months ended December 31, 2003, we issued approximately 36.8 million shares of our common stock upon conversion of outstanding convertible debentures and a Note. These shares were issued at prices ranging from $0.056 to $0.3173. For the three months ended March 31, 2004, there were no issuances of our common stock upon conversion of convertible debentures as the previously outstanding debentures were satisfied as of December 31, 2003.

     During the nine months ended March 31, 2004, we issued approximately 24.4 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.224 resulting in net proceeds to us of approximately $3.8 million.

NOTE H – CAPITAL STOCK – (Continued)

     As of May 7, 2004, there were 35,111,014 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible preferred stock, Series A	11,289
Officers, employees, and directors options (exercisable at an average price of $0.83 through March 2014)	4,107,000
Consultant warrants (exercisable at an average price of $2.56 through February 2009)	1,916,000
Debt and equity offering warrants (exercisable at an average price of $0.23 through June 2008)	29,076,725

35,111,014

NOTE I – COMPREHENSIVE LOSS

     Comprehensive loss is comprised of our net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(3,047,550)	$(4,031,942)	$(14,288,599)	$(11,179,261)
Other comprehensive (loss) income:
Currency translation adjustment	(632,517)	243,170	1,087,094	964,762

Comprehensive loss	$(3,680,067)	$(3,788,772)	$(13,201,505)	$(10,214,499)

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

     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by us prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000. Royalties owed to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 are payable as follows: $30,000 by August 1, 2003; $30,000 by August 1, 2004; $30,000 by August 1, 2005. The payment of $30,000 due August 1, 2003 has been made. We will pay royalties to Medicore based on the sale of our natural human alpha interferon subsequent to June 30, 2003 on a quarterly basis in accordance with the terms of the amended agreement. For the three and nine months ended March 31, 2004, royalties due under the agreement totaled approximately $3,700 and $9,400, respectively.

NOTE K – TRANSACTIONS WITH RELATED PARTIES

     In October 1998, Peter Fischbein, a former director, exercised options to purchase 200,000 shares of Viragen common stock at $0.50 per share. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. The promissory note bore interest at 5.06%, payable semi-annually, and is secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 25,000 shares of Viragen common stock at $0.50 per share through the issuance of another promissory note and escrow agreement. Principal on the promissory note totaled $12,500 and bore interest at 6.46%. The purchased shares are being held in escrow, pending payment of the related note pursuant to the provisions of the pledge and escrow agreements. The outstanding balance on these notes as of December 31, 2003 totaled approximately $115,000 including accrued interest. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein issued a new two year note for the outstanding principal and accrued interest totaling approximately $115,000.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE M – SUBSEQUENT EVENTS

     On April 1, 2004, we entered into purchase agreements for the issuance and sale of $20 million in 7% convertible promissory notes maturing in 2006 and common stock purchase warrants. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants has been placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as for a reverse split of our common stock. The proceeds of the financing are expected to be used to progress the research, development, and commercialization of our portfolio of healthcare products and technologies, including an allocation to fund clinical studies for the purpose of seeking FDA approval for Multiferon, our natural human alpha interferon which is currently approved for sale in certain international markets.

     The purchase agreements provide that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date, at which time, the interest rate on the escrowed funds will be reduced to 7% per annum. The notes will be convertible into shares of our common stock at the lesser of $0.20 and the average closing bid prices for our common stock during the five trading days immediately following the reverse split. Each purchaser will also receive three-year warrants in an amount equal to 40% of the number of shares issuable upon conversion of its note, exercisable at 120% of the conversion price of the note.

NOTE M – SUBSEQUENT EVENTS – (Continued)

     The notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. Commencing one year after issuance, we also have the right to require note holders to convert their notes, subject to certain limitations; provided that our common stock has traded at 200% or more of the conversion price of the notes on each of the 30 trading days ending five days prior to the date fixed for conversion.

     Our board of directors has authorized calling a special meeting of our stockholders in order to solicit the required approvals. The reverse stock split, which is expected to be at the rate of 1:10, would affect all shares of common stock outstanding, including those underlying stock options and warrants, immediately prior to the effective time of the reverse split. Closing of the sale of notes and warrants, at which the notes and warrants will be issued and the purchase price delivered, is expected to take place shortly after stockholder approval is obtained.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-112168) filed February 9, 2004 with the Securities and Exchange Commission. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-1 or S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge.

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

Recent Developments

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the research and development of our anti-CD55 antibody, a monoclonal antibody designed for the treatment of a broad range of cancers, either alone or in combination with other anti-cancer antibodies.

     In March 2004, Charles A. Rice was appointed president and chief executive officer. He replaces Robert C. Salisbury who will continue to serve as a member of our board of directors and as president and chief executive officer of our wholly-owned subsidiary, ViraGenics, Inc.

     In March 2004, we entered into an agreement with RMR Technologies and the University of South Florida to obtain rights to a gene delivery technology to be evaluated in our collaboration with Roslin Institute to develop avian transgenic technology as an efficient and cost-effective biomanufacturing platform for the production of human therapeutic protein drugs.

     In March 2004, we extended our agreement with the Roslin Institute to develop avian transgenic technology. The agreement, extended by two years, continues to provide Viragen with the worldwide exclusive rights to commercialize avian transgenic biomanufacturing technology, believed to be capable of producing therapeutic protein-based drugs on a large-scale with advantages that include lower costs, increased efficiency and quality of product.

     In March 2004, we filed a patent application in the United States covering the use of our natural human leukocyte-derived alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). This represents our third patent application related to the SARS indication.

     In February 2004, we filed a patent application with the British Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of Viragen International’s common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill. Our next annual impairment review will occur during the fourth quarter of fiscal 2004.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debentures.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     As of March 31, 2004, we had on-hand approximately $7,967,000 in cash. As of March 31, 2004, we had working capital of approximately $10,089,000, compared to working capital of approximately $2,475,000 as of June 30, 2003. The increase in cash of approximately $2,024,000 compared to the previous fiscal year end balance was due primarily to approximately $12,743,000 raised through private equity placements and exercises of private placement warrants. Cash used to fund operations during the nine months ended March 31, 2004 totaling approximately $9,347,000, including the reduction in our accounts payable and other accrued expenses balance by approximately $788,000. For the nine months ended March 31, 2004, capital expenditures included approximately $980,000 mainly related to the build-out of our production facility in Sweden and financing expenditures included the repayment of convertible debentures, short-term borrowings and long-term debt of approximately $563,000.

     On December 23, 2003, we sold approximately 22.8 million shares of our common stock to institutional investors at $0.20 per share for an aggregate amount of approximately $4.55 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 6.83 million shares of our common stock at a price of $0.26 per share. In connection with this transaction, we paid approximately $296,000 and issued a warrant to purchase 182,000 shares of our common stock at $0.20 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon the price we may issue on our shares in future equity transactions.

     On September 29, 2003, we sold approximately 21.3 million shares of our common stock to institutional investors at $0.224 per share for an aggregate amount of approximately $4.78 million. In connection with this transaction, we also issued three-year warrants to purchase a total of 4.26 million shares of our common stock at a price of $0.28 per share. In connection with this transaction, we issued 1.4 million shares of our common stock and a warrant to purchase 191,000 shares of our common stock at $0.224 per share as a fee to the finder for this transaction. The exercise prices of these warrants are subject to adjustment downward depending upon the price we may issue our shares in future equity transactions.

     During the nine months ended March 31, 2004, we issued approximately 24.4 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.056 to $0.224 resulting in net proceeds to us of approximately $3.8 million.

     As of December 31, 2003, there was no principal balance outstanding on our convertible debentures, as the previously outstanding debentures were satisfied either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. During the six months ended December 31, 2003, we issued approximately 36.8 million shares of our common stock upon conversion of outstanding convertible debentures and a Note. These shares were issued at prices ranging from $0.056 to $0.3173. As of June 30, 2003, the outstanding principal balance of convertible debentures consisted of the outstanding principal of the June 2003 convertible debentures, the April 2003 convertible debentures, and the August 2002 Note totaling approximately $5.55 million, $1.24 million, and $0.5 million, respectively.

     We have experienced losses and a negative cash flow from operations since inception. During the three and nine months ended March 31, 2004, we incurred losses of approximately $3,048,000 and $14,289,000, respectively. For the fiscal years ended June 30, 2003, 2002 and 2001 we incurred losses of approximately $17,349,000, $11,089,000, and $11,008,000, respectively. At March 31, 2004 we had an accumulated deficit of approximately $116,581,000. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Management believes we have enough cash to support operations through December 31, 2004. However, we will require substantial additional funding to support our operations subsequent to December 31, 2004. Management’s plans include obtaining additional capital through equity and debt financings.

     On April 1, 2004, we entered into purchase agreements for the issuance and sale of an aggregate of $20 million in 7% convertible promissory notes maturing in 2006 and common stock purchase warrants. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants has been placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as for a reverse split of our common stock. A special meeting of our stockholder has been called for June 11, 2004 in order to solicit the required approvals. No assurance can be given that we will obtain the required stockholder approval for the transaction or that additional capital will be available when required or upon terms acceptable to us.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For all of fiscal 2004, we anticipate the need of approximately $10.0 to $11.0 million for operating activities, $1.5 million for investing activities and $1.0 million to service our financing obligations.

     Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility, which is also located in Umea, Sweden, which is in the process of being renovated. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.5 million and it is scheduled to be completed during 2004. As of March 31, 2004, we have invested approximately $832,000 on the renovation of this facility and the project is proceeding according to plan. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period in which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

Off Balance Sheet Arrangements

     As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement involving an unconsolidated entity, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Results of Operations

Product sales

     For the three months ended March 31, 2004, product sales totaled approximately $77,000 compared to product sales of approximately $48,000 for the three months ended March 31, 2003. This increase in product sales of approximately $29,000 for the three months ended March 31, 2004 is primarily attributed to sales of our natural human alpha interferon in Indonesia totaling approximately $31,000 with no corresponding sales during the quarter ended March 31, 2003.

     For the nine months ended March 31, 2004, product sales totaled approximately $188,000 compared to approximately $520,000 for the nine months ended March 31, 2003. The decrease in product sales of approximately $331,000 for the nine months ended March 31, 2004 is primarily attributed to the absence of sales of bulk interferon product to Alfa Wasserman under a contractual arrangement which expired in December 2002. For the nine months ended March 31, 2003, sales to Alfa Wasserman totaled approximately $378,000.

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

Cost of Sales

     Cost of sales and excess/idle production costs totaled approximately $620,000 and $1,521,000 for the three and nine months ended March 31, 2004, respectively. The increases in cost of sales of approximately $295,000 and $774,000 for the three and nine months ended March 31, 2004, respectively, and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umea, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs totaled approximately $951,000 for the three months ended March 31, 2004 compared to approximately $887,000 for the three months ended March 31, 2003. This increase of approximately $64,000 is mainly attributed to an increase in costs related to our avian transgenic project totaling approximately $96,000. Also contributing to the increase in research and development costs for the three months ended March 31, 2004 were costs incurred in the development of potential commercial applications of our natural human alpha interferon product and an increase in consulting fees incurred at our Florida headquarters totaling approximately $96,000 and $34,000, respectively. These increases were offset in part by a decrease in costs related to our oncology projects totaling approximately $208,000.

     For the nine months ended March 31, 2004, research and development costs totaled approximately $2,577,000 compared to approximately $2,633,000 for the nine months ended March 31, 2003. This decrease of approximately $56,000 is mainly attributed to a decrease in costs related to oncology projects of approximately $730,000. This decrease was offset in part by increases in costs related to our avian transgenic project and costs incurred in the development of potential commercial applications of our natural human alpha interferon product totaling approximately $290,000 and $199,000, respectively.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization. Selling, general and administrative expenses totaled approximately $1,909,000 for the three months ended March 31, 2004 compared to approximately $1,928,000 for the three months ended March 31, 2003. This decrease of approximately $19,000 or 1% is mainly attributed to decreases in payroll related expenses and legal fees incurred at our Florida headquarters totaling approximately $296,000 and $56,000, respectively. These decreases were offset in part by personnel-related termination costs at our Swedish Subsidiary totaling approximately $238,000. Other increases in selling general and administrative expenses during the three months ended March 31, 2004 included increases in insurance expense and consulting fees incurred at our Florida headquarters totaling approximately $36,000 and $30,000, respectively.

     For the nine months ended March 31, 2004, selling, general and administrative expenses totaled approximately $5,103,000 compared to approximately $5,375,000 for the nine months ended March 31, 2003. This decrease of approximately $273,000 is mainly attributed to decreases in payroll related expenses and legal fees at our Florida headquarters totaling approximately $524,000, and $117,000, respectively. These decreases were partially offset by increases in insurance expense and a reserve recorded on notes receivable associated with a former director at our Florida headquarters totaling approximately $106,000 and $57,000, respectively. Other increases in selling general and administrative expenses during the nine months ended March 31, 2004 included personnel-related termination costs at our Swedish subsidiary totaling approximately $238,000.

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

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the three and nine months ended March 31, 2004, amortization of intangible assets totaled approximately $42,000 and $119,000, respectively, compared to approximately $34,000 and $149,000 during the three and nine months ended March 31, 2003. The decrease of approximately $30,000 for the nine months ended March 31, 2004 is primarily the result of the acquired customer contract being fully amortized as of December 2002.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary. Interest and other income for the three and nine months ended March 31, 2004, totaled approximately $2,000 and $478,000, respectively. Interest and other income increased approximately $98,000 during the nine months ended March 31, 2004. This increase is primarily attributed to an increase in income generated from research and development support services provided by our Swedish subsidiary and interest earned on cash and cash equivalent totaling approximately $117,000 and $61,000, respectively. Also contributing to this increase in interest and other income is an increase in sub-lease income at our Scottish facility totaling approximately $42,000. These increases in interest and other income were offset in part by losses in the disposition of property, plant and equipment totaling approximately $126,000.

Interest Expense

     Interest expense for the three months ended March 31, 2004 totaling approximately $42,000 mainly consisted of interest incurred on the debt facilities maintained by our Swedish subsidiary. This represented a decrease in interest expense of approximately $1,466,000 when compared to the three months ended March 31, 2003. This decrease is attributed to non-cash interest expense on our convertible debentures totaling approximately $1,450,000 during the three months ended March 31, 2003.

     Interest expense for the nine months ended March 31, 2004 totaling approximately $6,729,000 primarily consists of interest expense on our convertible debentures of approximately $6,598,000. Approximately $6,279,000 of this amount represents non-cash interest expense for the nine months ended March 31, 2004. Interest expense for the nine months ended March 31, 2003 totaling approximately $4,262,000 included approximately $4,100,000 in non-cash interest expense on previously outstanding convertible debentures. This non-cash interest expense is comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the nine months ended March 31, 2004, is an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of the warrants issued in connection with the April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent auditors, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had revaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $436,000 in the quarter ended June 30, 2003 and $477,000 in the quarter ended September 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Also, we recorded additional non-cash interest expense of approximately $509,000 in the quarter ended December 31, 2003 relating to this matter.

     Also included in interest expense for the nine months ended March 31, 2004 is interest incurred on the debt facilities maintained by our Swedish subsidiary totaling approximately $126,000. These credit facilities have interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the nine months ended March 31, 2004 and March 31, 2003, income tax benefit totaled approximately $33,000 and $50,000, respectively. Income tax benefit for these periods is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $511,000 as of March 31, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Research and Development Projects

Avian Transgenics

     Our avian transgenic project is designed to enable Viragen to produce protein-based drugs, including monoclonal antibodies, inside the egg whites of transgenic developed chickens. Our goal is to develop a technology, which will enable us to meet the large-scale production requirements for our own therapeutic protein products. We also believe that this technology will allow us to offer to others in the biopharmaceutical industry an alternate faster method of production of their protein-based products with a higher capacity and at a lower cost.

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

     For the three and nine months ended March 31, 2004, costs incurred related to the avian transgenics project totaled approximately $357,000 and $833,000, respectively. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the avian transgenics project totaling approximately $949,000, $778,000 and $477,000, respectively. Since the date of inception of this project, we have incurred approximately $3,037,000 in research and development costs.

     While we have reached several key milestones with our avian transgenics project, we can not estimate when and if we may be able to begin commercialization of this technology. Additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. There can be no assurance as to if, or when, this target will be met. Additional costs to be incurred through commercialization are estimated at a minimum of $2.0 million. However, as research is ongoing, total costs that could be incurred through commercialization are not determinable. Future material net cash inflows, if any, are not reasonably certain and are not determinable at this time. This is a new technology and there is no precedent to be used to estimate the size of the potential market or the demand for this technology.

Oncology

     Our research and development projects in the field of oncology are focused on the development of therapeutic proteins for the treatment of targeted cancers as follow:

Anti-CD55 Antibody

     In collaboration with Cancer Research UK, we are developing a monoclonal antibody designed to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system, part of the human immune system response against disease. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system. The anti-CD55 antibody is designed to remove the tumor’s protective mechanism and, in theory, may boost patient response rates either as a stand-alone therapy or in combination with other antibodies. Under a worldwide exclusive commercial license granted to us, we are developing an antibody to remove this protection from tumor cells. A successful therapy could also offer protection against cancer spreading. We believe this technology may prove useful in the treatment of colorectal, breast, ovarian and certain bone cancers.

     For the three and nine months ended March 31, 2004, costs incurred related to the CD55 project totaled approximately $49,000 and $137,000, respectively. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the CD55 project totaling approximately $144,000, $298,000 and $258,000, respectively. Since the date of inception of this project, we have incurred approximately $837,000 in research and development costs.

     The anti-CD55 antibody project has not reached clinical trials and we do not expect to commence clinical trials during calendar year 2004, if at all.

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

     For the three and nine months ended March 31, 2004, costs incurred related to the IEP 11 project totaled approximately $5,000 and $10,000, respectively. For the fiscal year ended 2003 we incurred costs related to the IEP 11 project totaling approximately $85,000. Since the date of inception of this project, we have incurred approximately $95,000 in research and development costs.

     It is too early too determine if and when this project will reach clinical trials.

R24 Monoclonal Antibody

     In collaboration with Memorial Sloan-Kettering Cancer Center, we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins designed to locate and bind to targeted cancer cells.

     For the nine months ended March 31, 2004, costs incurred related to the R24 project totaled approximately $15,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the R24 project totaling approximately $598,000, $629,000 and $218,000, respectively. Since the date of inception of this project, we have incurred approximately $1,553,000 in research and development costs.

     It is too early too determine if and when this project will reach clinical trials.

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

     For the nine months ended March 31, 2004, costs incurred related to the Notch-1 project totaled approximately $7,000. For the fiscal years ended 2003, 2002, and 2001, we incurred costs related to the Notch-1 project totaling approximately $2,000, $586,000 and $497,000, respectively. Since the date of inception of this project, we have incurred approximately $1,092,000 in research and development costs.

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

Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

     During the nine months ended March 31, 2004, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of March 31, 2004, the U.S. dollar has lost approximately 10.66% and 5.53% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2004.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

     We held our annual stockholders’ meeting in Plantation, Florida on March 12, 2004. Stockholders voted:

1.	To elect four directors to the board of directors, one who will be classified as a class B director and three who will be classified as class C directors, to serve for the term of their designated class and until their successors have been elected and qualified;

2.	To authorize the possible issuance of more than 19.9% of our common stock in a June 2003 financing transaction in which Viragen received gross proceeds of $5,554,122 through the sale of its convertible debentures and common stock purchase warrants to five institutional investors;

3.	To authorize the issuance of more than 19.9% of our common stock in a September 2003 financing transaction in which Viragen received gross proceeds of $4,775,000 through the sale of its common stock and common stock purchase warrants to eight institutional investors;

4.	To authorize the issuance of more than 19.9% of our common stock in a December 2003 financing transaction in which Viragen received gross proceeds of $4,550,000 through the sale of its common stock and common stock purchase warrants to six institutional investors; and

5.	To ratify the appointment of Ernst & Young LLP, as our independent auditors.

     With a majority (88%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Withhold
Election of directors:
Carl N. Singer	310,203,607	7,025,068
Per-Erik Persson	310,488,735	6,739,940
Randolph A. Pohlman	309,796,300	7,433,375
C. Richard Stafford	310,800,860	6,427,815

Proposal 2.	For	Against	Abstain
Authorize the possible issuance of more than 19.9% of our common stock in a June 2003 financing transaction in which Viragen received gross proceeds of $5,554,122 through the sale of its convertible debentures and common stock purchase warrants to five institutional investors	60,358,854	8,744,862	870,326

Proposal 3.	For	Against	Abstain
Authorize the issuance of more than 19.9% of our common stock in a September 2003 financing transaction in which Viragen received gross proceeds of $4,775,000 through the sale of its common stock and common stock purchase warrants to eight institutional investors	60,200,910	8,899,614	873,248

Proposal 4.	For	Against	Abstain
Authorize the issuance of more than 19.9% of our common stock in a December 2003 financing transaction in which Viragen received gross proceeds of $4,550,000 through the sale of its common stock and common stock purchase warrants to six institutional investors	60,073,651	8,986,824	913,297

Proposal 5.	For	Against	Abstain
To ratify the appointment of Ernst & Young LLP, as our independent auditors	314,898,706	1,735,197	594,772

Item 5.	Other Information

     In March 2004, Charles A. Rice was appointed president and chief executive officer. He replaces Robert C. Salisbury who will continue to serve as a member of our board of directors and as president and chief executive officer of our wholly-owned subsidiary, ViraGenics, Inc.

     Subsequent to the end of the fiscal quarter ended March 31, 2004, we entered into purchase agreements for the issuance and sale of $20 million in 7% convertible promissory notes maturing in 2006 and common stock purchase warrants. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants has been placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as for a reverse split of our common stock. The proceeds of the financing are expected to be used to progress the research, development, and commercialization of our portfolio of healthcare products and technologies, including an allocation to fund clinical studies for the purpose of seeking FDA approval for Multiferon, our natural human alpha interferon which is currently approved for sale in certain international markets.

     The purchase agreements provide that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date, at which time, the interest rate on the escrowed funds will be reduced to 7% per annum. The notes will be convertible into shares of our common stock at the lesser of $0.20 and the average closing bid prices for our common stock during the five trading days immediately following the reverse split. Each purchaser will also receive three-year warrants in an amount equal to 40% of the number of shares issuable upon conversion of its note, exercisable at 120% of the conversion price of the note.

     The notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. Commencing one year after issuance, we also have the right to require note holders to convert their notes, subject to certain limitations; provided that our common stock has traded at 200% or more of the conversion price of the notes on each of the 30 trading days ending five days prior to the date fixed for conversion.

     Our board of directors has authorized calling a special meeting of our stockholders in order to solicit the required approvals. The reverse stock split, which is expected to be at the rate of 1:10, would affect all shares of common stock outstanding, including those underlying stock options and warrants, immediately prior to the effective time of the reverse split. Closing of the sale of notes and warrants, at which the notes and warrants will be issued and the purchase price delivered, is expected to take place shortly after stockholder approval is obtained.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.98	Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc. executed March 4, 2004, effective December 1, 2003.

10.99	Employment Agreement, Stock Option Agreements between Viragen and Charles A. Rice dated March 29, 2004.

10.100	Form of Securities Purchase Agreement dated as of April 1, 2004 between Viragen, Inc. and each of eight institutional investors (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.101	Form of convertible promissory note issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.102	Form of common stock purchase warrant accompanying notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.5 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.103	Form of common stock purchase warrant issuable upon prepayment of notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.6 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Current Report on Form 8-K, filed April 5, 2004, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on April 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.
By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

Date: May 7, 2004