Form 10-K
period 2004-06-30
VIRAGEN INC
filed 2004-09-13
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15823

VIRAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2101668
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes [X] No [   ]

     The aggregate market value, as of September 7, 2004, of the registrant’s common stock held by non-affiliates based on the closing price on the American Stock Exchange was approximately $39,600,000.

     As of September 7, 2004, there were 36,568,385 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Prospectus, File No. 333-117338, filed on July 28, 2004, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN, INC. AND SUBSIDIARIES

PART I

Item 1. Business

Introduction

     Viragen, Inc. (which may be referred to as we, us or our) is a Delaware corporation organized in 1980. We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We are also developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies. Specifically, we are primarily focused on three fields of research and development:

•	human leukocyte derived interferon – natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	avian transgenics technologies designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	oncological therapies – therapeutic proteins and peptides for the treatment of targeted cancers.

     We operate through:

•	Viragen, Inc.—parent company;

•	ViraGenics, Inc.—100% owned by Viragen, Inc.;

•	Viragen International, Inc.— 81.1% majority owned by Viragen, Inc.;

•	Viragen (Scotland) Ltd.—100% owned by Viragen International, Inc.; and

•	ViraNative AB—100% owned by Viragen International, Inc.

     You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual report on Form 10-K, quarterly reports on Form 10-Q, statements of beneficial ownership on Forms 3, 4 and 5, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. Our website also includes copies of our press releases. All these filings and press releases are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC. The address of that site is www.sec.gov. Our stock trades on the American Stock Exchange under the symbol “VRA”.

Recent Developments

     In June 2004, following approval by our stockholders, we completed the sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. These notes mature on March 31, 2006 and are convertible by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $1.516 per share. The warrants are exercisable for a period of three years at $1.819 per share. As part of this financing, our stockholders approved a one for ten reverse split of our common stock and a change in the number of authorized shares of our common stock. Accordingly, unless otherwise stated, all share and per share information herein have been restated to retroactively reflect this reverse stock split.

     In March 2004, Charles A. Rice was appointed president and chief executive officer. He replaces Robert C. Salisbury who will continue to serve as a member of our board of directors and as president and chief executive officer of our wholly-owned subsidiary, ViraGenics, Inc.

Interferon

     In July 2004, we were granted a patent (#6,743,624) from the United States Patent & Trademark Office for a process relating to the manufacture of MultiferonTM, our natural human alpha interferon drug derived from human white blood cells. The issued patent titled, “Process For Continuous Purification And Concentration Of Leukocytes From Blood”, relates to a novel process used to concentrate leukocytes (human white blood cells) during the production of Multiferon, which results in an enhanced yield of interferon from the cell preparation. This patent expires in March 2019.

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

     We believe that Multiferon is a prime candidate for evaluation in avian influenza. We are providing samples of our product for in vitro studies in this area.

Avian Transgenics

     In June 2004, we entered into a license agreement for Oxford BioMedica’s LentiVector gene delivery technology. The agreement provides us with worldwide exclusive rights to utilize the proprietary LentiVector technology in our collaboration with Roslin Institute (Scotland) to develop avian transgenic technology as a novel platform for the efficient and economical manufacturing of therapeutic proteins in chicken eggs.

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

Oncological Therapies

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the research and development of our anti-CD55 antibody, a monoclonal antibody designed for the treatment of a broad range of cancers, either alone or in combination with other anti-cancer antibodies.

Operations

Interferon

     We produce a natural human alpha interferon product under the tradename of Multiferon from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

     On September 28, 2001, through Viragen International, we acquired all of the outstanding shares of BioNative AB, a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed and renamed Multiferon. Multiferon is approved in Sweden and Mexico for the treatment of all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. The product is also approved for sale for the treatment of chronic myelogenous leukemia and hairy cell leukemia in the Czech Republic, Egypt, Hong Kong, Indonesia, Myanmar, South Africa and Thailand. Our natural human alpha interferon is not approved for sale in the United States or other European Union countries. We have not sought the approval of Multiferon from the United States Food and Drug Administration or its European Union counterparts, except Sweden.

     We have entered into several agreements for the distribution of Multiferon in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

     There are other challenges associated with international marketing activities including: language and cultural barriers, in some instances poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

     During our first fiscal quarter of 2002, we suspended our clinical trials of OmniferonTM, our previous generation human leukocyte interferon. Omniferon was a leukocyte-derived natural human alpha interferon that we were progressing in Clinical Trials in Europe for the treatment of hepatitis C. While Omniferon‘s clinical trials were ongoing, we acquired ViraNative, which manufactured and marketed Interferon Alfanative, had undergone clinical trials, also a natural human alpha interferon product. Interferon Alfanative had undergone clinical trails, was further along in the regulatory process and had secured limited approvals in certain countries. In light of the foregoing, we determined that our goal to commercialize a natural human interferon could be more quickly achieved by combining the best elements of both natural interferon programs which resulted in Multiferon. Accordingly, our Omniferon program was terminated and we focused our attention on the commercialization of Multiferon.

     We will require significant additional financing to continue conducting and complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. We are currently compiling additional data from a completed clinical trial for melanoma conducted in Germany. We are also in the process of initiating clinical trial activities in Greece, South America and Germany. Even if we are able to secure necessary funding, clinical testing toward European Union and/or U.S. Food and Drug Administration approval is an expensive and complex process that is expected to take many years to complete, with no assurance that regulatory approvals for new therapies or new countries will eventually be obtained.

Avian Transgenics

     We have an ongoing avian transgenic research and development project in collaboration with the Roslin Institute of Scotland. We believe that once fully developed, this technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a faster and more cost effective method of production for many promising biopharmaceutical products. Also, we believe this technology will be capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications.

     We believe that the chicken may serve as the ideal protein production vehicle. Avian transgenic production, based upon transgenic chickens, is expected to offer significant economic and technological advantages over traditional methods of protein production including: ease of scale-up; low capital risk; deferred capital investment; fast drug evaluation and development; and competitive costs.

     The potential for reduced capital outlay and cost effectiveness of therapeutic production is the greatest incentive for the use of transgenic hens in drug production. Chickens have one of the lowest founder animal development costs of any transgenic system. The founder hen is bred or cloned to produce a transgenic flock. We believe that eventually a large number of birds can be produced very quickly and cheaply compared to other methods. Chickens can lay 250 eggs per year with each egg conservatively projected to be capable of containing yields of up to 100 mg of the target drug per egg. This speed and productivity, on a per egg basis, means that a relatively large amount of protein could be generated quickly.

     Other key advantages include the relative ease of scale-up, time to production and glycosylation (the sugar structure of a protein which is critical to its function). It is believed that chickens yield a glycosylation pattern more similar to that found in humans than other transgenic systems such as with mammals or plants. This is believed to offer distinct clinical advantages for patients who develop neutralizing and binding antibodies to foreign sugar antigens on transgenic proteins which, in turn, may negate some or all of the beneficial effect of the protein drug in the patient.

Oncological Therapies

     We believe that no single approach or method is likely to treat all cancers effectively. We have approached the treatment of targeted cancers from several directions which we believe will increase our likelihood of clinical success.

     In collaboration with the University of Miami’s Sylvester Comprehensive Cancer Center we are researching and developing a specific anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting solid tumor growth in mice. The drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. It may possess anti-cancer vaccine properties both prophylactically and therapeutically.

     In collaboration with the Memorial Sloan-Kettering Cancer Center, we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins that can locate and bind to cancer cells wherever they are in the body. Many monoclonal antibodies are used in cancer detection or therapy. While the particular antibody that we are working on in cooperation with the Memorial Sloan-Kettering Cancer Center has been known for a number of years, it requires optimization that we believe that we can accomplish. While working with traditional monoclonal antibody manufacturing methods, we are also engaged in working with our avian trangenics team on this important protein.

     In collaboration with the Cancer Research UK and the University of Nottingham, we are developing monoclonal antibodies to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system at levels up to 100 fold greater than normal. We are developing an antibody to remove this protection from tumor cells for the treatment of colorectal, breast, ovarian and certain bone cancers. With this protective effect removed, the body’s natural immune system, or other anti-cancer compounds, can act against the tumor. We expect this product candidate to be potentially useful in stand-alone applications as well as in combination with other bio and or chemo-therapeutic agents in a variety of cancers.

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the research and development of our anti-CD55 antibody.

Distribution Agreements and Strategic Alliances

Interferon

     In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of our natural human alpha interferon, Multiferon, exclusively in Chile. Headquartered in Santiago, Pentafarma is a specialized leader in the distribution of healthcare products related to dialysis and nephrology and is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. Pentafarma believes that Multiferon may offer benefits to a growing segment of its dialysis patients and intends to initially evaluate the use of Multiferon in dialysis patients diagnosed with chronic hepatitis C. The agreement provides that Pentafarma shall take the measures necessary to achieve regulatory approval for Multiferon in Chile

     In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union (EU), as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. A clinical program with Multiferon is expected to begin in Greece by the end of 2004. This will be a Phase-IV clinical trial.

     In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. Our natural human alpha interferon is currently approved in Hong Kong as a second-line therapy for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. In June 2003, CJ Hong Kong initiated an update of the registration in that country to include the expanded indication for any and all patients showing an initial response to recombinant interferon therapy followed by failure. In April 2004, we terminated this distribution agreement. We are currently in the process of identifying potential partners to license, market, sell and distribute Multiferon in Hong Kong.

     In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. Viragen has granted Key Oncologics the exclusive rights to distribute our natural human alpha interferon in South Africa and an initial product order has been delivered. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of certain viral and malignant diseases including hepatitis C and cancer. The South African market for alpha interferon products is extremely competitive and it is uncertain whether or not the current distribution relationship will be economically viable in the future.

     In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico. In February 2004, Multiferon was launched in Mexico to target the treatments of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. We expect Laboratorios Pisa to launch Multiferon in Mexico in September 2004 for the treatment of hepatitis B and C. In July 2004, Laboratorios Pisa made organizational changes in order to allocate more resources for the marketing and selling of Multiferon in that territory. We are working with Laboratorios Pisa on the design of clinical studies in patients with hepatitis C and chronic myelogenous leukemia in Mexico.

     In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms, unless six months’ written notice of termination is provided by either party prior to the end of the initial term or a renewal term. During the initial five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. The bridging clinical trial will be initiated when the Taiwanese regulatory authorities complete their review the initial documentation submitted by Harvester in March 2003. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies. In the meantime, a pre-license sales program commenced in February 2003. In Taiwan, we have treated five hepatitis C patients with Multiferon who had failed recombinant interferon therapy in Taiwan. Four of the patients responded well to Multiferon treatment, while one patient withdrew from therapy due to issues unrelated to Multiferon.

     In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentation to start the registration approval process have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs. Marketing authorization is expected to be achieved at the end of 2004.

     In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for a number of middle-eastern countries. This agreement supersedes the original agreement signed with AGC in November 1998. In 2003, this agreement was further modified to limit the exclusive territories to only Pakistan. The agreement provides for the purchase and distribution of Multiferon upon regulatory approval. Regulatory documentation has been provided to AGC and has been filed with the Ministry of Health of Pakistan. AGC has notified us that the meeting of the Registration Committee of the Ministry of Health in Pakistan will occur sometime during the remainder of calendar 2004. If this review is successful, the Registration Committee would grant final approval for AGC to initiate marketing of Multiferon in Pakistan.

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of the product. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in Pakistan. AGC has informed us that they initially intend to focus on distribution for the treatment of hepatitis B and C. These diseases are at epidemic proportions in Pakistan. We have no assurances that the Registration Committee will meet or approve the marketing of Multiferon. As a result, we have no assurances that AGC will be able to perform its obligations under the agreement.

     We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon in other territories around the world.

Avian Transgenics

     On November 15, 2000, we entered into a development, license and collaboration agreement with the Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in chickens. The technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products. Also, we believe this technology will be capable of producing the larger quantities of protein-based drugs required for clinical and commercial applications. In March 2004, we extended our agreement with the Roslin Institute to develop avian transgenic technology. The agreement, extended by two years, continues to provide us with the worldwide exclusive rights to continue development and commercialize Roslin’s proprietary avian transgenic biomanufacturing technology.

     On May 14, 2001, we entered into an option agreement with Geron Corporation. This agreement provided us the option to enter into a license agreement with Geron, during the three-year option period ending May 14, 2004. The license, if entered into, would have been for rights to certain nuclear transfer and transgenesis technology owned by Geron. We did not extend or exercise this option.

     In March 2003, we entered into an agreement with Oxford BioMedica plc to obtain rights to a technology that may prove helpful in our collaboration with Roslin Institute to develop avian transgenic technology as a novel platform for the efficient, cost-effective manufacturing of protein drugs. The agreement provided Viragen with an option to acquire an exclusive worldwide license for proprietary gene transfer vectors, biotechnology tools designed to transfer genes into cells at high efficiency. In June 2004, we exercised an option entering into a license agreement for Oxford BioMedica’s LentiVector gene delivery technology providing us with worldwide exclusive rights to the avian applications for this technology. Initial studies evaluating a novel use for these vectors, which transfer genes for therapeutic proteins into developing chicken embryos, have yielded successful and consistent results. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. This work is currently underway at the Roslin Institute and our own research facility in Scotland.

     In March 2004, we entered into an agreement with RMR Technologies and the University of South Florida to obtain rights to a gene delivery technology to be evaluated in collaboration with Roslin Institute to develop avian transgenic technology. This technology is currently in the early development stages.

Oncological Therapies

     In July 2002, Viragen entered into an agreement with the University of Miami’s Sylvester Comprehensive Cancer Center to develop a unique anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting solid tumor growth in mice. This drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. We believe this technology may possess anti-cancer vaccine properties both prophylactically and therapeutically. Additionally, the agreement provides Viragen with an option to acquire an exclusive worldwide license to commercialize the technology. The University of Miami has filed United States and foreign patent applications relative to this technology.

     In July 2000, Viragen entered into an agreement with the Cancer Research UK and the University of Nottingham to develop an antibody therapy which we believe may have potential in the treatment of several indications including breast, ovarian and colorectal cancers. This project is based on the development monoclonal antibodies designed to block the protective effect of the protein CD55 on the surface of tumor cells. The development was carried out in collaboration with the Cancer Research UK Department of Clinical Oncology at the University of Nottingham in England. The initial term of this agreement has expired. We are currently in discussions with the Cancer Research UK regarding a new agreement centered on continued development of the antibodies.

     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with the Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody targeting ganglioside GD3, which may be used alone or in combination with our Multiferon product, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers. In February 2002, the agreement was extended through February 2005. While working with traditional monoclonal antibody manufacturing methods, we are also engaged in working with our avian trangenics team on this important protein.

The Interferon Industry

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies, including Viragen, Inc., were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferons using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

     After the emergence of recombinant or synthetic alpha interferon, the medical community’s interest in natural interferon diminished. This was due primarily to the limited availability and higher cost of production of natural interferon. Most clinical studies thereafter utilized a synthetic product.

     Hoffmann-La Roche, Inc., which produces Roferon® and Pegasys®, and Schering-Plough Corporation, which produces Intron A® and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Schering AG Germany, through its U.S. owned Berlex Laboratories, received U.S. Food and Drug Administration approval of BetaSeronTM, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for Avonex®, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, Copaxone®, for relapsing/remitting multiple sclerosis. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.

     The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be in excess of $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus improving convenience of administration. Pegylation is a process which helps prevent the interferon from being destroyed by the immune system. As a result, the interferon lasts longer in the body.

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

     There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon, as well as the marketing expertise of those companies that offer these products. We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

     We believe that there may be certain advantages to the natural interferon products, especially in terms of tolerability and efficacy. Clinical studies and anecdotal evidence indicates that there may be therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies could reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon. In addition, some patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

Applications of Interferon

     Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of natural interferons may provide advantages over single subtype recombinant forms.

Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s Roferon® and Pegasys®

•	Hoffmann-La Roche’s Pegasys® used in combination with Copegus, Roche’s ribavirin

•	Schering-Plough’s Intron A® and Peg-Intron ® used in conjunction with Rebetol®

•	Intermune’s Infergen®.

     Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience in Sweden, our natural interferon product has also proven effective in the treatment of hepatitis C. However, prior to approval by the U.S. Food and Drug Administration, extensive additional clinical trials costing many million dollars will be required. These studies could take several years to complete.

     Following our acquisition of ViraNative in September 2001, we terminated our clinical trials in the EU for hepatitis C with our Omniferon product. This decision reflected our intention to focus our scientific and financial resources on our Multiferon product. Local Phase III/IV clinical trials are expected to be required to register the drug in various foreign countries. The costs of these clinical studies are expected to be underwritten by the local exclusive distributors with whom we contract.

     It is not likely that we will be able to initiate clinical trials in hepatitis C in the United States or the EU without the financial assistance of a third party.

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

     The preliminary results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The preliminary results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. Two preliminary findings in the study suggest that adjuvant treatment chosen in this study may have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients than in the untreated patients. Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. The study suggests that a major advantage of this type of adjuvant therapy is its relative lack of toxicity.

     The final data collected from our melanoma study has been delivered to an independent contract research organization for statistical determinations. We anticipate receiving the final results in September 2004. If the evidence supports our preliminary findings, we intend to submit a registration filing with the Swedish regulatory authorities for this new indication. Following the response from the Swedish regulatory authorities, we will consider registration through the Mutual Recognition Procedure (MRP) for the EU. It is our intention to identify and negotiate one or more exclusive marketing and distribution agreements with third parties for the distribution of our product within the EU for the treatment of malignant melanoma

Chronic Myelogenous Leukemia

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

     Multiferon is approved in a number of countries for chronic myelogenous leukemia. We have planned a new clinical trial in Mexico in support of our distributor Laboratorio Pisa, to facilitate marketing activities in that territory. We expect this clinical trial to begin by the end of 2004.

Hairy Cell Leukemia

     Hairy cell leukemia is a disease in which a type of white blood cell called the lymphocyte, present in the blood and bone marrow, becomes malignant and proliferates. It is called hairy cell leukemia because the cells have tiny hair-like projections when viewed under the microscope. Hairy cell leukemia is a rare cancer. There are approximately 600 new cases diagnosed every year in the United States, making up about 2% of the adult cases of leukemia each year.

     We are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myelogenous leukemia and hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct new clinical trials in this indication.

Multiple Sclerosis

     Multiple sclerosis (MS) is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

     Multiple sclerosis has been an important potential market for recombinant interferon beta preparations and this is a growing segment worldwide, valued at almost $2 billion in 2001. Natural interferon alpha has shown beneficial effects in the treatment of multiple sclerosis. Clinical studies have shown that neutralizing antibodies to interferon alpha and interferon beta are not cross reactive in MS patients, which means that Multiferon could be of therapeutic benefit to overcome relapse due to antibody formation in MS patients treated with a recombinant interferon beta preparation.

     We have not submitted an application in the United States, European Union, or any other country for the treatment of multiple sclerosis utilizing Multiferon. Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

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

     According to the World Health Organization, as of December 31, 2003, a cumulative total of 8,096 probable SARS cases with 774 deaths have been reported from 27 countries with the highest concentrations reported in China, Hong Kong and Taiwan. Currently, there is no effective treatment for SARS and global health agencies are seeking to evaluate potential treatment strategies.

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

     At the current time we have no plans to conduct clinical trials in patients with SARS as the patient population is extremely limited. Clinical trials would require several years to complete and the costs associated are estimated at several million dollars.

Bio-Defense

     We have provided samples of Multiferon internationally for evaluation for potential bio-defense applications. Studies are ongoing.

     Project BioShield has been approved in the United States for the sole purpose of funding the development of products that may be used by the general population in the event of a terrorist attack, including the use of disease-causing agents, such as viruses. We are in the process of applying for a grant from Project BioShield to develop a novel product for these purposes. There can be no guarantee that such a grant will be approved or that funding will be obtained to permit continuation of studies to result in a commercializable product.

Research and Development

     The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

     We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative with dacarbazine or no adjuvant therapy. The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. In September 2003, a follow-up to all patients involved in this trial was initiated and it is expected to be completed by the end of 2004. Results from this follow-up are intended to further validate the results of the Phase II/III clinical trial. The final data collected from our melanoma study has been delivered to an independent contract research organization for statistical determinations. We anticipate receiving the final results in September 2004. If the evidence supports our preliminary findings, we intend to submit a registration filing with the Swedish regulatory authorities for this new indication.

     A named-patient basis program with children suffering from hepatitis C is planned in Germany as soon as all approvals are in place. The objective of this program is to evaluate the efficacy and safety of Multiferon in the treatment of children with hepatitis C.

     We have a number of ongoing process development activities geared towards optimizing the efficiency and cost-effectiveness of our natural interferon manufacturing process. These include investigations into alternative sources of the raw material from which the product is manufactured, optimization of the purification process, new formulations and new dosage forms. We are also researching the precise mechanisms of action of our natural interferon product, the advantages of the multi-subtype nature and the reasons for the superior tolerability. Efforts are also geared toward expanding the scope of our natural interferon product by investigating its use to treat a variety of diseases.

     Research and development costs totaled approximately $3,592,000, $3,319,000, and $4,932,000, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Intellectual Property

     We believe our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at low costs relative to the competition.

     In July 2004, we were granted a patent (#6,743,624) from the United States Patent & Trademark Office for a process relating to the manufacture of Multiferon, our natural human alpha interferon drug derived from human white blood cells. The issued patent titled, “Process For Continuous Purification And Concentration Of Leukocytes From Blood”, relates to a novel process used to concentrate leukocytes (human white blood cells) during the production of Multiferon, which results in an enhanced yield of interferon from the cell preparation. This patent expires in March 2019.

     In March 2004, we filed a patent application in the United States covering the use of our natural human alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). This represents our third patent application related to the SARS indication.

     In February 2004, Viragen filed a patent application with the British Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. While no studies are currently planned or ongoing, we believe that Multiferon is a prime candidate for evaluation in avian influenza studies. We are contacting those international research organizations which are conducting studies in this area and offering samples of our product for in vitro and human evaluations.

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

     In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons. Based on this international application, Viragen was granted an additional patent (-6,433,144 B1) from the United States Patent & Trademark Office in August 2000 for a process relating to the manufacture of human natural alpha interferon from human white blood cells. This invention also relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes and specifically protects certain novel purification steps in it manufacture that increases purity to 95-98%.

     In February 2002, Viragen was granted a patent (-6,350,589 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. The patent, “Compositions of Highly-Purified Natural Mixtures of Type 1 Interferon Derived from Leukocytes and Methods” relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes. ViraNative has also filed 4 patents relating to human leukocyte interferon and related production processes.

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

     It is possible to challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Protection realized may also depend on the type of patent, scope of coverage granted and the legal remedies available in each country. We cannot guarantee that any future patents will offer substantial protection or commercial benefit to us.

Regulation

     Our activities, products and processes are subject to substantial government regulation within the United States, the European Union (EU) and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, packaging, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding.

     Extension of the number of licenses held in the EU can be achieved for products like Multiferon through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all, or some, Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that would be used to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change.

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

     It is possible that the U.S. Food and Drug Administration or foreign regulatory authorities could modify or expand their approval criteria or reporting requirements. These changes could significantly increase or decrease the time and expense to develop a new product and bring that product to market.

     In May 2004, the Swedish Medical Products Agency approved extending the shelf-life of Multiferon to 18 months from its previously approved labeling of 12 months.

     In May 2003, Mexican regulatory authorities approved an application filed by our distributor, Laboratorios Pisa, a leading Mexican pharmaceutical company, to expand the uses of Multiferon. This broadened approval extended use of the product to include the treatment of patients afflicted with any and all diseases in which patients show an initial response to recombinant (synthetic) alpha interferon followed by treatment failure, possibly due to the formation of neutralizing antibodies.

     In January 2002, the Medical Products Agency in Sweden approved an extended indication for Multiferon, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myelogenous leukemia, multiple sclerosis and other types of cancer.

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

     We believe that competition is also based on production ability, technological superiority, regulatory expertise in obtaining governmental approvals for testing and manufacturing and the capabilities of companies in marketing and selling the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early market entry has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in the interferons market, nor are any of our distributors.

Employees

     As of September 7, 2004, we have 64 employees. Of these, 41 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 23 employees are management, regulatory and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 2. Properties

     In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This location contains our domestic administrative, international marketing and executive offices. The lease contains an option for up to two additional five-year terms. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $29,000. Our administrative offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324; phone (954) 233-8746.

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $32,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

     Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. The initial term of these leases has expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon product is manufactured in this facility.

     ViraNative also owns a 21,500 square foot building in Umea, Sweden, which is currently under renovation. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to eventually house all of ViraNatives’ research, production and administrative facilities. In September 2003, ViraNative entered into agreements to renovate a portion of this facility at a cost of approximately $1.5 million. These renovations, including related validations, are scheduled for completion in September 2004. This facility carries a 25 year mortgage held by a Swedish bank for approximately $689,000.

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

     In August 2000, counsel for plaintiff indicated that they desired to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. The court granted us recovery of fees against both the plaintiff in this matter and his attorneys. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of approximately $210,000 in legal fees. We are currently vigorously pursuing the recovery of these fees

     In February 2001, Viragen filed a lawsuit, (Viragen, Inc. v. Walter Larry Smith, W. Richard Leuck, Roland St. Louis, Jr., Esq., Juan C. Martinez, Esq., St. Louis, Guerra, Auslander, P.A. and John Does Nos. 1-10, Case No. 01-3842 CA 01) in a malicious prosecution and conspiracy action against the above mentioned parties in a attempt to recapture the losses incurred by Viragen, Inc. as a result of having to disclose the lawsuit Walter L. Smith v. Gerald Smith, Cytoferon Corp., Viragen, Inc. and John Does Nos. 1-10, Case No. 97-25587 CA (30) (“Smith Litigation”) as well as the attorneys’ fees and costs expended by Viragen, Inc. in defending this action. The Smith Litigation wrongfully alleged that Viragen, Inc. engaged in, among other things, fraud and RICO violations during the course of a 1992 stock offering done by Cytoferon, Corp. In the Smith Litigation, the Court granted final summary judgment in favor of Viragen, Inc., specifically finding that there was no evidence connecting Viragen, Inc. in any way to the allegations made against it in the complaint in that action.

     Due to the insolvency of the insurance carrier of certain defendants in this case, hearings in this matter have been repeatedly postponed. We continue to vigorously pursue our claims in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

          We held a special meeting of stockholders in Plantation, Florida on June 11, 2004. Shareholders voted:

1.	To authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen will receive gross proceeds of $20 million through the sale of its convertible notes and common stock purchase warrants to eight institutional investors; and

2.	To authorize amendments to Viragen’s Certificate of Incorporation to (a) effect a 1-for-10 reverse stock split of Viragen’s outstanding common stock and (b) change the number of shares of common stock that Viragen is authorized to issue to 100 million.

     With a majority (89.87%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals with the following votes (as cast in pre-split shares):

	For	Against	Abstain
Proposal 1.
Authorize the possible issuance of more than 19.9% of our common stock in a financing transaction pursuant to which Viragen will receive gross proceeds of $20 million through the sale of its convertible notes and common stock purchase warrants to eight institutional investors	62,695,939	12,775,269	1,149,051
Proposal 2.
Authorize amendments to Viragen’s Certificate of Incorporation to (a) effect a 1-for-10 reverse stock split of Viragen’s outstanding common stock and (b) change the number of shares of common stock that Viragen is authorized to issue	306,321,528	20,800,070	1,062,984

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock traded on the over-the-counter bulletin board from June 29, 1999 through April 16, 2000, under the symbol “VRGN.” Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol “VRA.” The following table sets forth the high and low closing sales prices as reported on the American Stock Exchange for the periods indicated, as adjusted for Viragen’s one for ten reverse stock split effective June 15, 2004.

	High	Low
2003-2004 Period
Fourth Quarter ended 06/30/04	$2.20	$1.25
Third Quarter ended 03/31/04	3.20	2.00
Second Quarter ended 12/31/03	2.90	2.30
First Quarter ended 09/30/03	3.50	2.00
2002-2003 Period
Fourth Quarter ended 06/30/03	$4.30	$0.60
Third Quarter ended 03/31/03	1.40	0.60
Second Quarter ended 12/31/02	3.20	1.30
First Quarter ended 09/30/02	6.60	1.50

     The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 7, 2004, we had approximately 2,700 stockholders of record. On September 7, 2004, the closing price of the common stock was $1.10 per share.

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

Item 6. Selected Consolidated Financial Data

     The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen for the fiscal years ended June 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004 and 2003 have been derived from Viragen’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002, 2001 and 2000 have been derived from Viragen’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2004	2003	2002	2001	2000
STATEMENTS OF OPERATIONS
Product sales	$266,137	$630,785	$1,275,264	$—	$—
Interest and other income	632,378	535,428	333,130	717,567	170,512
Net loss	(18,177,164)	(17,348,686)	(11,088,832)	(11,007,809)	(12,310,895)
Net loss attributable to common stock	(18,179,714)	(17,351,336)	(11,091,482)	(11,010,459)	(12,316,244)
Basic and diluted net loss per common share*	(0.55)	(1.21)	(1.10)	(1.16)	(1.57)
Weighted average common shares outstanding*	33,183,832	14,393,803	10,041,571	9,511,691	7,845,281

	At June 30,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Working capital (deficit)	$25,181,900	$4,070,504	$(209,519)	$6,178,436	$7,006,205
Total assets	48,219,996	27,867,417	20,796,604	12,820,951	14,449,926
Long-term debt	13,563,006	2,951,498	1,023,948	25,488	658,106
Stockholders’ equity	29,189,581	15,720,208	11,470,620	10,292,409	11,815,925

*	Outstanding share and per share amounts have been adjusted retroactively to reflect the 1:10 reverse stock split that became effective on June 15, 2004.

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

     Forward-looking statements might include one or more of the following:

•	projections of future revenue;

•	anticipated debt or equity fundings;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”.

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-117338) filed July 28, 2004 with the Securities and Exchange Commission. You should read them. You should also read the risk factors identified from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-1 or S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com or the Securities and Exchange Commission website at www.sec.gov.

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

     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Net losses have totaled approximately $18,177,000, $17,349,000, and $11,089,000, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2004, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of Viragen International’s common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debentures.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     As of June 30, 2004, we had on-hand approximately $22,753,000 in cash. As of June 30, 2004, we had working capital of approximately $25,182,000, compared to working capital of approximately $4,071,000 as of June 30, 2003. The increase in cash of approximately $16,811,000 compared to the previous fiscal year end balance was due primarily to approximately $31,655,000 raised through the issuance of convertible notes, private equity placements and exercises of private placement warrants. Cash used to fund operations during the fiscal year ended June 30, 2004 totaling approximately $12,912,000, including the reduction in our accounts payable and other accrued expenses balance by approximately $680,000. For the fiscal year ended June 30, 2004, capital expenditures included approximately $1,454,000 mainly related to the build-out of our production facility in Sweden and financing expenditures included the repayment of convertible debentures, short-term borrowings and long-term debt of approximately $655,000.

     We have experienced losses and a negative cash flow from operations since inception. For the fiscal years ended June 30, 2004, 2003 and 2002 we incurred losses of approximately $18,177,000, $17,349,000, and $11,089,000, respectively. At June 30, 2004 we had an accumulated deficit of approximately $120,470,000. Management anticipates additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. Management believes we have enough cash to support operations through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include obtaining additional capital through equity and debt financings.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product; progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2005, we anticipate the need of approximately $12.0 million for operating activities, $1.2 million for investing activities and $2.0 million to service our financing obligations.

     During the fiscal year ended June 30, 2004, we sold approximately 4.5 million shares of our common stock to institutional investors at prices ranging from $2.00 to $2.24 for an aggregate amount of approximately $8.9 million, net of finders fees and related expenses. In connection with these transactions, we also issued approximately 1.1 million common stock purchase warrants with exercise prices ranging from $2.00 to $2.80.

     During the fiscal year ended June 30, 2004, we issued approximately 3.7 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $2.00 to $3.17.

     During the fiscal year ended June 30, 2004, we issued approximately 2.4 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.56 to $2.24 resulting in net proceeds to us of approximately $3.8 million.

     During the fiscal year ended June 30, 2003, we sold approximately 1.1 million shares of our common stock to institutional investors at prices ranging from $1.50 to $6.60 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 31,443 common stock purchase warrants with exercise prices ranging from $1.725 to $7.60.

     During the fiscal year ended June 30, 2003, we issued approximately 8.98 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.405 to $2.00.

     For the fiscal year ended June 30, 2003, we issued approximately 4.5 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.10 to $2.00 resulting in net proceeds to us of approximately $2.4 million. Approximately 400,000 of these warrants were exercised on a cashless basis.

     At June 30, 2004, our convertible notes and debentures represent the outstanding principal of the convertible notes issued on June 18, 2004 totaling $20 million. As of June 30, 2003, our convertible notes and debentures consisted of the outstanding principal of the June 2003 convertible debentures of approximately $5.55 million, the April 2003 convertible debentures of approximately $1.24 million, and the August 2002 Note of $500,000.

June 2004 Convertible Notes

     On April 1, 2004, we entered into purchase agreements for the issuance and sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004 our stockholders voted to approve the sale of the notes, the one for ten reverse split of our common stock and a change in the number of the authorized shares of our common stock to 100 million shares. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants exercisable at $1.819 per share.

     In connection with the April 1, 2004 purchase agreements, we paid a finder’s fee of 5% or $1 million and issued the finder 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share.

     The purchase agreements provide that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date. From April 1, 2004 through June 18, 2004, the total amount of interest paid on the escrowed purchase price totaled approximately $428,000. The amount of interest paid on the notes following the closing of this transaction through June 30, 2004 totaled approximately $51,000.

     These convertible notes mature on March 31, 2006. The notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $1.516. This conversion price is subject to reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price.

     These notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. Commencing one year after issuance, we also have the right to require note holders to convert their notes, subject to certain limitations; provided that our common stock has traded at 200% or more of the conversion price of the notes on each of the 30 trading days ending five days prior to the date fixed for conversion.

     As of June 30, 2004, the entire principal amount of these convertible notes of $20 million remained outstanding.

June 2003 Convertible Debentures

     On June 27, 2003, we entered into a securities purchase agreement with five unrelated institutional investors. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, we received approximately $4.55 million, net of original issue discounts of $661,333, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 1,354,664 five-year common stock purchase warrants exercisable at a price of $1.722 per share.

     These convertible debentures matured on September 1, 2005, and were payable in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333. The debentures were convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $3.17, which was subsequently reduced to $2.24 as a result of our September 2003 financing transaction. In the event the average of the ten closing bid prices of our common stock immediately prior to any monthly payment installment date exceeds $4.22, we were permitted to repay such installment through the issuance of its common stock valued at $3.17 per share. We had the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding.

     As of December 31, 2003, the purchasers had converted approximately $5.5 million of principal on the June 2003 debentures resulting in the issuance of approximately 2.34 million shares of our common stock and we repaid approximately $65,000 of principal in cash. No amounts were outstanding on these debentures as of December 31, 2003.

April 2003 Convertible Debentures, as Amended

     On April 16, 2003, we entered into a securities purchase agreement with three unrelated institutional investors. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include an additional unrelated institutional investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, we received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 3,171,200 three-year common stock purchase warrants exercisable at a price of $0.625 per share.

     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $2.00 per share. We also had the right to make monthly payments on the debentures in shares of our common stock, valued at $2.00 per share, subject to a formula contained in the debentures. We had the right to redeem all, but not less than all, of the debentures at 120% of the principal outstanding.

     As of September 30, 2003, the purchasers had converted the entire principal balance on the April 2003 debentures resulting in the issuance of approximately 1.9 million shares of our common stock.

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

     These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of our common stock at a conversion price equal to $0.85.

     The securities purchase agreement entered into on January 31, 2003 and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 495,210 shares of our common stock and a total of 990,420 common stock purchase warrants exercisable at $0.625 per share. In conjunction with the February 27, 2003 amendment, we also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 830,374 common stock purchase warrants held by them to $0.10 per share.

     As of June 30, 2003, the purchasers had converted the entire $2,475,000 of principal on the debentures resulting in the issuance of approximately 5.15 million shares of our common stock.

November 2002 Convertible Debentures, as Amended

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

     The convertible debentures accrued interest at the rate of 5% per annum payable semi-annually and had a two-year term. The debentures were convertible immediately into shares of our common stock. The conversion price was initially equal to $1.75, subject to reduction if certain events occurred with a floor of $1.25. In connection with the January 31, 2003 securities purchase agreement for additional financing in the form of convertible debentures, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.85 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.625.

     As of March 31, 2003, the purchasers had converted the entire $1,950,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 2.22 million shares of our common stock.

August 2002 Note, as Amended

     During August 2002, we executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bore interest at 8% and was secured by 250,000 shares of our common stock. In connection with this transaction, we issued 5,387 common stock purchase warrants exercisable at $5.30 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of our common stock at a price of $1.75 per share in lieu of cash at Isosceles’ option. As a result of our subsequent financing transactions, this conversion price was reduced to $0.56. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 11,650 warrants exercisable at $2.50 per share, 11,650 warrants at $3.0 per share, 11,650 warrants at $3.50 per share, 40,625 warrants at $5.0 per share and 37,500 warrants at $6.00 per share. The warrants were exercisable for a three-year period. The fair value of the warrants, which was issuance. As a result of subsequent financing transactions, the exercise price of these warrants was reduced to $0.56.

     During the three months ended September 30, 2003, we issued 960,000 shares upon conversion of the principal of the August 2002 Note and accrued interest totaling approximately $536,000. No further amounts are due on this Note. In addition, Isosceles converted all 118,462 warrants issued in connection with this Note resulting in net proceeds to us of approximately $66,300.

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

     The monthly installments were payable in shares of our common stock or cash (with a 5% premium) at our option. The debentures were convertible into shares of common stock at a price equal to the Conversion Price ($12.95 per share) or, with respect to monthly installments which we elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $7.50 per share. The agreement provided that if we requested to make a monthly payment with stock valued at less than $7.50 per share, Elliott could, at their option, waive the $7.50 per share minimum.

     On April 1, 2002, we issued 38,801 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $8.00, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we made six cash payments totaling approximately $1.7 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium. In November and December 2002, we issued 147,826 and 182,960 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. These debentures have been paid in full and no further amounts are due on these debentures.

Other

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid us in raising up to $60 million in investment capital, on a best effort basis. Through December 31, 2001, the date of expiration of this agreement, we had raised approximately $19.2 million in additional capital, net of fees. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, chairman of Viragen and Viragen International, serves as chairman of Fundamental Management Corporation. From January 2002 through June 30, 2003, we raised an additional $2.6 million through the issuance of approximately 354,000 shares of our common stock and warrants to purchase 17,705 shares of common stock to a series of institutional investors. The warrants carry a term of 3 years and are exercisable at prices ranging from $7.40 to $9.10 per share. During the fiscal year ended June 30, 2003, we sold 1,060,978 shares of our common stock to institutional investors at prices ranging from $1.50 to $6.60 for an aggregate amount of approximately $2.7 million, net of finders fees and related expenses. In connection with these transactions, we also issued 31,443 common stock purchase warrants with exercise prices ranging from $1.725 to $7.60. The exercise prices on these warrants are subject to adjustment downward depending upon future equity transactions.

     Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility located in Ersboda, Sweden, which is in the process of being renovated. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.5 million and it is scheduled to be completed during September 2004. As of June 30, 2004, we have invested approximately $1.3 million on the renovation of this facility and the project is proceeding according to plan. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period in which routine production is suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

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

     While subject to significant limitation, at June 30, 2004, we have available approximately $61 million in net tax operating loss carryforwards expiring between 2005 and 2024, which may be used to offset taxable income, if any, during those periods. Our ability to generate revenue during future periods is dependent upon obtaining regulatory approvals for commercialization of our different projects. As we cannot determine that we will be successful in obtaining the necessary regulatory approvals, we are unable to conclude that realization of benefits from our deferred tax assets is more likely than not, as prescribed by Statement of Financial Accounting Standards No. 109. As a result, we have recognized a valuation allowance to offset 100% of the deferred tax assets related to these carryforwards.

     Given our current cash on hand, we believe we have the funding necessary to execute our business plan over at least the next 18 months. These funds will be utilized for expanded marketing efforts of our Multiferon product, primarily in Europe, continued research in the areas of avian transgenics and oncology and general working capital purposes including administrative support functions.

Off Balance Sheet Arrangements

     As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement involving an unconsolidated entity, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

     Our significant contractual obligations for the next five years and thereafter are as follow:

		Payments due by period
		Less Than	1-3	3-5	More Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Convertible notes and debentures, including interest (1)	$22,800,000	$1,400,000	$21,400,000	$—	$—
Long-term debt (2)	1,072,000	154,000	308,000	248,000	362,000
Operating leases (3)	2,772,000	1,202,000	1,552,000	18,000	—
Research and development agreements (4)	755,000	617,000	138,000	—	—
Officers and key employee agreements (5)	1,845,000	1,055,000	790,000	—	—
Licensing fee (6)	250,000	250,000	—	—	—
Royalties (7)	60,000	30,000	30,000	—	—

Total contractual obligations	$29,554,000	$4,708,000	$24,218,000	$266,000	$362,000

(1)	Consists of outstanding principal balance on the June 2004 convertible notes. These notes mature on March 31, 2006 and accrue interest at 7% payable quarterly.

(2)	Long-term debt consists of a mortgage loan with a Swedish bank and a loan with a Swedish governmental agency.

(3)	Operating leases consist of facility and equipment lease agreements.

(4)	Research and development agreements include agreements related to our avian transgenic and oncology projects.

(5)	Includes agreements entered into with officers and other key employees.

(6)	Licensing fee related to licensing agreement entered into with Oxford Biomedica on June 30, 2004.

(7)	Royalties represent royalties due to Medicore according to settlement reached in July 2003.

Results of Operations

2004 Compared to 2003

Product sales

     Product sales for 2004 decreased significantly compared to the previous year. For the fiscal year ended June 30, 2004 product sales totaled approximately $266,000 compared to approximately $631,000 for the fiscal year ended June 30, 2003. This decrease is primarily due to the absence of sales of bulk interferon product to Alfa Wasserman under a contractual arrangement which expired in December 2002. For the fiscal year ended June 30, 2003, sales to Alfa Wasserman totaled approximately $288,000.

     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product. There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

     Cost of sales and excess/idle production costs totaled approximately $2,047,000 for the fiscal year ended June 30, 2004. The increase in cost of sales of approximately $750,000 for the fiscal year ended June, 2004, and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Ersboda, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the fiscal year ended June 30, 2004, research and development costs totaled approximately $3,592,000 compared to approximately $3,319,000 for the fiscal year ended June 30, 2003. This increase of approximately $273,000 is mainly attributed to costs incurred in the development of potential commercial applications of our natural human alpha interferon product at our Scottish facility totaling approximately $263,000. Also contributing to the increase in research and development were increases related to our avian transgenics project and other research and development costs totaling approximately $267,000 and $258,000, respectively. These increases were offset in part by a decrease in research and development costs incurred in our oncology projects totaling approximately $621,000. Our reduction in oncology related research expenditures reflect our decision to focus limited research funding availability to projects believed to be closer to commercialization.

     We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $7,367,000 for the fiscal year ended June 30, 2004 compared to approximately $7,231,000 for the fiscal year ended June 30, 2003. This increase of approximately $137,000 is mainly attributed to increases in personnel-related termination costs, consulting fees, and patent related legal fees at our Swedish subsidiary totaling approximately $238,000, $52,000 and $53,000, respectively. During the fiscal year ended June 30, 2004, we also experienced an increase in general corporate legal fees and patent filing fees related to our avian transgenics project totaling approximately $159,000. Also contributing to the increase were increases in insurance expense and travel related expenses at our Florida headquarters totaling approximately $142,000 and $49,000, respectively. These increases were offset in part by a decrease in personnel related expenses at our Florida headquarters totaling approximately $615,000 for the fiscal year ended June 30, 2004.

     We anticipate that selling related expenses will increase significantly in fiscal 2005. This increase is expected due to the planned expansion of our Multiferon marketing efforts. These increases will be incurred in marketing personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2004, amortization of intangible assets totaled approximately $158,000, compared to approximately $184,000 during the fiscal year ended June 30, 2003. The decrease of approximately $26,000 for the fiscal year ended June 30, 2004 is primarily the result of the acquired customer contract being fully amortized as of December 2002.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sub-lease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary. Interest and other income for the fiscal year ended June 30, 2004, totaled approximately $632,000 compared to approximately $535,000 for the previous fiscal year. This increase of approximately $97,000 is primarily attributed to an increase in income generated from research and development support services provided by our Swedish subsidiary and interest earned on cash and cash equivalent totaling approximately $49,000 and $106,000, respectively. Also contributing to this increase in interest and other income is an increase in sub-lease income at our Scottish facility totaling approximately $53,000. These increases in interest and other income were offset in part by an increase in the loss of the disposition of property, plant and equipment totaling approximately $118,000.

Interest Expense

     Interest expense in fiscal 2004 totaled approximately $7,393,000 and primarily consists of interest expense on our convertible notes and debentures of approximately $6,742,000. Approximately $6.3 million of this amount represents non-cash interest expense for the fiscal year ended June 30, 2004. Interest expense for the fiscal year ended June 30, 2003 totaling approximately $8,007,000 included approximately $7.8 million in non-cash interest expense on previously outstanding convertible notes and debentures. This non-cash interest expense is comprised of the amortization of the discounts on the debentures, which arose from the valuation of detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the fiscal year ended June 30, 2004, is an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of the warrants issued in connection with the April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent auditors, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had revaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $436,000 in the fiscal year ended June 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected.

     Also included in interest expense for the fiscal years ended June 30, 2004 and June 30, 2003 is interest incurred on the debt facilities maintained by our Swedish subsidiary totaling approximately $165,000 and $194,000, respectively. These credit facilities have interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2004, income tax benefit totaled approximately $44,000, a decrease of approximately $17,000 when compared to the same period of the previous fiscal year as a result of the fully amortized customer contract intangible asset. Income tax benefit for the fiscal year ended June 30, 2004 consists of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax income liability of approximately $500,000 as of June 30, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2004, we had a net operating loss carry forward of approximately $61 million for U.S. federal income tax purposes.

2003 Compared to 2002

Product Sales

     As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales have been for the sale of bulk product (semi-purified) to one customer in Italy, Alfa Wasserman, under a contractual arrangement, which has expired. For the fiscal year ended June 30, 2003, bulk product sales totaled approximately $288,000 or approximately 54% of total product sales. Product sales for the nine months ended June 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

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

Cost of Sales

     Cost of sales and excess/idle production costs totaled approximately $1,297,000 for the fiscal year ended June 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of reduced production levels.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2003 totaled approximately $3,319,000, a decrease of approximately $1,613,000 when compared to the previous fiscal year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,520,000, and a decrease in consulting fees related to oncology projects totaling approximately $300,000. These decreases were partially offset by an increase in contracted research and development totaling approximately $112,000 related to our avian transgenics project.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $7,231,000 for the fiscal year ended June 30, 2003 compared to approximately $7,041,000 for the preceding fiscal year. This increase of $190,000 is mainly attributed to additional expenses incurred by our Swedish subsidiary of approximately $344,000, which was acquired in September 2001. Prior year’s results of operations for the twelve months ended June 30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001. Also contributing to the increase in selling, general and administrative expenses for the twelve months ended June 30, 2003 were increases in payroll related expenses, consulting fees, insurance expense and royalties expense at our Florida headquarters totaling approximately $557,000, $153,000, $152,000 and $88,000, respectively. These increases were partially offset by a decrease in legal fees at our Florida headquarters totaling approximately $1,318,000. This decrease in legal fees reflected the termination of litigation with AviGenics conducted primarily in fiscal 2002.

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2003, amortization of intangible assets totaled approximately $184,000 compared to approximately $156,000 for the fiscal year ended June 30, 2002.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sub-lease income on certain office space in our facility in Scotland and gains or losses on foreign exchange, and gains or losses on the disposal of property and equipment. Interest and other income totaled approximately $535,000 for the fiscal year ended June 30, 2003, representing an increase of approximately $202,000 when compared to the same period of the preceding year. This increase is attributed to additional grant and sub-lease income totaling approximately $313,000 and $137,000 for the twelve months ended June 30, 2003, respectively. However, this increase was partially offset by reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $146,000 and a decrease in gains on foreign exchange totaling approximately $138,000.

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

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2003, income tax benefit totaled approximately $61,000, a decrease of approximately $807,000 when compared to the same period of the previous fiscal year. This decrease is primarily attributed to the absence of tax credits from research and development activities in Scotland totaling approximately $810,000 for the year ended June 30, 2002. Income tax benefit for the fiscal year ended June 30, 2003 is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $544,000 as of June 30, 2003 all of which is related to our developed technology intangible asset acquired in September 2001.

     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2003, we had a net operating loss carry forward of approximately $52 million for U.S. federal income tax purposes.

Research and Development Projects

     We have four ongoing research and development projects in the fields of oncology and avian transgenics.

Oncological Therapies

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

     For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the CD55 project totaling approximately $206,000, $144,000 and $298,000, respectively. Since the date of inception of this project, we have incurred approximately $906,000 in research and development costs.

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the CD55 project.

     The CD55 vaccine project has not reached clinical trials and we do not expect to enter into clinical trials earlier than calendar 2005, if at all.

IEP 11

     We entered into an agreement with the University of Miami’s Sylvester Comprehensive Cancer Center to develop an anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in rats for a broad range of cancers. This drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein. It possesses anti-cancer vaccine properties both prophylactically and therapeutically.

     For the fiscal years ended 2004 and 2003 we incurred costs related to the IEP 11 project totaling approximately $95,000 and $85,000, respectively. Since the date of inception of this project, we have incurred approximately $180,000 in research and development costs.

     It is too early too determine if and when this project will be considered for clinical trials.

R24 Monoclonal Antibody

     In collaboration with Memorial Sloan-Kettering Cancer Center, we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins designed to locate and bind to targeted cancer cells.

     We did not incur any costs related to this project during fiscal 2004. For the fiscal years ended 2003 and 2002, we incurred costs related to the R24 project totaling approximately $598,000 and $629,000, respectively. Since the date of inception of this project, we have incurred approximately $1,538,000 in research and development costs.

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

     We believe our avian transgenics project could offer a rapid and cost effective way to produce large volumes of therapeutic proteins. In addition to meeting the current and future alternative production demands of the biopharmaceutical industry and generating significant revenue for Viragen, this project could also accelerate the progress of several life-saving drugs to the market at an affordable cost.

     For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the avian transgenics project totaling approximately $1,865,000, $949,000 and $778,000, respectively. Since the date of inception of this project, we have incurred approximately $4,069,000 in research and development costs.

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

     During the fiscal year ended June 30, 2004, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of June 30, 2004, the U.S. dollar has lost approximately 9.52% and 6.37% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of June 30, 2004.

Item 8. Financial Statements and Supplementary Data

     Information in response to this item is provided elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9A. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

			Served as
			Officer and/or
Name	Age	Position with the Company	Director Since	Class
Charles A. Rice	53	Chief Executive Officer	2004	A
		President	2004
		Director	2004
Dennis W. Healey	56	Chief Financial Officer	1980
		Treasurer	1980
		Executive Vice President	1993
		Secretary	1994
Melvin Rothberg	57	Executive Vice President	1999
Carl N. Singer	88	Chairman of the Board	1997	C
Robert C. Salisbury	60	Director	1998	A
Charles J. Simons	86	Director	1998	A
Douglas Lind	44	Director	2002	B
C. Richard Stafford	68	Director	2003	C
Randolph A. Pohlman	59	Director	2003	B
Per-Erik Persson	67	Director	2003	C
Nicholas M. Burke	32	Vice President	2004
		Controller	2001

     On February 28, 1997, we amended our Certificate of Incorporation and set up a classified board of directors commencing with the 1997 annual meeting. Following that meeting, we divided directors into three subclasses consisting of class A, class B and class C. The initial term of the class A directors expired after the 1998 annual meeting of stockholders; the term of the class B directors initially expired after the 1999 annual meeting; and the term of the class C directors initially expired after the 2000 annual meeting.

     At each annual meeting of stockholders, directors for the respective class whose term has expired will be elected. The directors chosen to succeed those whose terms have expired will be elected to hold office for a term to expire at the third ensuing annual meeting of stockholders after their election, and until their respective successors are elected and qualified. Terms of our directors expire as follows:

•	class A—after our 2004 annual meeting of stockholders;

•	class B—after our 2005 annual meeting of stockholders; and

•	class C—after our 2006 annual meeting of stockholders

     In March 2003, Charles A. Rice was appointed president and chief executive officer and director of Viragen. Mr. Rice brings to Viragen 30 years of experience managing, directing and building stockholder value for companies in the life science industry. From January 2003 to September 2003, Mr. Rice served as group president of KV Pharmaceutical Company with responsibility for commercial activities. From August 1992 to November 2002, Mr. Rice served as president and chief executive officer of Dey, Inc., a division of Germany’s Merck KGaA, where he developed and implemented strategies to create a rapidly growing and profitable business. Mr. Rice has a degree in Biology from Georgia College and extensive business education and experience through training and coursework at a variety of domestic and international universities, in addition to continuous participation in industry organizations.

     Dennis W. Healey is a certified public accountant. He has served as chief financial officer and treasurer since 1980 and was elected to the board in 1984. He was appointed executive vice president in 1993 and secretary in 1994. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen International, Inc. In December 2003, concurrent with the appointment of Dr. Pohlman, Mr. Healey resigned from Viragen’s board of directors.

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

     Carl N. Singer was elected a director in August 1997 and currently serves as chairman of the board of directors and chairman of the executive committee. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, two funds managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 180,002 shares of common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as chairman of the board, chief executive officer and president of Viragen International, Inc.

     In March 2004, Robert C. Salisbury resigned his positions as chief executive officer and president of Viragen, positions he had held since January 2003. Mr. Salisbury has been a director of Viragen since December 1998 and serves as chairman of the nominating and governance committee and as a member the executive committee. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He also served as a vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998. Mr. Salisbury also serves as president and a director of Fundamental Management Corporation, a Florida-based institutional investment fund. During fiscal 2000, two funds managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen, in two separate transactions, receiving 180,002 shares of common stock.

     Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairman of the audit and finance committee and serves on the executive committee of the board of directors. In addition, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Mr. Simons is also a director of Diasa Inc., Excalibur Corporation and Preferred Care Partners. In addition, Mr. Simons is an investor in Fundamental Management Corporation. During fiscal 2000, two funds managed by Fundamental Management Corporation invested a total of $2,000,000 in Viragen in two separate transactions, in exchange for 180,002 shares of our common stock.

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

     C. Richard Stafford was appointed to the board of directors in June 2003. He currently serves a member of the audit and finance and compensation committees. From 1977 to 2001, Mr. Stafford was vice president responsible for worldwide mergers and acquisitions for Carter-Wallace, Inc., a former New York Stock Exchange listed international pharmaceutical, diagnostics, and toiletries company. From 1974 to 1977, Mr. Stafford was president of Caithness Corporation, an oil, gas and mineral exploration firm. From 1971 to 1974, he served as a vice president of corporate finance at the global investment banker, Bear Stearns. Mr. Stafford also served as director of corporate development of the Bristol-Myers Company from 1966 to 1971, and as an associate at Milbank, Tweed, Hadley & McCloy from 1960 to 1965. He is a cum laude graduate of Harvard College and a graduate of Harvard Law School.

     Randolph A. Pohlman, PhD., was appointed to the board of directors in December 2003. He currently serves as chairman of the compensation committee and as a member of the audit and finance and nominating and governance committees. Since 1995, Dr. Pohlman has served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University. Prior to his arrival at Nova Southeastern University, Dr. Pohlman served as a senior executive at Koch Industries, the second-largest privately held company in the United States from 1990 to 1995. Prior to his tenure at Koch Industries, Dr. Pohlman was associated with Kansas State University (KSU), where for fourteen years, he served KSU in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles in 1983, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania.

     Per-Erik Persson was appointed to the board of directors in November 2003. Mr. Persson serves as a member of the compensation committee. Prior to his retirement in 1996, Mr. Persson had served since 1993 as Director of Seeds Division and Member of the Group Management of Sandoz AG and President and CEO of Sandoz Seeds Ltd., Switzerland. From 1975 through 1993, Mr. Persson served in several managerial positions with Hilleshog AG including Managing Director and CEO of Hilleshog AB and President Director General of Hilleshog NK, France. Mr. Persson also serves as a director of Viragen International.

     Nicholas M. Burke is a certified public accountant and joined Viragen as our controller in October 2001. He was appointed as vice president in March 2004. Prior to joining Viragen, Mr. Burke served as corporate controller of SmartDisk Corporation a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen’s independent audit firm, concentrating his practice in the computer technology and biotechnology industries.

     There is no family relationship between any of the officers and directors.

     In January 2003, Gerald Smith resigned his positions as chairman of the board, chief executive officer and president of Viragen and Viragen International. In October 2003, Mr. Smith resigned his positions as a director of Viragen and Viragen International.

     During fiscal 2004, Viragen’s board of directors met on seven occasions.

Committees of the Board of Directors

     Our board of directors has established an executive committee, an audit and finance committee, a compensation committee and a nominating and governance committee. The following table identifies the members of our board of directors who serve on each of those committees.

		Audit and		Nominating and
	Executive	Finance	Compensation	Governance
Name	Committee	Committee	Committee	Committee
Carl N. Singer	X*
Robert C. Salisbury	X			X*
Douglas Lind
Per-Erik Persson			X
Randolph A. Pohlman		X	X*	X
Charles J. Simons	X	X*		X
C. Richard Stafford		X	X
* Chairperson

Executive Committee

     The executive committee acts for the full board of directors during intervals between board of directors meetings, except on matters which by law may not be delegated. The executive committee will meet as necessary. All actions by the committee are reported at the next board of directors meeting. During fiscal 2004, the executive committee met on four occasions.

Audit and Finance Committee

     The audit and finance committee was organized in February 1998, and operates under a written charter adopted by the board of directors in July 2000, which was amended in March 2004.

     The role of the audit and finance committee is to assist the board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications, independence, and fees, (4) the development, implementation and performance of our internal control function and (5) the performance of our independent auditors.

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

     In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board of directors has approved, that the audited consolidated financial statements be included in Viragen’s annual report on Form 10-K for the year ended June 30, 2004, for filing with the Securities and Exchange Commission.

     In December 2003, following the adoption of new American Stock Exchange rules issued that same month, Mr. Salisbury resigned from the audit and finance committee and was replaced in this position by Dr. Pohlman.

     Each member of our audit and finance committee is “independent” within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934 and satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.

     During fiscal 2004, the audit and finance committee met on twelve occasions.

Audit Committee Financial Expert

     Our board of directors has determined that “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K is Charles J. Simons. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Compensation Committee

     The compensation committee was organized in February 2001. Prior to the adoption of the compensation committee charter in December 2003, the committee operated without a written charter. Under its charter, the compensation committee is to consist of not less than two members. Each member of the compensation committee satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.

     The compensation committee was formed to advise and make recommendations to the board of directors with respect to (1) compensation payable to our executive officers and non-employee directors, (2) incentive and equity-based compensation plans, including stock option plans in which officers or employees are eligible to participate and (3) arrangements with executive officers and other key officers relating to their employment relationship with us.

     During fiscal 2004, the compensation committee met on one occasion.

Nominating and Governance Committee

     The nominating and governance committee was organized in November 2003. Under its charter, the nominating and governance committee is to consist of not less than two members. Each member of the compensation committee satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.

     The nominating and governance committee was formed to (1) to assist the board of directors by identifying individuals qualified to become board members, and to recommend for selection by the board of directors the director nominees to stand for election for the next annual meeting of the our stockholders; (2) to recommend to the board of directors director nominees for each committee of the board of directors; (3) to oversee the evaluation of the board of directors and management, and (4) to develop and recommend to the board of directors a set of corporate governance guidelines and code of business conduct and ethics.

     During fiscal 2004, the nominating and governance committee met on one occasion.

     Audit and Finance Committee and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Currently, there are three members each of the audit and finance committee, the compensation committee, and the nominating and governance committee. All members of the audit and finance, compensation and nominating and governance committees are outside directors.

Director Compensation

     In March 2004, the board of directors approved and implemented a modified structure for director compensation. Compensation received by individual directors may vary depending upon committee membership and participation and number of meetings attended. The approved fees provide:

•	Board of director meetings: $1,500 per meeting:
•	Audit and finance committee:
o Chairperson annual retainer — $10,000
o Committee member annual retainer — $5,000
o Attendance fee per meeting — $750
•	Executive and compensation committees:
o Chairperson of the compensation committee annual retainer — $5,000
o Committee member annual retainer — $2,500
o Attendance fee per meeting — $750
•	Nominating and governance committee:
o Chairperson annual retainer — $5,000
o Committee member annual retainer — $2,500
o Attendance fee per meeting — $750

     Mr. Carl N. Singer, chairman of the board of directors and the executive committee receives no additional cash compensation for his committee participation. All attendance fees are reduced by one-half for telephonic attendance.

Code of Ethics

     We have adopted a Code of Ethics for Senior Finance Personnel (“Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. We have also adopted a Business Ethics and Conflict of Interest Statement (“Business Ethics and Conflict of Interest Statement”) that applies to directors, executive officers and employees of Viragen and its subsidiaries. The Code of Ethics and Business Ethics and Conflict of Interest Statement are available on our web site, free of charge, at www.viragen.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website or on Form 8-K promptly following the date of such amendment or waiver.

Item 11. Executive Compensation and Employment Agreements

     The following table includes information concerning the compensation and employment agreements of the chief executive officer of Viragen and the four other most highly compensated executive officers as of June 30, 2004.

Summary Compensation Table

					Long Term Compensation
					Awards		Payouts
						Securities
		Annual Compensation			Restricted	Underlying
					Stock	Options/
Name and	Fiscal			Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)
Charles A. Rice	2004	$75,000	$—	$—	$—	150,000	$—	$—
CEO, President and	2003	—	—	—	—	—	—	—
Director	2002	—	—	—	—	—	—	—
Robert C. Salisbury	2004	$—	—	—	—	—	—	—
Former CEO and	2003	—	—	—	—	35,000	—	—
President	2002	—	—	—	—	—	—	—
Carl N. Singer	2004	$—	—	—	—	500	—	$100,000
Chairman of the Board,	2003	—	—	—	—	500	—	100,000
CEO and President of	2002	—	—	—	—	500	—	100,000
Viragen International
Dennis W. Healey	2004	$200,000	—	—	—	—	—	—
Exec. V.P., Treasurer,	2003	252,000	—	—	—	—	—	—
CFO and Director	2002	252,000	—	—	—	35,000	—	—
Melvin Rothberg	2004	$181,500	—	—	—	—	—	—
Executive V.P.	2003	181,500	—	—	—	—	—	—
	2002	175,373	—	—	—	5,000	—	—
Nicholas M. Burke	2004	$120,000	—	—	—	20,000	—	—
V.P. and Controller	2003	122,462	—	—	—	10,000	—	—
	2002	77,692	—	—	—	2,500	—	—

Employment Agreements

     In March 2004, Charles A. Rice was appointed president and chief executive officer. Mr. Rice entered into a three year employment agreement with Viragen. Following the initial three-year term, the agreement is automatically extended for an additional year on each anniversary unless either party provides at least ninety days notice of their intent not to extend. The agreement provides for a base salary of $300,000 per year and an incentive bonus of up to an additional $112,500 for calendar 2004. The incentive bonus is based upon performance and achievement of agreed standards. Commencing in calendar 2005, the board of directors shall recommend an annual incentive bonus which will not be less than $75,000. Mr. Rice also was granted options to purchase 150,000 shares of our common stock, exercisable at $2.10 per share for a five year period from their vest date. These options vest as follows:

•	50,000 upon the effective date of the employment agreement;

•	50,000 upon the first anniversary of the effective date;

•	25,000 when, and if, the volume weighted average price of our common stock trades at or above $5.00 per share for thirty consecutive trading days;

•	25,000 when, and if, the volume weighted average price of our common stock trades at or above $10.00 per share for thirty consecutive trading days;

•	or with regard to the 50,000 price based vesting, in their entirety upon the tenth anniversary of the effective date.

     In March 2004, Robert C. Salisbury resigned his positions as chief executive officer and president of Viragen, positions he had held since January 31, 2003. Mr. Salisbury did not enter into an employment agreement with Viragen nor did he receive a salary for his services. On February 7, 2003, Mr. Salisbury was granted options to purchase 35,000 shares of our common stock at $1.10 per share. The options vested one-half upon the grant date and one-half upon the first anniversary of the grant date and are exercisable for five years from vest dates. In January 2004, Mr. Salisbury exercised half of these options to purchase 17,500 shares of our common stock at $1.10 per share, through the payment of $19,250 in cash. Mr. Salisbury has been a director of Viragen since December 1998.

     Carl N. Singer was elected a director in August 1997 and currently serves as chairman of the board of directors and chairman of the executive committee. Mr. Singer has served as chairman of the board of Viragen International since 2000 and was appointed president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. Commencing in March 2000, Mr. Singer receives $100,000 per year from Viragen for his services as chairman of the board and chairman of the executive committee.

     Mr. Healey serves as executive vice president, chief financial officer and secretary of Viragen. He also serves as executive vice president, chief financial officer, secretary and director of Viragen International, Inc.

     On March 1, 2001, Mr. Healey renewed his two year employment agreement with Viragen. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least ninety days notice of their intent not to renew. Under this agreement, Mr. Healey received an annual salary of $252,000. He also received options to purchase 15,000 shares of our common stock at $13.50 per share. The options vested one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vesting dates. Mr. Healey’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction.

     In March 2002, Viragen granted Mr. Healey options to purchase 35,000 shares of common stock at $10.40 per share. The options vested one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates.

     On February 14, 2003, Mr. Healey executed an addendum to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock. On March 1, 2003, Mr. Healey again executed an amendment to his employment agreement which provided for the payment of 75% of his salary in the form of shares of Viragen common stock, which continued through June 30, 2003.

     On June 30, 2003, Mr. Healey executed an addendum to his employment agreement whereby his annual salary of $252,000 was reduced to $200,000.

     On July 1, 2001, Mr. Rothberg renewed his two year employment agreement with Viragen. Under this agreement, Mr. Rothberg received an annual salary of $172,500. He also received an automobile allowance of $600 per month and options to purchase 5,000 shares of common stock at $12.50 per share. The options vested one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. Effective February 28, 2002 Mr. Rothberg’s annual salary was increased to $181,500 to reflect his added responsibilities related to the acquisition of ViraNative.

     On February 14, 2003, Mr. Rothberg executed an addendum to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock which continued through June 30, 2003.

     On July 1, 2004, Mr. Rothberg entered into a new two year employment agreement. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least ninety days notice of their intent not to renew. The agreement provides for a base annual salary of $190,000. In addition, each year of the agreement, Mr. Rothberg is eligible to receive a performance based bonus of up to 50% of his base salary. This bonus is payable upon the achievement of mutually agreed upon performance objectives established each year.

     In October 2001, Mr. Burke joined Viragen as Controller. Upon his employment, Mr. Burke entered into a two year employment agreement. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least 90 days notice of their intent not to extend. The agreement provided for a salary of $110,000 per year. In addition, Mr. Burke received options to purchase 2,500 shares of Viragen common stock and 25,000 shares of Viragen International at $12.40 and $0.70 per share, respectively. Both options vest one-half upon the effective date of the employment agreement and one-half on the first anniversary of the effective date. In January 2002, his employment agreement was modified, increasing his salary to $120,000 per year.

     In March 2004, Mr. Burke was appointed as vice president of Viragen. On June 21, 2004, his employment agreement was modified providing for an annual salary of $145,000 and a grant of 20,000 options to purchase common stock of Viragen. The options vest one-half upon the effective date and one-half on the first anniversary of the effective date. These options are exercisable at $1.57 per share and are exercisable for five years from the vest date.

Option/SAR Grants in Last Fiscal Year

     The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2004 to each person named in the Summary Compensation Table.

					Potential
	Individual Grants				Realized Value at
					Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%
Charles A. Rice	50,000	24.9%	$2.10	3/28/09	$30,000	$65,000
Charles A. Rice	50,000	24.9%	2.10	3/28/10	35,000	80,000
Charles A. Rice	50,000	24.9%	2.10	3/28/14	65,000	165,000
Robert C. Salisbury	—	—	—	—	—	—
Carl N. Singer	250	0.01%	2.40	3/12/09	350	750
Carl N. Singer	250	0.01%	2.40	3/12/09	400	950
Dennis W. Healey	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—
Nicholas M. Burke	10,000	5.0%	1.57	6/21/09	4,300	9,600
Nicholas M. Burke	10,000	5.0%	1.57	6/21/10	5,300	12,100

Option Exercises and Holdings

     The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2004 by each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2004 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares Acquired on	Value	Options at FY End (#)		Options at FY End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Rice	—	$—	50,000	100,000	$—	$—
Robert C Salisbury	17,000	24,500	18,500	—	5,250	—
Carl N. Singer	500	800	35,750	250	—	—
Dennis W. Healey	—	—	50,000	—	—	—
Melvin Rothberg	—	—	27,500	—	—	—
Nicholas M. Burke	—	—	22,500	10,000	—	—

EQUITY COMPENSATION PLAN INFORMATION

     The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2004.

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants, and rights	warrants, and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	386,700	$6.71	95,160
Equity compensation plans not approved by security holders(1)	207,975	21.38	—

Total	594,675		95,160

(1)	Consisting of securities issued in connection with research supply and consulting agreements.

1997 Amended Stock Option Plan and 1995 Amended Stock Option Plan

     On May 15, 1995 the board of directors adopted, subject to approval by the stockholders, a stock option plan, called the 1995 Stock Option Plan. The board reserved 400,000 shares of common stock under the 1995 Stock Option Plan. On September 22, 1995, the board of directors amended the 1995 Stock Option Plan to define certain terms and clarify the minimum exercise price of the non-qualified options. The minimum exercise price of non-qualified options cannot be less than 55% of the fair market value. Viragen stockholders ratified the 1995 Stock Option Plan at the annual meeting held on December 15, 1995.

     On January 27, 1997 the board of directors adopted, subject to approval by the stockholders, a stock option plan called the 1997 Stock Option Plan. The 1997 stock option plan contains terms and provisions similar to the 1995 Stock Option Plan. Viragen stockholders ratified the 1997 Stock Option Plan at the annual meeting held on February 28, 1997. On April 24, 1998 the board of directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Stock Option Plan. This amendment reserved an additional 100,000 shares of common stock for issuance under that plan. This amendment brought the total shares reserved under the 1997 Stock Option Plan to 400,000 shares. On July 31, 1998, the stockholders ratified this amendment to the 1997 Stock Option Plan.

     The compensation committee of the board of directors and the board of directors currently administer the plans. Administration of the plan includes determining:

•	the persons who will be granted plan options,

•	the type of plan options to be granted,

•	the number of shares subject to each plan options, and

•	the exercise price of plan options.

     Options granted under either the 1995 or the 1997 stock option plans may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the plans also include a reload option provision. This provision permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option, which is granted under a plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors or the compensation committee determine the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen’s common stock, no plan option may be exercisable more than five years after the date of the grant.

     Officers, directors, key employees and consultants of Viragen and its subsidiaries are eligible to receive non-qualified options under the stock option plans. Only officers, directors and employees who are employed by Viragen or by any of its subsidiaries are eligible to receive incentive options.

     Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under an amendment to the 1997 stock option plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the compensation committee. If an optionee’s employment is terminated for any reason, other than his death or disability, or if an optionee is not an employee but is a member of Viragen’s board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

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

     As of September 7, 2004, there were approximately 13,000 and 82,000 options available under the 1995 and 1997 stock option plans, respectively.

Other Option Grants

     On November 13, 2003, December 2, 2003 and March 12, 2004, Viragen granted options to purchase an aggregate 7,500 shares of our common stock to five directors. The options vest one-half on the grant date and one-half on the first year anniversary of the grant date. The options are exercisable over five years from the vest dates, at prices ranging from $2.40 to $2.60 per share. The options were allocated, as follows:

•	Douglas Lind — 500;

•	Per-Erik Persson — 3,000;

•	Randolph A. Pohlman — 3,000;

•	Charles J. Simons — 500; and

•	C. Richard Stafford — 500.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table shows certain information known to us regarding Viragen’s common stock beneficially owned at September 7, 2004, by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen’s common stock,

•	each of Viragen’s directors,

•	each executive officer named in the Summary Compensation Table, and

•	all officers and directors as a group.

     Under securities law, a person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days.

     This table is based upon 36,568,385 shares of common stock outstanding at September 7, 2004, and does not give effect to:

•	the issuance of up to 22,044,238 shares that would be issued in the event outstanding options and warrants are exercised and upon the conversion of convertible stock or debt, except with respect to beneficial ownership of shares attributable to the named person in accordance with SEC rules.

			Common Shares
			Beneficially Owned
	Number of
	Shares	Percent		Acquirable
	Beneficially	of		Within
Name of Beneficial Owner	Owned	Class	Currently	60 days
Charles A. Rice	120,000	*	20,000	100,000
Douglas Lind	46,762	*	21,512	25,250
Per-Erik Persson	2,000	*	500	1,500
Randolph A. Pohlman	2,612	*	1,112	1,500
Robert C. Salisbury	39,000	*	20,500	18,500
Charles J. Simons	21,197	*	19,447	1,750
Carl N. Singer	446,935	1.2%	411,185	35,750
C. Richard Stafford	5,819	*	3,069	2,750
Denis W. Healey	152,565	*	102,565	50,000
Melvin Rothberg	29,030	*	1,530	27,500
Nicholas M. Burke	22,500	*	—	22,500
Alexandra Global Master Fund Ltd.	3,232,192	8.1%	—	3,232,192
Palisades Master Fund L.P.	4,018,000 (1)	9.9%	597,971	3,420,029
Satellite Strategic Finance Associates, LLC	4,018,000 (1)	9.9%	600,170	3,417,830
Officers and Directors as a group (11 persons)	888,420	2.4	601,420	287,000
* less than 1%

(1)	Does not include shares issuable upon conversion of notes and/or warrants if conversion or exercise would increase the holder’s beneficial ownership to more than 9.9%.

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

Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own ten percent (10%) or more of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of their ownership and reports of changes in their ownership of common stock and other equity securities of Viragen. Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Stock Price Performance Graph

     The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 1999 through June 30, 2004, with the cumulative total return on the AMEX Composite Index and the NASDAQ Biotechnology Index.

Item 13. Certain Relationships and Related Transactions

     Carl N. Singer, Viragen’s chairman of the board, also serves as chairman of the board of directors, president and chief executive officer of Viragen International., Inc. Dennis W. Healey, executive vice president and chief financial officer of Viragen, serves in the same capacities for Viragen International, Inc. Mr. Healey is also a director of Viragen International, Inc.

     In May 2004, Viragen USA, Inc., our majority owned subsidiary, repurchased the shares of its outstanding common stock not held by Viragen. These shares were independently valued at $0.22 per share, resulting in a total cost of $70,400. Viragen USA, Inc. is now wholly owned by Viragen. The shares were held by an officer, two former officers and a former director as follow: Dennis W. Healey (100,000); Gerald Smith (100,000); Charles Fistel (100,000); and Peter Fischbein (20,000).

     In March 2004, Robert C. Salisbury resigned his positions as president and chief executive officer of Viragen, positions he had held since January 2003. Mr. Salisbury received no salary for serving in these positions. On February 7, 2003, Mr. Salisbury was granted options to purchase 35,000 shares of our common stock at $1.10 per share. The options vest one-half upon the grant date and one-half upon the first anniversary of the grant date and are exercisable for five years from the vest dates. In January 2004, Mr. Salisbury exercised half of these options through the payment of $19,250 in cash.

     In June 2003, we entered into a consulting agreement with Dr. Douglas Lind, a director of Viragen, upon the expiration of his employment agreement. This agreement provided for annual compensation of $60,000. The agreement did not contain a fixed term. However, either Viragen or Dr. Lind had the option to terminate the agreement for any reason upon 90 days written notice. Under the agreement, Dr. Lind was engaged to consult with management on a variety of scientific and biopharmaceutical market issues. The consulting agreement also provided for additional non-equity compensation for Dr. Lind’s assistance in the facilitation of potential financing transactions, corporate collaborations or partnerships and merger and acquisition activity. To date, no fees have been paid under this provision. For his consulting services, we issued Dr. Lind 25,000 common stock purchase warrants exercisable at $2.60 per share for a period of five years. We recognized non-cash compensation expense of $52,000 in connection with the grant of these warrants. Concurrent with his entering into the consulting agreement and the issuance of the related common stock purchase warrants, Dr. Lind surrendered 27,500 common stock purchase options granted during the term of his expired employment agreement. In August 2004, the consulting agreement was terminated pursuant to the agreement’s 90 day notice provision.

     In January 2003, Gerald Smith resigned his positions as chairman, president and chief executive officer of Viragen, Inc. and Viragen International. Upon his resignation, Mr. Smith received a one time payment of $170,000. Mr. Smith also entered into a one-year consulting agreement related to our avian transgenics program. This agreement which expired on January 31, 2004, provided for annual compensation of $155,000, health insurance and automobile related expenses. In October 2003, Mr. Smith resigned as a director of Viragen, Inc. and Viragen International, Inc.

     From February 2003 through June 2003, Dennis W. Healey, chief financial officer, Melvin Rothberg, executive vice president of operations, and Dr. Douglas Lind consented to modify their employment agreements so as to receive 20% of their compensation in the form of restricted shares of common stock, valued at market on each pay date. In March 2003, Mr. Healey consented to increase the amount of his compensation paid in restricted shares of common stock to 75%. These agreement modifications ran through June 30, 2003. As of June 30, 2003, we had issued 61,065 shares to Mr. Healey, 14,070 shares to Mr. Rothberg and 18,512 shares to Dr. Lind based upon these agreement modifications. In July 2003, Mr. Healey modified his employment agreement reducing his salary from $252,000 to $200,000 per year.

     During October 2000, Mr. Healey exercised 10,000 options to purchase common stock through the issuance of a $50,000 recourse promissory note payable to Viragen secured by the underlying common stock purchased, which was held in escrow. In October 2002, Mr. Healey paid the principal and related interest on his note. The escrowed shares were released upon payment.

     On September 1, 1998, Gerald Smith, then president, chief executive officer and chairman, exercised 25,000 options to purchase Viragen common stock. He exercised the options through the issuance of promissory notes payable to Viragen totaling $150,000. Mr. Smith also entered into related pledge and escrow agreements. The promissory note carried an interest rate of 5.47%, payable semi-annually, and was secured by the underlying common stock purchased. The purchased shares were being held in escrow, pending payment of the related note pursuant to the provisions of the pledge and escrow agreements. Mr. Smith paid $100,000 of the principal on his promissory note, plus related interest, during January 2000. Viragen released the collateral on the promissory note. In January 2003, Mr. Smith, paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest.

     During fiscal 2001, Sidney Dworkin, a former director of Viragen, exercised 10,000 options to purchase Viragen common stock at $5.00 per share. The options were exercised through the issuance of a promissory note payable to Viragen in the aggregate amount of $50,000 with related pledge and escrow agreements. The promissory note bore interest at 6.00%, payable semi-annually, and was secured by the underlying common stock purchased. During fiscal 2002, Viragen collected the $50,000 in related principal payments and released the 10,000 shares of common stock from escrow.

     During October 1998, Peter Fischbein, a former director, exercised options to purchase 20,000 shares of Viragen common stock at $5.00 per share. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. This promissory note accrued interest at 5.06%, payable semi-annually, and was secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 2,500 shares of Viragen common stock at $5.00 per share through the issuance of another promissory note payable to Viragen totaling $12,500, and related pledge and escrow agreements. This promissory note accrued interest at 6.46%, payable semi-annually. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein consolidated his October 1998 and February 2000 notes by issuing a two year promissory note payable to Viragen totaling approximately $114,000. This promissory note bears interest at 3.5%, payable semi-annually, and is secured by the underlying common stock purchased. As of June 30, 2004 the uncollaterized portion of this note has been reserved.

     During May 1999, Charles F. Fistel, a former officer, exercised options totaling 41,000 shares. These options were all exercised through the issuance of promissory notes payable to Viragen totaling $145,000, and related pledge and escrow agreements. The promissory notes bear interest at 5.15%, payable semi-annually, and were secured by the underlying common stock purchased. The purchased shares were held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed shares of common stock were released to Mr. Fistel upon receipt of his payment. On June 30, 2003, we reserved the uncollaterized portion of these notes totaling approximately $47,000, based on the closing price of our stock on that date. In February 2004, following default on these promissory notes, we reclaimed the 31,000 shares of common stock held in escrow. These shares of common stock were valued at $2.60 per share, the then market price. This resulted in a $80,600 reduction of the outstanding principal on the notes. In May 2004, Mr. Fistel’s outstanding principal was further reduced by $22,000 as a result of his surrendering to Viragen 100,000 shares of Viragen USA valued at $0.22 per share.

     On February 7, 2000, the board of directors approved a three year extension of the expiration date of an option to purchase 100,000 shares of common stock at $5.00, which had been granted during October 1995 to Gerald Smith, Viragen’s former chief executive officer and president. The option, which was to expire on October 5, 2000, would expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of $941,000 relating to this modification. This option expired unexercised in October 2003.

     On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Mr. Carl Singer, a director of Viragen, through Fundamental Management Corporation, a Florida-based institutional investment fund. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 9.5% per annum. Active Investors Ltd. II could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $10.00 per share. The principal and interest were payable on February 17, 2001. This note was converted into 101,572 shares of common stock, which included $35,400 in interest on June 30, 2000. In connection with this agreement, Active Investors Ltd. II also received a warrant to purchase 10,000 shares of Viragen common stock at $20.00 per share. The warrant expired on February 17, 2003.

     Active Investors Ltd. II also participated as an investor under the shelf registration on Form S-3 dated March 21, 2000 (File No. 333-32306). Active Investors Ltd. II invested $1,000,000 in exchange for 78,430 shares of our common stock.

     Mr. Robert Salisbury, our former president and chief executive officer, also serves as president and director of Fundamental Management Corporation which manages the Active Investors Ltd. II fund. Mr. Salisbury and Mr. Charles Simons, a director of Viragen, are investors in the Active Investors Ltd. II fund.

     Commencing in March 2000, Mr. Singer is receiving $100,000 per year for his services as a director and chairperson of the executive committee. He receives no other director fees. In addition, for these services on March 14, 2000, Mr. Singer was granted an option to acquire 10,000 shares of common stock. The option provides for:

•	an exercise price of $37.50 per share,

•	are exercisable for 5 years from the vesting date,

•	3,333 shares exercisable on the grant date; 3,333 shares on the first anniversary of the grant date and 3,334 shares on the second anniversary of the grant date.

     During May 2001, Robert C. Salisbury entered into a consulting agreement with Viragen. He was to provide consulting services to Viragen for a three year period ending May 31, 2004. These consulting services were in addition to his service on the board of directors. As compensation, he would have been granted warrants to purchase up to 11,000 shares of common stock. The warrants would have been granted in tranches upon performance of specific criteria. The warrants would have vested one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants would have been exercisable for five years from the vest dates, at 115% of the fair market value of Viragen’s common stock on the dates of grant. In September 2002, Mr. Salisbury and Viragen agreed to terminate this consulting agreement and related warrants.

Item 14. Principal Accountant Fees and Services

     The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended June 30, 2004 and 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	June 30,	June 30,
	2004	2003
Audit fees	$296,000	$238,000
Audit related fees	—	1,000
Tax fees	42,000	35,000
All other fees	—	—

Total	$338,000	$274,000

     Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements.

     Audit related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and not included under audit fees.

     Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.

Pre-Approval Policy

     In April 2004, we implemented an Audit and Non-Audit Services Pre-Approval Policy. This policy conforms to guidelines established under the Sarbanes-Oxley Act of 2002 and is administered by the audit and finance committee and the board of directors. The policy provides that the audit and finance committee is required to pre-approve the audit and non-audit services performed by our independent auditor in order to assure that they do not impair their independence. Our policy provides for both general pre-approval and specific pre-approval guidelines. The policy states that unless a type of service has received general pre-approval, it will require specific pre-approval by the audit and finance committee if it is to be provided by our independent auditor.

PART IV

Item 15. Exhibits and Reports on Form 8-K

     (a) The following is a list of documents filed as part of this annual report.

Exhibit
Number	Description
3.	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation and By-Laws (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

3.2	Certificate of Amendment of Certificate of Incorporation dated September 11, 1986 (incorporated by reference to Viragen’s registration statement on Form S-2 dated October 24, 1986, File No. 33-9714).

3.3	Certificate of Amendment of Certificate of Incorporation dated April 8, 1987 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.4	Certificate of Amendment of Certificate of Incorporation dated May 11, 1993 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.5	Certificate of Amendment of Certificate of Incorporation dated February 28, 1997 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation dated July 2, 1997 (incorporated by reference to Viragen’s current report on Fort 8-K dated April 17, 2000, filed on April 13, 2000).

3.7	Certificate of Amendment of Certificate of Incorporation dated October 4, 1999 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.8	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001.

3.9	Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (incorporated by reference to the company’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

3.10	Certificate of Amendment to Certificate of Incorporation dated June 25, 2003 (incorporated by reference to the company’s registration statement on Form S-3 dated June 26, 2003, File No. 333-106536).

4.	Instruments defining the rights of security holders, including indentures.

4.1	Form of common Stock Certificate (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

4.2	Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4).

4.3	Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15.

4.4	1995 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed June 9, 1995).

4.5	1997 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement of Form S-8 filed April 17, 1998).

4.6	Subscription Agreement between Active Investors Ltd. II and Viragen, Inc. dated February 18, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.7	Loan and Escrow Agreement between AMRO International, S.A. and Viragen, Inc. dated March 1, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.8	Common Stock Purchase Warrant issued to Equitable Equity Lending, Inc. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.9	Common Stock Purchase Warrant granted to Girmon Investment Co., Limited dated December 21, 1998 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

Exhibit
Number	Description
4.10	Common Stock Purchase Warrant granted to Robert Keller, M.D. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.11	Common Stock Purchase Warrant granted to David W. Kirchembaum dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.12	Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.13	Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.14	Form of Common Stock Purchase Warrants granted to Pablo A. Guzman, M.D. between April 2, 1998 and November 4, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.15	Common Stock Purchase Warrant granted to Dunwoody Brokerage Services, Inc. dated December 28, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.16	Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.17	Common Stock Purchase Warrant granted to Cameron Associates, Inc. dated January 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.18	Common Stock Purchase Warrant granted to Nassau Securities, Int’l. dated April 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.19	Stock Option Agreement between Viragen, Inc. and Gerald Smith dated February 7, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

10.	Material contracts.

10.1	Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, File No. 2-89390, dated February 10, 1984 (“Medicore’s S-1”), Part II, Item 16(a)(10)(xxxiii)).

10.2	License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, Part II, Item 16(a)(10)(xxxiv)).

10.3	Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K, Item 7(c)(i)).

10.4	Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

10.5	Agreement for Sale of Stock between the Company and Cytoferon Corp. dated February 5, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 1993 Item 7(c)(28)).

10.6	Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 1993, Item 7(c)(28)(i)).

10.7	Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix)).

10.8	Marketing and Management Services Agreement between the Company and Cytoferon Corp. dated August 18, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xxiii)).

10.9	Agreement for Sale of Stock between Cytoferon and the Company dated November 19, 1993 (incorporated by reference to the Company’s June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxiv)).

10.10	Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxii)).

Exhibit
Number	Description
10.11	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxvi)).

10.12	Series H Convertible Preferred Stock, Form of Subscription Agreement dated February 17, 1998 and related Registration Agreement and Common Stock Purchase Warrants (incorporated By reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.13	Series I Convertible Preferred Stock, Form of Subscription Agreement dated April 2, 1998 and related Registration Rights Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.14	Cooperation and Supply Agreement between the Company, Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to The Securities and Exchange Commission).

10.15	Buffycoat Supply Agreement between America’s Blood Centers and the Company dated July 15, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.16	Agreement between the Company and the American Red Cross dated August 18, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.17	Strategic Alliance Agreement between the Company and Inflammatics, Inc. and Inflammatics Inc. Series A Convertible Preferred Stock Purchase Agreement (incorporated By reference to the Company’s Annual Report on Form 10-K for The year ended June 30, 1998).

10.18	Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.19	Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.20	Dennis W. Healey Pledge and Escrow Agreement for 200,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.21	Dennis W. Healey Pledge and Escrow Agreement for 50,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.22	Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998.

10.23	Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.24	Purchase Agreement between the Registrant, the Isosceles Fund and Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Amendment No. 1 to Registration Statement on Form S-3 filed on June 21, 1999, File No. 333-75749).

10.25	8% Redeemable Convertible Promissory Note to the Isosceles Fund dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.26	8% Redeemable Convertible Promissory Note to Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.27	Common Stock Purchase Warrant issued to the Isosceles Fund Dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.28	Supply and Distribution Agreement between Viragen and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

Exhibit
Number	Description
10.29	Employment Agreement between Viragen and Gerald Smith dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.30	Employment Agreement between Viragen and Dennis W. Healey Dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.31	Memorandum of Agreement between the Isosceles Fund and the Company dated March 17, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.32	Letter of Intent between the Company and Drogsan Healthcare Dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.33	Common stock and Warrants Agreement. Stock Purchase Warrant and Registration Rights Agreement dated November 24, 1999 (incorporated by reference to Viragen’s Current Report on Form 8-K dated December 9, 1999).

10.34	Carl N. Singer Promissory Note, Pledge and Escrow Agreement for 50,000 shares dated October 1, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.35	Peter Fischbein Promissory Note, Pledge and Escrow Agreement for 200,000 shares dated October 8, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.36	Employment Agreement, Stock Option Agreement between Viragen and Melvin Rothberg dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.37	Employment Agreement, Stock Option Agreement between Viragen (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.38	Promissory Note and Mortgage and Security Agreement dated August 10, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.39	Mortgage and Security Agreement dated November 3, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.40	Dennis W. Healey Promissory Note, Pledge and Escrow Agreement for 100,000 shares dated October 3, 2000 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.41	Development, License and Collaborative Agreement between Roslin Institute (Edinburgh) and Viragen, Inc. dated November 15, 2000 (incorporated by reference to Viragen’s Form S-3 registration statement filed December 29, 2000, File No. 333-52996).

10.42	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.43	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.44	Consulting Agreement, Stock Option Agreement between Viragen and E. Donald Shapiro dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.45	Consulting Agreement, Stock Option Agreement between Viragen and Abraham Cohen dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.46	Option Agreement between Geron Corporation and Viragen, Inc. Dated May 14, 2001 (incorporated by reference to Viragen’s Form S-3 registration statement filed June 18, 2001, File No. 333-63246).

Exhibit
Number	Description
10.47	Consulting Agreement between Viragen and Robert C. Salisbury dated May 23, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.48	Agreement for the Acquisition of BioNative AB between Hakan Borg and others, Viragen (Europe) Limited and Viragen, Inc. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s Annual Report on Form 10-K filed September 28, 2001).

10.49	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001).

10.50	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s quarterly report on Form 10-Q filed November 19, 2001).

10.51	Securities Purchase Agreement, Convertible Debentures, Common Stock Purchase Warrants and Registration Rights Agreement dated January 11, 2002 (incorporated by reference to Viragen’s Current Report on Form 8-K dated January 15, 2002).

10.52	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)

10.53	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)

10.54	Securities Purchase Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.55	Form of Convertible Debenture (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.56	Form of Common Stock Purchase Warrant (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.57	Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.58	Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.59	Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.60	Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.61	Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.62	First Amendment dated February 27, 2003 to the Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

Exhibit
Number	Description
10.63	Secured Convertible Debenture between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.64	Secured Convertible Debenture between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.65	Stock Purchase Warrant between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.66	Stock Purchase Warrant between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.67	Consulting Agreement between Viragen, Inc. and Gerald Smith dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.68	Common Stock Purchase Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.69	Registration Rights Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.70	Form of Common Stock Purchase Warrant dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.71	Securities Purchase Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.72	Form of Secured Convertible Debenture for Securities Purchase Agreement dated April 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.73	Form of Stock Purchase Warrant for Securities Purchase Agreement dated April 16, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.74	Registration Rights Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.75	Additional Funding Agreement dated May 8, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.76	Additional Funding Agreement dated May 13, 2003 between Viragen, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on May 30, 2003, File No. 333-105668)

10.77	Secured Promissory Note dated August 6, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.78	Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

Exhibit
Number	Description
10.79	Form of Stock Purchase Warrant for Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.80	Securities Purchase Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.81	Form of Secured Convertible Debenture for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.82	Form of Stock Purchase Warrant for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.83	Registration Rights Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.84	Letter dated June 1, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.85	Addendum to employment agreement with Dennis W. Healey dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.86	Addendum #2 to employment agreement with Dennis W. Healey dated March 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.87	Addendum to employment agreement with Douglas D. Lind, M.D. dated February 14, 2003(incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.88	Addendum to employment agreement with Melvin Rothberg dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.89	Officers and Directors Alternative Stock Compensation Plan (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.90	Douglas D. Lind, M.D. Common Stock Purchase Warrant agreement dated June 16, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.91	Toni Vallen Common Stock Purchase Warrant agreement dated August 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.92	Securities Purchase Agreement dated as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

Exhibit
Number	Description
10.93	Registration Rights Agreement entered into as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.94	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated September 29, 2003 (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.95	Securities Purchase Agreement dated as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.96	Registration Rights Agreement entered into as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.97	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated December 23, 2003 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.98	Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc. executed March 4, 2004, effective December 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.99	Employment Agreement, Stock Option Agreements between Viragen, Inc. and Charles A. Rice dated March 29, 2004. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.100	Form of Securities Purchase Agreement dated as of April 1, 2004 between Viragen, Inc. and each of eight institutional investors (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.101	Form of convertible promissory note issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.102	Form of common stock purchase warrant accompanying notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.5 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.103	Form of common stock purchase warrant issuable upon prepayment of notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.6 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.104	Form of convertible promissory note issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.105	Form of common stock purchase warrant issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.106	Form of registration rights agreement executed on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

Exhibit
Number	Description
21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(b) Reports on Form 8-K filed during the fourth quarter.

Current Report on Form 8-K, filed April 5, 2004, listing items 5 and 7 as they relate to the Securities Purchase Agreement entered into on April 1, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN, INC.
By:	/s/ Charles A. Rice
Charles A. Rice
President and Chief Executive Officer

Dated: September 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles A. Rice	President and Chief Executive Officer	September 10, 2004
Charles A. Rice

/s/ Carl N. Singer Carl N. Singer	Director, Chairman of the Board and Chairman of the Executive Committee	September 7, 2004

/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, Director and Secretary	September 13, 2004

/s/ Charles J. Simons Charles J. Simons	Director, Chairman of the Audit and Finance Committee and Chairman of the Compensation Committee	September 8, 2004

/s/ Douglas Lind Douglas Lind	Director	September 9, 2004

/s/ C. Richard Stafford C. Richard Stafford	Director	September 8, 2004

/s/ Robert C. Salisbury Robert C. Salisbury	Director	September 10, 2004

/s/ Randolph A. Pohlman Randolph A. Pohlman	Director	September 8, 2004

/s/ Per-Erik Persson Per-Erik Persson	Director	September 7, 2004

/s/ Nicholas Burke Nicholas Burke	Vice President, Controller and Principal Accounting Officer	September 13, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Viragen, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/	Ernst & Young LLP Certified Public Accountants

Fort Lauderdale, Florida
August 31, 2004

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$22,753,271	$5,942,501
Accounts receivable	31,788	105,334
Inventories	3,477,214	3,311,583
Prepaid expenses	1,353,350	256,778
Other current assets	1,022,356	401,688

Total current assets	28,637,979	10,017,884
Property, plant and equipment
Land, building and improvements	3,805,834	3,524,076
Equipment and furniture	5,520,677	5,461,096
Construction in progress	1,861,846	551,493

	11,188,357	9,536,665
Less accumulated depreciation	(4,362,976)	(3,552,117)

	6,825,381	5,984,548
Goodwill	10,295,140	9,678,302
Developed technology, net	1,828,122	1,869,122
Deposits and other assets	633,374	317,561

	$48,219,996	$27,867,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$814,253	$1,666,769
Accrued expenses and other liabilities	1,411,458	996,399
Current portion of convertible notes and debentures	—	2,224,599
Line of credit and short term borrowings	1,076,645	999,192
Current portion of long-term debt	153,723	60,421

Total current liabilities	3,456,079	5,947,380
Convertible notes and debentures, less current portion	12,490,919	1,827,163
Long-term debt, less current portion	1,072,087	1,124,335
Deferred income tax liability	500,368	544,196
Royalties payable	107,866	107,866
Minority interest in subsidiary	1,403,096	2,596,269
Commitments
Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,250 and 2,650 issued and outstanding at June 30, 2004 and 2003, respectively. Liquidation preference value: $10 per share, aggregating $22,500	2,250	2,650
Common stock, $.01 par value. Authorized 100,000,000 shares at June 30, 2004 and 70,000,000 at June 30, 2003; 36,568,385 issued and outstanding at June 30, 2004; 25,858,666 issued and outstanding at June 30, 2003	365,685	258,587
Capital in excess of par value	146,337,835	115,249,900
Accumulated deficit	(120,470,263)	(102,290,549)
Accumulated other comprehensive income	2,954,074	2,499,620

Total stockholders’ equity	29,189,581	15,720,208

	$48,219,996	$27,867,417

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
Product sales	$266,137	$630,785	$1,275,264
Costs and expenses
Cost of sales	2,046,799	1,296,691	909,753
Research and development	3,592,173	3,318,768	4,931,959
Selling, general and administrative	7,367,950	7,231,189	7,041,376
Amortization of intangible assets	158,270	183,534	155,804
Interest and other income	(632,378)	(535,428)	(333,130)
Interest expense, net	7,393,239	8,007,097	1,444,016

Loss before income taxes and minority interest	(19,659,916)	(18,871,066)	(12,874,514)
Income tax benefit	43,828	60,686	867,992
Minority interest in net loss of subsidiary	1,438,924	1,461,694	917,690

NET LOSS	(18,177,164)	(17,348,686)	(11,088,832)
Deduct required dividends on convertible preferred stock, Series A	2,550	2,650	2,650

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(18,179,714)	$(17,351,336)	$(11,091,482)

BASIC AND DILUTED NET LOSS PER COMMON SHARE, after deduction for required dividends on convertible preferred stock	$(0.55)	$(1.21)	$(1.10)

WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	33,183,832	14,393,803	10,041,571

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock,	Common Stock		Capital in Excess	Treasury Stock		Accumulated	Other Comprehensive	Notes Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income (Loss)	Directors	Total
Balance at June 30, 2001	$2,650	9,941,390	$100,259	$86,202,348	84,528	$(1,277,613)	$(73,847,731)	$(620,308)	$(267,196)	$10,292,409
Net loss							(11,088,832)			(11,088,832)
Foreign currency translation adjustment								1,276,545		1,276,545
Comprehensive loss										(9,812,287)
Private placement of common stock, net		379,202	3,792	2,926,086						2,929,878
Beneficial conversion rate on convertible debentures				1,341,672						1,341,672
Sale of detachable warrants and additional purchase option with convertible debentures				734,954						734,954
Conversion of convertible debentures into common stock		38,800	388	310,266						310,654
Exercise of debt and equity offering warrants		14,346	144	78,314						78,458
Exercise of compensatory common stock options and warrants		24,920	249	233,532						233,781
Compensation expense on stock options and warrants				(30,781)						(30,781)
Acquisition of ViraNative AB by Viragen International				8,799,571						8,799,571
Change in minority interest ownership in Viragen International				(3,454,538)						(3,454,538)
Collections on promissory notes for common stock exercises									61,766	61,766
Accrued interest income on director’s notes									(12,267)	(12,267)
Dividend on Series A preferred stock							(2,650)			(2,650)

Balance at June 30, 2002	$2,650	10,398,658	$104,832	$97,141,424	84,528	$(1,277,613)	$(84,939,213)	$656,237	$(217,697)	$11,470,620

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

								Accumulated
	Preferred Stock,	Common Stock		Capital in Excess	Treasury Stock		Accumulated	Other Comprehensive	Notes Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income (Loss)	Directors	Total
Balance at June 30, 2002	$2,650	10,398,658	$104,832	$97,141,424	84,528	$(1,277,613)	$(84,939,213)	$656,237	$(217,697)	$11,470,620
Net loss							(17,348,686)			(17,348,686)
Foreign currency translation adjustment								1,843,383		1,843,383

Comprehensive loss										(15,505,303)
Retirement of treasury shares at cost			(845)	(1,276,768)	(84,528)	1,277,613				—
Private placement of common stock, net		1,060,978	10,610	2,724,914						2,735,524
Beneficial conversion on convertible debentures				4,539,622						4,539,622
Value of detachable warrants issued with convertible debentures				3,086,026						3,086,026
Conversion of convertible debentures into common stock		8,977,223	89,772	7,501,472						7,591,244
Exercise of debt and equity offering warrants		4,498,253	44,983	2,239,768						2,284,751
Shares of common stock issued upon closing of convertible debentures		745,210	7,452	291,330						298,782
Compensation expense on stock options and warrants				170						170
Consulting fees paid with common stock		80,000	800	109,198						109,998
Change in minority interest ownership in Viragen International				(1,212,348)						(1,212,348)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees		98,344	983	105,092						106,075
Collections on promissory notes for common stock exercises									108,299	108,299
Accrued interest income on director’s notes									(3,993)	(3,993)
Reclassification of note from former director									113,391	113,391
Dividend on Series A preferred stock							(2,650)			(2,650)

Balance at June 30, 2003	$2,650	25,858,666	$258,587	$115,249,900	—	$—	$(102,290,549)	$2,499,620	$—	$15,720,208

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

								Accumulated
	Preferred Stock,	Common Stock		Capital in Excess	Treasury Stock		Accumulated	Other Comprehensive	Notes Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income (Loss)	Directors	Total
Balance at June 30, 2003	$2,650	25,858,666	$258,587	$115,249,900	—	$—	$(102,290,549)	$2,499,620	$—	$15,720,208
Net loss							(18,177,164)			(18,177,164)
Foreign currency translation adjustment								1,208,506		1,208,506

Comprehensive loss										(16,968,658)
Repurchase of Series A preferred stock	(400)			(2,100)						(2,500)
Private placement of common stock, net		4,546,696	45,467	8,869,683						8,915,150
Beneficial conversion on convertible notes and debentures				6,362,420						6,362,420
Value of detachable warrants issued with convertible notes and debentures				4,246,916						4,246,916
Conversion of convertible debentures into common stock		3,667,055	36,671	7,227,365						7,264,036
Exercise of debt and equity offering warrants		2,439,308	24,393	3,758,639						3,783,032
Exercise of compensatory common stock options and warrants		18,000	180	19,620						19,800
Compensation expense on stock options and warrants				13,338						13,338
Consulting fees paid with common stock		49,670	497	126,043						126,540
Change in minority interest ownership in Viragen International				508,301				(754,052)		(245,751)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees		18,429	184	38,016						38,200
Cancellation of shares in partial settlement of notes receivable		(31,000)	(310)	(80,290)						(80,600)
Shares issued for fractional interests in connection with reverse stock split		1,561	16	(16)						—
Dividend on Series A preferred stock							(2,550)			(2,550)

Balance at June 30, 2004	$2,250	36,568,385	$365,685	$146,337,835	—	$—	$(120,470,263)	$2,954,074	$—	$29,189,581

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(18,177,164)	$(17,348,686)	$(11,088,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867,824	843,883	724,380
Amortization of intangible assets	158,270	183,534	155,804
Fees paid with common stock	98,200	193,369	—
Compensation expense (benefit) on common stock options and warrants	13,338	170	(30,781)
Minority interest in loss of subsidiary	(1,438.924)	(1,461,694)	(917,690)
Loss on disposition of property, plant and equipment	126,165	8,578	—
Amortization of discounts on convertible notes and debentures	6,268,192	7,070,072	1,121,944
Amortization of deferred financing costs	474,033	627,485	95,088
Deferred income tax benefit	(43,828)	(60,686)	(58,158)
Reserve for notes receivable, long term	57,923	47,000	—
Increase (decrease) relating to operating activities from:
Accounts receivable	73,546	244,631	(85,231)
Inventories	(165,631)	(1,445,015)	(832,496)
Prepaid expenses	(474,716)	196,438	117,931
Other current assets	(139,375)	886,901	(650,586)
Accounts payable	(852,516)	81,955	(132,857)
Accrued expenses and other liabilities	172,369	(87,330)	302,467
Other	70,400	2,786	21,901

Net cash used in operating activities	(12,911,894)	(10,016,609)	(11,257,116)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,453,366)	(359,418)	(615,954)
Proceeds from sale of property, plant and equipment	35,783	—	—
Acquisition of ViraNative, net of cash acquired	—	—	(203,885)

Net cash used in investing activities	(1,417,583)	(359,418)	(819,839)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and debentures, net	18,956,611	11,895,187	2,323,999
Proceeds from private placements of common stock, net	8,915,150	2,735,524	2,929,878
Proceeds from exercise of debt and equity offering warrants	3,783,032	2,284,751	78,458
Net (payments) borrowings on lines of credit and short term borrowings	(554,572)	(449,998)	296,788
Payments on convertible debentures	(65,316)	(1,111,113)	(555,555)
Payments on long-term debt	(35,032)	(36,369)	(103,392)
Collections on promissory notes received upon exercise of compensatory common stock options	—	100,000	50,000
Repurchase of preferred stock shares, Series A	(4,000)	—	—
Repurchase of shares by subsidiary	(48,400)	—	—
Proceeds from exercise of compensatory common stock options and warrants	19,800	—	233,781

Net cash provided by financing activities	30,967,273	15,417,982	5,253,957
Effect of exchange rate fluctuations on cash	172,974	134,685	(70,294)

Increase (decrease) in cash and cash equivalents	16,810,770	5,176,640	(6,893,292)
Cash and cash equivalents at beginning of year	5,942,501	765,861	7,659,153

Cash and cash equivalents at end of year	$22,753,271	$5,942,501	$765,861

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Supplemental Cash Flow Information:

	Year Ended June 30,
	2004	2003	2002
Interest paid	$643,995	$265,408	$151,280

     During the years ended June 30, 2004, 2003 and 2002, Viragen had the following non-cash investing and financing activities:

	Year Ended June 30,
	2004	2003	2002
Purchase of insurance with notes payable	$571,316	$30,886	$182,888
Contribution of intercompany balances as capital to Viragen International	—	(692,528)	—
Prepaid expense paid with common stock	120,000	25,998	—
Conversion of convertible debentures and accrued interest into common stock	7,264,036	7,591,244	310,654

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

     We operate primarily through our majority owned subsidiary, Viragen International Inc., and its wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umea, Sweden, and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

     On June 15, 2004, Viragen effected a one for ten reverse stock split. All share and per share information herein have been restated to retroactively reflect this reverse stock split.

     Consolidation and Basis of Presentation: The consolidated financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. Minority interest in net loss of subsidiary represents the minority stockholders’ share of the net loss of Viragen International. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

     During the years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $18,177,000, $17,349,000, and $11,089,000, respectively, and have an accumulated deficit of approximately $120,470,000 as of June 30, 2004. Additionally, we had a cash balance of approximately $22,753,000 and working capital of approximately $25,182,000 at June 30, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have enough cash to support operations through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include obtaining additional capital through equity and debt financings.

     Reclassifications: Certain amounts from prior years have been reclassified to conform with the 2004 presentation, including the reclassification of approximately $1.83 million of our convertible notes and debentures from short-term to long-term in our June 30, 2003 balance sheet. There was no effect on previously reported net loss or stockholders’ equity as a result of these reclassifications.

     Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and long-lived assets; and the valuation of inventories. Actual results could differ from those estimates.

     Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our natural interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 30 to 180 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     Foreign Currency Translation: For our foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts which were denominated in a foreign currency to the local currency. For fiscal years 2004 and 2003, foreign currency transaction gains and losses were immaterial to our results of operations.

     Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2004, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2004, due to the variable interest rates on those instruments.

     Cash and Cash Equivalents: Cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2004 and June 30, 2003, there was no allowance for doubtful accounts and no allowance for returns.

     Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

     Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

     Inventories consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Finished product	$1,038,944	$845,836
Work in process	2,176,116	2,307,499
Raw materials and supplies	262,154	158,248

Total inventories	$3,477,214	$3,311,583

     Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Current Assets: Other current assets consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Deferred financing costs	$549,380	$222,786
Licensing fee	250,000	—
VAT tax refund receivable	197,384	60,157
Note receivable	—	114,832
Other current assets	25,592	3,913

	$1,022,356	$401,688

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvement	Shorter of lease term or 25 years
Equipment and furniture	5-10 years

     Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2004, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill is not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the acquisition of ViraNative on September 28, 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset.

     Impairment of Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Accrued payroll and related expenses	$537,433	$309,144
Licensing fee	250,000	—
Accrued professional service fees	228,483	318,358
Accrued rent expense	103,016	131,324
Accrued royalties	66,426	87,516
Other accrued expenses	226,100	150,057

	$1,411,458	$996,399

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

     Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2004, 2003 and 2002 were immaterial to our results of operations.

     Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

     Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock option grants is recognized if the exercise price is less than the fair value of our common stock on the grant date.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Fiscal Year Ended June 30,
	2004	2003	2002
Net loss as reported	$(18,177,164)	$(17,348,686)	$(11,088,832)
Stock-based compensation determined under the fair value method	(151,225)	(397,172)	(1,307,731)

Pro forma net loss	(18,328,389)	(17,745,858)	(12,396,563)
Preferred dividends, Series A	(2,550)	(2,650)	(2,650)

Pro forma net loss attributable to common stock	$(18,330,939)	$(17,748,508)	$(12,399,213)

Loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.55)	$(1.21)	$(1.10)
Basic and diluted – pro forma	$(0.55)	$(1.23)	$(1.23)

     The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for fiscal years 2004, 2003, and 2002, are not likely to be representative of the pro forma results of net loss and net loss per common share in future years since the number of shares to be issued under the stock option plans is not known and the assumptions used to determine the fair value of stock options can vary significantly.

     We account for our stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options, stock purchase warrants and convertible debt and equity securities at June 30, 2004, totaling 22,048,523 shares of common stock is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants or conversion of convertible debt and equity securities and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for preferred dividends.

     Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statement of stockholders’ equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – ACQUISITION

     On September 28, 2001, Viragen International, Inc., our majority owned subsidiary, acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed and is now marketed as Multiferon.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon has been approved by the requisite regulatory bodies for sale in the USA.

     If and as each of these milestones is met, additional shares of Viragen International will be issued.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheets as of June 30, 2004 and June 30, 2003 arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note B. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $2,707,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the fiscal years ended June 30, 2004 and 2003:

Balance as of June 30, 2002	$8,460,940
Foreign exchange adjustment	1,217,362

Balance as of June 30, 2003	9,678,302
Foreign exchange adjustment	616,838

Balance as of June 30, 2004	$10,295,140

     The developed technology intangible asset reported in our balance sheets as of June 30, 2004 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2004 and June 30, 2003 is as follows:

	June 30,
	2004	2003
Developed technology	$2,268,472	$2,132,555
Accumulated amortization	(440,350)	(263,433)

Developed technology, net	$1,828,122	$1,869,122

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $618,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

     Amortization expense recognized for the fiscal year ended June 30, 2004 was $158,270. Estimated amortization expense for the five succeeding fiscal years is as follows:

2005	$159,000
2006	159,000
2007	159,000
2008	159,000
2009	159,000

NOTE D — CONVERTIBLE NOTES AND DEBENTURES

     A detail of our convertible notes and debentures at June 30, 2004 and June 30, 2003 is as follows:

	June 30,
	2004	2003
Outstanding principal	$20,000,000	$7,293,973
Less discounts	(7,509,081)	(3,242,211)

	12,490,919	4,051,762
Less current portion	—	(2,224,599)

	$12,490,919	$1,827,163

     At June 30, 2004, our convertible notes and debentures represent the outstanding principal of the convertible notes issued on June 18, 2004 totaling $20 million. As of June 30, 2003, our convertible notes and debentures consisted of the outstanding principal of the June 2003 convertible debentures of approximately $5.55 million, the April 2003 convertible debentures of approximately $1.24 million, and the August 2002 Note of $500,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

June 2004 Convertible Notes

     On April 1, 2004, we entered into purchase agreements for the issuance and sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004 our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants exercisable at $1.819 per share.

     In connection with the April 1, 2004 purchase agreements, we paid a finder’s fee of 5% or $1 million and issued the finder 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share.

     The purchase agreements provided that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date. From April 1, 2004 through June 18, 2004, the total amount of interest paid on the escrowed purchase price totaled approximately $428,000. The amount of interest paid on the notes following the closing of this transaction through June 30, 2004 totaled approximately $51,000.

     These convertible notes mature on March 31, 2006. The notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $1.516. This conversion price is subject to reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price. Resale of the shares issuable upon conversion or payment of the notes and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004.

     These notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. Commencing one year after issuance, we also have the right to require note holders to convert their notes, subject to certain limitations; provided that our common stock has traded at 200% or more of the conversion price of the notes on each of the 30 trading days ending five days prior to the date fixed for conversion.

     The warrants issued in connection with the notes are exercisable during the three year period terminating June 18, 2007 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes and is amortized to interest expense using the effective interest rate method over the life of the notes. For the year ended June 30, 2004, we recognized approximately $54,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

     As a result of the common stock purchase warrants issued in connection with the June 2004 notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. For the year ended June 30, 2004, we recognized approximately $73,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     We incurred costs of approximately $1,161,000 in connection with the sale of the notes and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs will be amortized to interest expense over the life of the notes using the effective interest rate method. For the year ended June 30, 2004, we recognized approximately $19,000 as interest expense from the amortization of these debt issuance costs.

     As of June 30, 2004, the entire principal amount of these convertible notes of $20 million remained outstanding.

June 2003 Convertible Debentures

     On June 27, 2003, we entered into a securities purchase agreement with five unrelated institutional investors. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of $661,333, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 1,354,664 five-year common stock purchase warrants exercisable at a price of $1.722 per share.

     In connection with the June 2003 securities purchase agreement, we paid a finder’s fee of 6.5% and issued the finder 19,571 five-year common stock purchase warrants exercisable at a price of $1.722 per share.

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

     The debentures were convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $3.17, which was subsequently reduced to $2.24 as a result of our September 2003 financing transaction. This conversion price was subject to further reductions if we entered into additional financing transactions for the sale of our stock below the public trading price and below the conversion price. In the event the average of the ten closing bid prices of our common stock immediately prior to any monthly payment installment date exceeded 133% of the conversion price, we were permitted to repay such installment through the issuance of our common stock valued at the conversion price. We had the right to redeem all, but not less than all, debentures outstanding at 120% of the remaining principal of debentures then outstanding. Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     As a result of the common stock purchase warrants issued in connection with the June 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $3.17 to $2.24. Due to this reduction in the conversion price of these debentures, additional beneficial conversion of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts were amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the outstanding debentures from $2.24 to $2.00 as a result of a financing transaction entered into in December 2003, additional beneficial conversion of approximately $96,000 was calculated and charged to interest expense during the three months ended December 31, 2003. For the six months ended December 31, 2003, we recognized approximately $2,164,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature. As a result of the revaluation of these warrants discussed above, an additional beneficial conversion amount was recognized and recorded as a discount on the principal amount of the debentures totaling approximately $405,000 which was fully amortized as non-cash interest expense during the three months ended December 31, 2003. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature had been fully amortized to interest expense.

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

     As of December 31, 2003, the purchasers had converted approximately $5.5 million of principal on the June 2003 debentures resulting in the issuance of approximately 2.34 million shares of our common stock and we repaid approximately $65,000 of principal in cash. No amounts were outstanding on these debentures as of December 31, 2003.

April 2003 Convertible Debentures, as Amended

     On April 16, 2003, we entered into a securities purchase agreement with three unrelated institutional investors. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include an additional unrelated institutional investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, we received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 3,171,200 three-year common stock purchase warrants exercisable at a price of $0.625 per share.

     In connection with the April 2003 debentures, we paid a finder’s fee of 6.5% and issued the finder 13,408 three-year common stock purchase warrants exercisable at a price of $0.625 per share.

     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $2.00 per share. We also had the right to make monthly payments on the debentures in shares of our common stock, valued at $2.00 per share, subject to a formula contained in the debentures.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

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

     As of September 30, 2003, the purchasers had converted the entire principal balance on the April 2003 debentures resulting in the issuance of approximately 1.9 million shares of our common stock.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 as of June 30, 2003. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there is no impact on the cash flows of the Company for the fiscal years ended June 30, 2003 and 2004.

January 2003 Convertible Debentures, as Amended

     On January 31, 2003, we entered into a securities purchase agreement with five unrelated institutional investors for financing in the aggregate amount of approximately $2.1 million. Under the terms of the Agreement, we received approximately $1.7 million net of discounts, a 6.5% finder’s fee and legal expenses.

     In connection with the January 2003 debentures, we paid a finder’s fee of 6.5% and issued the finder 7,308 five-year common stock purchase warrants exercisable at a price of $0.625 per share. As a result of subsequent financings, the exercise price of these warrants was reduced to $0.10 per share.

     On February 27, 2003, we executed an amendment to the January 31, 2003 securities purchase agreement, which provided for an additional purchase of convertible debentures by two of the investors in the aggregate amount of $375,000. Under the terms of the amendment, we received approximately $305,000 net of discounts and a 6.5% finder’s fee.

     These convertible debentures had a two-year term and did not accrue interest during the first year but would have accrued interest at the rate of 6% per annum payable semi-annually during the second year. The debentures were convertible immediately into shares of our common stock at a conversion price equal to $0.85. Resale of the shares issued upon conversion of the debentures, shares issued at closing and shares issued upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-103593) filed with the Securities and Exchange Commission, which was declared effective on March 28, 2003.

     The securities purchase agreement entered into on January 31, 2003 and the amendment dated February 27, 2003 provided for the issuance to the purchasers of an aggregate of 495,210 shares of our common stock and a total of 990,420 common stock purchase warrants exercisable at $0.625 per share. In conjunction with the February 27, 2003 amendment, we also executed agreements with Palisades Equity Fund LP, Alpha Capital AG and HPC Capital Management to reduce the exercise price of an aggregate of 830,374 common stock purchase warrants held by them to $0.10 per share.

     The relative fair value of the 495,210 shares of our common stock issued in connection with the January 31, 2003 agreement and the amendment dated February 27, 2003 was calculated to be approximately $299,000. The relative fair value of the shares issued was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     As a result of the shares of common stock and the common stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $1,310,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. Due to subsequent reductions in the conversion price on the debentures from $0.85 to as low as $0.41, additional beneficial conversion of approximately $107,000 was calculated and charged to interest expense during the three months ended March 31, 2003.

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

     As of June 30, 2003, the purchasers had converted the entire $2,475,000 of principal on the debentures resulting in the issuance of approximately 5.15 million shares of our common stock.

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

     The convertible debentures issued on November 8, 2002 accrued interest at the rate of 5% per annum payable semi-annually and had a two-year term. The debentures were convertible immediately into shares of our common stock. The conversion price was initially equal to $1.75, subject to reduction if certain events occurred with a floor of $1.25. In connection with the January 31, 2003 securities purchase agreement for additional financing in the form of convertible debentures, $300,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.85 and $675,000 of the remaining principal on the debentures issued in November and December became convertible into shares of our common stock at a conversion price equal to $0.625. Resale of the shares issued upon conversion of the debentures and those issuable upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-101480) filed with the Securities and Exchange Commission, which was declared effective on December 5, 2002.

     The securities purchase agreement also provided for the issuance of 60,450 common stock purchase warrants exercisable at a price of $2.00 per share, 74,450 common stock purchase warrants exercisable at a price of $2.50 per share, 60,450 common stock purchase warrants exercisable at a price of $3.00 per share, 162,500 common stock purchase warrants exercisable at a price of $4.00 per share and 130,000 common stock purchase warrants exercisable at a price of $6.00 per share. These warrants were exercisable during the three year period terminating November 14, 2005. The relative fair value of the warrants was calculated to be $326,260 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. Through March 31, 2003, we recognized all $326,260 as interest expense since the debentures were fully converted by March 31, 2003. Subsequent to the issuance of these warrants, and as a result of the securities purchase agreement for additional financing entered into on January 31, 2003, and the subsequent amendment on February 27, 2003, the exercise price of these warrants was reduced to $0.10.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     As a result of the stock purchase warrants issued along with the debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $661,000 was calculated and charged to interest expense upon the issuance of the debentures. Due to the subsequent reductions in the conversion price on the debentures from $1.75 to $0.625, additional beneficial conversion of approximately $427,000 was calculated and charged to interest expense during the three months ended December 31, 2002. The conversion price on the debentures was further reduced during January 2003 resulting in the recognition of additional interest expense totaling approximately $536,000 during the three months ended March 31, 2003. All of these items charged to interest expense were non-cash items.

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

     As of March 31, 2003, the purchasers had converted the entire $1,950,000 of principal and related accrued interest on the debentures resulting in the issuance of approximately 2.22 million shares of our common stock.

August 2002 Note, as Amended

     During August 2002, we executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bore interest at 8% and was secured by 250,000 shares of our common stock. In connection with this transaction, we issued 5,387 common stock purchase warrants exercisable at $5.30 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of our common stock at a price of $1.75 per share in lieu of cash at Isosceles’ option. As a result of our subsequent financing transactions, this conversion price was reduced to $0.56. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 11,650 warrants at $2.50 per share, 11,650 warrants at $3.00 per share, 11,650 warrants at $3.50 per share, 40,625 warrants at $5.0 per share and 37,500 warrants at $6.00 per share. The warrants were exercisable for a three-year period. The fair value of the warrants, which was calculated to be $67,845, was charged to interest expense at the time of issuance. As a result of subsequent financing transactions, the exercise price of these warrants was reduced to $0.56. As a result of the stock purchase warrants issued and the calculated effective conversion price of the Note, a beneficial conversion amount of approximately $485,000 was calculated and charged to interest expense. All of these items charged to interest expense were non-cash items.

     During the three months ended September 30, 2003, we issued 960,000 shares upon conversion of the principal of the August 2002 Note and accrued interest totaling approximately $536,000. No further amounts are due on this Note. In addition, Isosceles converted all 118,462 warrants issued in connection with this Note resulting in net proceeds to us of approximately $66,300. Resale of the shares issued upon conversion of the Isosceles Note and exercise of warrants issued in connection with this Note as amended are registered under our Form S-3 registration statement (File No. 333-106536) filed with the Securities and Exchange Commission, which was declared effective on July 11, 2003.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     The monthly installments were payable in shares of our common stock or cash (with a 5% premium) at our option. The debentures were convertible into shares of common stock at a price equal to the Conversion Price ($12.95 per share) or, with respect to monthly installments which we elected to pay in stock, the lesser of the Conversion Price or 90% of the arithmetic mean of the ten lowest volume weighted average prices during the twenty days preceding conversion, but not less than $7.50 per share. The agreement provided that if we requested to make a monthly payment with stock valued at less than $7.50 per share, Elliott could, at their option, waive the $7.50 per share minimum.

     Under the securities purchase agreement, Elliott also received warrants to purchase a total of 40,552 shares of our common stock. The warrants were exercisable at $14.80 per share through January 11, 2007. The warrants can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of the warrants was calculated to be $230,000 using a Black-Scholes valuation model. The value of the warrants was recorded as a discount on the principal amount of the debentures. The exercise price of these warrants is subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the exercise price of the warrants on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation. We have sold stock to institutional investors at prices below the $14.80 exercise price of these warrants and below the fair value of our common stock at the date of those sales, thus the exercise price on the warrants has been reduced to $5.60, and can continue to decrease.

     Under the securities purchase agreement, Elliott had the option to purchase an additional 136,364 shares at a purchase price of $11.00 per share from May 11, 2002 through November 11, 2003, which expired unexercised. The relative fair value of this option was calculated to be $505,000 using a Black-Scholes valuation model. The value of the option was recorded as a discount on the principal amount of the debentures. The purchase price per share was subject to adjustment in the event of stock dividends, mergers, certain distributions of common stock or issuance of common stock at less than the Purchase Price of the option on the date of issuance and less than the fair value of common stock at date of issuance, based on a mathematical calculation.

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

     On April 1, 2002, we issued 38,801 shares of our common stock as payment of the first monthly principal installment on the debentures plus interest accrued to date. The number of shares was based on a conversion price of approximately $8.00, which represented ninety percent of the average of the ten lowest volume weighted average prices of our common stock during the twenty trading days immediately preceding the conversion date. Subsequent to the April 1, 2002 installment, we made six cash payments totaling approximately $1.7 million, which represented the May through October monthly principal installments, plus interest accrued including a five percent premium. In November and December 2002, we issued 147,826 and 182,960 shares of our common stock representing payment of the November and December installments due on the convertible debentures, respectively. As of June 30, 2003, these debentures have been paid in full and no further amounts are due on these debentures.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — DEBT

Line of Credit and Short Term Borrowings

     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden with maximum borrowing capacity of approximately $1.1 million as of June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $807,000 and $999,000 as of June 30, 2004 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable. Subsequent to June 30, 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate of 5.25% and maximum borrowing capacity of approximately $795,000.

     During June 2004, we obtained short term financing of approximately $270,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 5.19%. Principal and interest payments of approximately $30,600 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $270,000 as of June 30, 2004.

Long-Term Debt

         Long term debt is comprised of the following:

	June 30,
	2004	2003
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$689,104	$680,207
Credit facility in Sweden. Quarterly payments of principal and interest as described below.	536,706	504,549

	1,225,810	1,184,756
Less current portion	(153,723)	(60,421)

	$1,072,087	$1,124,335

     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $689,000 and $680,000 at June 30, 2004 and 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2004 and 2003. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.7 million as of June 30, 2004.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $34,000. The loan carries a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.30% as of June 30, 2004 and 10.60% as of June 30, 2003. This loan had an outstanding balance, which is payable in Swedish Krona, of approximately $537,000 and $505,000 at June 30, 2004 and 2003, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – DEBT – (Continued)

     Long-term debt outstanding at June 30, 2004 matures as follows:

2005	$154,000
2006	154,000
2007	154,000
2008	154,000
2009	94,000
Thereafter	362,000

NOTE F – ROYALTY AGREEMENT

     In November 1986, we entered into a royalty agreement with Medicore, Inc. with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000.

     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the fiscal year ended June 30, 2004, royalties due under the agreement totaled approximately $13,000.

NOTE G – CAPITAL STOCK

Preferred Stock, Series A

     The series A preferred stock provides for a 10% cumulative dividend, payable at the option of Viragen, in either cash or common stock and is convertible into 0.426 shares of common stock. The holders of the series A preferred stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. Management has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for our common stock is $60.00 per share or higher for a period of ten consecutive business days, at $110.00 per share for a period of five years from that date, and then at $100.00 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – CAPITAL STOCK – (Continued)

Common Stock

     On June 11, 2004, our stockholders approved an amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of our outstanding common stock and change the number of shares of common stock that Viragen is authorized to issue to 100 million.

     On June 25, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 25 million to 70 million.

     On March 31, 2003, we retired all 84,528 shares of our common stock held in treasury.

     On January 31, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 15 million to 25 million.

     On February 14, 2001, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 12.5 million to 15 million.

     During the fiscal year ended June 30, 2004, we sold approximately 4.5 million shares of our common stock to institutional investors at prices ranging from $2.00 to $2.24 for an aggregate amount of approximately $8.9 million, net of finders fees and related expenses. In connection with these transactions, we also issued approximately 1.1 million common stock purchase warrants with exercise prices ranging from $2.00 to $2.80.

     During the fiscal year ended June 30, 2004, we issued approximately 3.7 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $2.00 to $3.17.

     During the fiscal year ended June 30, 2004, we issued approximately 2.4 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.56 to $2.24 resulting in net proceeds to us of approximately $3.8 million.

     During the fiscal year ended June 30, 2003, we issued approximately 8.98 million shares of our common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.41 to $2.00.

     During the fiscal year ended June 30, 2003, we issued approximately 4.5 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.10 to $2.00 resulting in net proceeds to us of approximately $2.4 million. Approximately 400,000 of these warrants were exercised on a cashless basis.

     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. for a period of two years to aid us in raising up to $60 million in investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective.

     During fiscal 2002 and 2003, we raised approximately $5.67 million, net of finder’s fees and other issuance costs, under this shelf registration. We issued an aggregate of 1.44 million shares of our common stock at prices ranging from $1.50 to $14.00 per share. In connection with these transactions, we also issued 50,911 common stock purchase warrants exercisable at prices ranging from $1.73 to $18.10 per share, through June 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – CAPITAL STOCK – (Continued)

Options and Warrants

     Our 1995 Stock Option Plan, adopted in September 1995, authorized the grant of options to officers, directors, employees and consultants for up to 400,000 shares of Viragen common stock. Options granted under the 1995 Stock Option Plan have various vest dates and all options granted have five-year terms from the vest dates. At June 30, 2004, approximately 13,000 shares were available for issuance under the 1995 Stock Option Plan.

     Our 1997 Stock Option Plan, adopted in February 1997, authorized the grant of options to officers, directors, employees and consultants for up to 300,000 shares of common stock. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock authorized to 400,000 shares. Options granted under the plan have various vest dates and all options granted have five-year terms from the vest dates. At June 30, 2004, approximately 82,000 shares were available for issuance under the 1997 Stock Option Plan.

Stock-Based Compensation

     We account for our stock-based compensation arrangements under the provisions of APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, since the exercise price of the Company’s employee and director stock options granted during fiscal 2002 through 2004 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Pro forma information presented in Note A regarding net loss and loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of those statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the option within a range of 3 to 10 years; risk-free interest rates within a range of 1.86% to 4.35%; and a volatility factor of the expected market price of Viragen’s common stock of 1.07, 0.90, and 0.97 for 2004, 2003 and 2002, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and warrants. Accordingly, we have not adopted SFAS No. 123 and SFAS No. 148 to account for our employee stock options.

     Based on calculations using a Black-Scholes option valuation model, the weighted average grant date fair value of options was $1.38, $1.20, and $6.20 in fiscal 2004, 2003 and 2002, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – CAPITAL STOCK – (Continued)

     A summary of Viragen’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2001	705,456	$19.40	570,527	$19.60
Granted	193,700	10.10
Exercised	(21,920)	10.00
Canceled/Expired	(301,973)	28.20

Outstanding at June 30, 2002	575,263	12.00	497,163	12.20
Granted	64,300	2.10
Exercised	—	—
Canceled/Expired	(95,813)	11.20

Outstanding at June 30, 2003	543,750	10.90	514,350	11.50
Granted	201,000	2.00
Exercised	(18,000)	1.10
Canceled/Expired	(340,050)	10.99

Outstanding at June 30, 2004	386,700	$6.71	311,200	$7.86

     The following table summarizes information about stock options outstanding at June 30, 2004:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.80 - $1.10	25,500	4.47 years	$1.02	25,500	$1.02
$1.57 - $2.70	206,000	6.35 years	2.02	130,500	2.04
$5.00 - $7.50	32,300	2.24 years	5.78	32,300	5.78
$10.40 - $14.50	88,300	2.85 years	12.13	88,300	12.13
$17.50 - $19.10	1,600	0.41 years	18.75	1,600	18.75
$20.00 - $24.70	23,000	0.85 years	21.29	23,000	21.29
$37.50	10,000	1.70 years	37.50	10,000	37.50

$0.80 - $37.50	386,700	4.61 years	$6.71	311,200	$7.86

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – CAPITAL STOCK – (Continued)

     We account for our stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18. During fiscal 2004, we realized net stock-based compensation expense of approximately $13,000. This amount arose as a result of the variable accounting treatment of certain unearned stock warrants that were granted to consultants from fiscal 1999 through 2004. During fiscal 2003 and 2002, we recognized a net reduction and a net increase totaling approximately $170 and $31,000, respectively, in compensation expense on warrants granted to consultants. The weighted-average fair values of the Viragen warrants granted in fiscal 2004, 2003, and 2002 were $1.60, $1.70, and $7.30, respectively.

     A summary of Viragen’s warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

		Weighted	Number of	Weighted
	Number of	Average	Warrants	Average
	Warrants	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2001	231,110	$28.70	123,610	$16.10
Granted	22,500	11.70
Exercised	(3,000)	5.00
Canceled/Expired	(48,060)	21.10

Outstanding at June 30, 2002	202,550	29.00	126,300	13.90
Granted	40,000	4.20
Exercised	—	—
Canceled/Expired	(6,200)	73.90

Outstanding at June 30, 2003	236,350	23.60	213,850	15.80
Granted	10,000	2.40
Exercised	—	—
Canceled/Expired	(38,375)	30.23

Outstanding at June 30, 2004	207,975	$21.38	187,975	$11.95

     The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2004:

	Stock Warrants Outstanding			Stock Warrants Exercisable
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Warrants	Average
Exercise Prices	Warrants	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.10	2,500	4.14 years	$1.10	2,500	$1.10
$2.40 - $2.60	35,000	3.14 years	2.54	35,000	2.54
$5.00	2,500	3.63 years	5.00	2,500	5.00
$8.00 - $12.20	46,100	0.52 years	10.74	46,100	10.74
$13.00 - $19.40	100,000	1.77 years	14.79	100,000	14.79
$90.00 - $110.00	21,875	3.86 years	108.29	1,875	90.00

$1.10 - $110.00	207,975	1.99 years	$21.38	187,975	$11.95

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – CAPITAL STOCK – (Continued)

     Our majority owned subsidiary, Viragen International, Inc., has also granted stock options to its officers, directors and employees. The fair value of Viragen International options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 2.00% for 2004, 2.17% for 2003 and 4.19% for 2002; volatility factor of the expected market price of our common stock of 1.02 for 2004, 0.90 for 2003 and 1.04 for 2002; and an expected life of the option of three years. The weighted average fair values of the options granted in fiscals 2004, 2003 and 2002 were $0.22, $0.14 and $0.54, respectively.

     A summary of Viragen International’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2001	307,300	$2.61	271,500	$2.84
Granted	257,000	0.83
Exercised	—	—
Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	1.66	353,800	1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	0.69	333,750	0.75
Granted	50,000	0.35
Exercised	—	—
Canceled/Expired	(44,500)	0.77

Outstanding at June 30, 2004	378,000	$0.64	353,000	$0.66

     The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.07 - $0.13	52,500	4.15 years	$0.10	52,500	$0.10
$0.35 - $0.37	75,000	4.33 years	0.36	50,000	0.22
$0.70 - $1.19	250,500	2.24 years	0.83	250,500	0.83

$0.07 - $1.19	378,000	2.92 years	$0.64	353,000	$0.66

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     NOTE G – CAPITAL STOCK – (Continued)

Common Shares Reserved

     Shares of our common stock reserved at June 30, 2004 for possible future issuance are as follows:

Convertible preferred stock, Series A	959
Officers, employees, and directors options (exercisable through March 2014)	386,700
Consultant warrants (exercisable through February 2009)	207,975
Debt and equity offering warrants (exercisable through June 2007)	8,260,272
Convertible notes (convertible through March 31, 2006)	13,192,617

22,048,523

NOTE H – INCOME TAXES

     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen International, Inc. (shown separately below).

     For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,
	2004	2003	2002
U.S.	$(12,609,697)	$(13,577,733)	$(6,058,878)
Foreign	(5,611,295)	(3,831,639)	(5,897,946)

	$(18,220,992)	$(17,409,372)	$(11,956,824)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen’s deferred income tax liabilities and assets as of June 30, 2004 and 2003 are as follows:

	June 30,
	2004	2003
Deferred income tax assets:
Book over tax depreciation	19,000	19,000
Net operating loss carry-forwards	23,113,000	19,655,000
Research and development credit	869,000	792,000
Deferred compensation	1,275,000	1,255,000
Other	138,000	164,000

Total deferred income tax assets	25,414,000	21,885,000
Valuation allowance for deferred tax assets	(25,414,000)	(21,885,000)

Net deferred income taxes	$—	$—

     The change in the valuation allowance was a net increase of $3,529,000, $3,295,000, and $2,045,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H – INCOME TAXES – (Continued)

     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which may cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

     Viragen has net operating loss and tax credit carry-forwards, with expiration dates, as follows:

Net Operating
Losses	Tax Credits	Expiration
$2 ,207,000	$—	2005--2007
4,697,000	—	2008--2010
54,518,000	869,000	2011--2024

$61,422,000	$869,000

     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax assets related to these carry-forwards.

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to our consolidated net loss is as follows:

	Year Ended June 30,
	2004	2003	2002
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)	(3.63)	(3.63)
Non-deductible items	0.22	0.18	0.69
Foreign R&D tax credit	—	—	(7.30)
Change in valuation allowance	34.08	29.87	31.89
Other	3.09	7.23	5.05

	(0.24)%	(0.35)%	(7.30)%

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

     For financial reporting purposes, Viragen International’s net loss before income taxes includes the following components:

	Year Ended June 30,
	2004	2003	2002
U.S.	$(1,508,584)	$(1,393,991)	$(561,287)
Foreign	(5,611,295)	(3,831,639)	(5,897,946)

	$(7,119,879)	$(5,225,630)	$(6,459,233)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H – INCOME TAXES – (Continued)

     The components of Viragen International’s income tax benefit are as follows:

	June 30,
	2004	2003	2002
Current:
Foreign	$—	$—	$809,834
U.S.	—	—	—

	—	—	809,834
Deferred:
Foreign	—	—	—
U.S.	43,828	60,686	58,158

	43,828	60,686	58,158

Total income tax benefit	$43,828	$60,686	$867,992

     Net deferred income taxes of Viragen International’s U.S. operations at June 30, 2004 and 2003 are approximately as follows:

	June 30,
	2004	2003
Deferred income tax assets:
Accrued liabilities	$11,000	$46,000
Other	2,000	2,000
Operating loss carry-forwards	2,264,000	1,758,000

Total deferred income tax assets	2,277,000	1,806,000
Valuation allowance for deferred income tax assets	(2,277,000)	(1,806,000)

	—	—
Deferred income tax liabilities:
Identifiable intangibles	(500,000)	(544,000)

Net deferred income tax liability	$(500,000)	$(544,000)

     Viragen International’s changes in the valuation allowance were net increases of $471,000, $485,000, and $153,000, for the years ended June 30, 2004, 2003 and 2002, respectively.

     At June 30, 2004, Viragen International has U.S. net operating loss carry-forwards totaling approximately $6.0 million expiring between 2005 and 2019. Viragen (Scotland) has approximately $24.8 million in net operating loss carry-forwards available to offset future taxable income. At June 30, 2004, ViraNative has approximately $8.2 million in net operating losses available to offset future taxable income.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H – INCOME TAXES – (Continued)

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to Viragen International’s net loss is as follows:

	Year Ended June 30,
	2004	2003	2002
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(3.63)	(3.63)	(3.63)
Foreign R&D tax credit	—	—	(12.50)
Change in valuation allowance	37.01	36.46	36.73

	(0.62)%	(1.17)%	(13.40)%

NOTE I – TRANSACTIONS WITH RELATED PARTIES

     In May 2004, Viragen USA, Inc., our majority owned subsidiary, repurchased the shares of its outstanding common stock not held by Viragen. The shares were held by an officer, two former officers and a director. These shares were independently valued at $0.22 per share, resulting in a total cost of $70,400. Viragen USA, Inc. is now wholly owned by Viragen.

     In March 2004, Robert C. Salisbury resigned his positions as president and chief executive officer of Viragen, positions he had held since January 2003. Mr. Salisbury received no salary for serving in these positions. On February 7, 2003, Mr. Salisbury was granted an option to purchase 35,000 shares of Viragen common stock at $1.10 per share. The options vest one-half upon the grant date and one-half upon the first anniversary of the grant date and are exercisable for five years from the vest dates. In January 2004, Mr. Salisbury exercised half of these options through the payment of $19,250 cash.

     In June 2003, we entered into a consulting agreement with Dr. Douglas Lind, a director of Viragen, upon the expiration of his employment agreement. This agreement provided for annual compensation of $60,000. The agreement did not contain a fixed term. However, either Viragen or Dr. Lind had the option to terminate the agreement for any reason upon 90 days written notice. Under the agreement, Dr. Lind was engaged to consult with management on a variety of scientific and biopharmaceutical market issues. For his consulting services, we issued Dr. Lind 25,000 common stock purchase warrants exercisable at $2.60 per share for a period of five years. We recognized non-cash compensation expense of $52,000 in connection with the grant of these warrants. Subsequent to June 30, 2004, the consulting agreement was terminated.

     In January 2003, Mr. Gerald Smith resigned his positions as chairman, president and chief executive officer of Viragen, Inc. and Viragen International. Upon his resignation, Mr. Smith received a one time payment of $170,000. Mr. Smith also entered into a one-year consulting agreement related to our avian transgenics program. This agreement which expired on January 31, 2004, provided for annual compensation of $155,000, health insurance and automobile related expenses. In October 2003, Mr. Smith resigned as a director of Viragen, Inc. and Viragen International, Inc.

     From February 2003 through June 2003, Dennis W. Healey, chief financial officer, Melvin Rothberg, executive vice president of operations, and Dr. Douglas Lind consented to modify their employment agreements so as to receive 20% of their compensation in the form of restricted shares of common stock, valued at market on each pay date. In March 2003, Mr. Healey consented to increase the amount of his compensation paid in restricted shares of common stock to 75%. These agreement modifications ran through June 30, 2003. As of June 30, 2003, we had issued 61,065 shares to Mr. Healey, 14,070 shares to Mr. Rothberg and 18,512 shares to Dr. Lind based upon these agreement modifications. In July 2003, Mr. Healey modified his employment agreement reducing his salary from $252,000 to $200,000 per year.

     During October 2000, Mr. Healey exercised 10,000 options to purchase common stock through the issuance of a $50,000 recourse promissory note payable to Viragen secured by the underlying common stock purchased, which was held in escrow. In October 2002, Mr. Healey paid the principal and related interest on his note. The escrowed shares were released upon payment.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – TRANSACTIONS WITH RELATED PARTIES – (Continued)

     On September 1, 1998, Gerald Smith, then president, chief executive officer and chairman, exercised 25,000 options to purchase Viragen common stock. He exercised the options through the issuance of promissory notes payable to Viragen totaling $150,000. Mr. Smith also entered into related pledge and escrow agreements. The promissory note carried an interest rate of 5.47%, payable semi-annually, and was secured by the underlying common stock purchased. The purchased shares were being held in escrow, pending payment of the related note pursuant to the provisions of the pledge and escrow agreements. Mr. Smith paid $100,000 of the principal on his promissory note, plus related interest, during January 2000. Viragen released the collateral on the promissory note. In January 2003, Mr. Smith, paid his remaining $50,000 recourse promissory note payable to Viragen, plus accrued interest.

     During May 2001, Mr. Salisbury entered into a consulting agreement with Viragen. He was to provide consulting services to Viragen for a three year period ended May 31, 2004. These consulting services were in addition to his service on the board of directors. As compensation, he would have been granted warrants to purchase up to 11,000 shares of common stock. The warrants were to have been granted in tranches upon performance of specific criteria. The warrants would have vested one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant. The warrants would have been exercisable for five years from the vest dates, at 115% of the fair market value of Viragen’s common stock on the dates of grant. In September 2002, Mr. Salisbury and Viragen agreed to terminate this consulting agreement.

     On February 18, 2000, we entered into a subscription agreement with Active Investors Ltd. II, an investment fund managed by Mr. Carl Singer, a director of Viragen, through Fundamental Management Corporation, a Florida-based institutional investment fund. Under the terms of the subscription agreement, we issued to Active Investors Ltd. II a convertible promissory note for the principal amount of $1,000,000. The promissory note had an interest rate of 9.5% per annum. Active Investors Ltd. II could elect to convert the unpaid principal and interest, at any time, into common shares at the fixed rate of $10.00 per share. The principal and interest were payable on February 17, 2001. This note was converted into 101,572 shares of common stock, which included $35,400 in interest on June 30, 2000. In connection with this agreement, Active Investors Ltd. II also received a warrant to purchase 10,000 shares of Viragen common stock at $20.00 per share. The warrant expired on February 17, 2003.

     Active Investors Ltd. II also participated as an investor under the shelf registration on Form S-3 dated March 21, 2000 (File No. 333-32306). Active Investors Ltd. II invested $1,000,000 in exchange for 78,430 shares of our common stock.

     Mr. Robert Salisbury, our former president and chief executive officer, also serves as president and director of Fundamental Management Corporation which manages the Active Investors Ltd. II fund. Mr. Salisbury and Mr. Charles Simons, a director of Viragen, are investors in the Active Investors Ltd. II fund.

     On February 7, 2000, the board of directors approved a three year extension of the expiration date of an option to purchase 100,000 shares of common stock at $5.00, which had been granted during October 1995 to Gerald Smith, Viragen’s former chief executive officer and president. The option, which was to expire on October 5, 2000, would expire on October 5, 2003. No other terms were changed. Under the provisions of APB No. 25, we recognized compensation expense of $941,000 relating to this modification. This option expired unexercised in October 2003.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – TRANSACTIONS WITH RELATED PARTIES – (Continued)

     Peter Fischbein, a former director, exercised options to purchase 20,000 shares of Viragen common stock at $5.00 per share during October 1998. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. This promissory note accrued interest at 5.06%, payable semi-annually, and was secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 2,500 shares of Viragen common stock at $5.00 per share through the issuance of another promissory note payable to Viragen totaling $12,500 and related pledge and escrow agreements. This promissory note accrued interest at 6.46% payable semi-annually. The purchased shares are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein consolidated his October 1998 and February 2000 notes by issuing a two year promissory note payable to Viragen totaling approximately $114,000. This promissory note bears interest at 3.5%, payable semi-annually, and is secured by the underlying common stock purchased. As of June 30, 2004 the uncollaterized portion of this note has been reserved.

     During May 1999, Charles F. Fistel, a former officer, exercised options totaling 41,000 shares. These options were all exercised through the issuance of promissory notes payable to Viragen totaling $145,000, and related pledge and escrow agreements. The promissory notes bear interest at 5.15%, payable semi-annually, and are secured by the underlying common stock purchased. The purchased shares were held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed shares of common stock were released to Mr. Fistel upon receipt of his payment. On June 30, 2003, we reserved the uncollaterized portion of these notes totaling approximately $47,000, based on the closing price of our stock on that date. In February 2004, following default on these promissory notes, we reclaimed the 31,000 shares of common stock held in escrow. These shares of common stock were valued at $2.60 per share, the then market price. This resulted in a $80,600 reduction of the outstanding principal on the notes. In May 2004, Mr. Fistel’s outstanding principal was further reduced by $22,000 as a result of his surrendering to Viragen 100,000 shares of Viragen USA valued at $0.22 per share.

NOTE J – LICENSE AND MANUFACTURING AGREEMENTS

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K – COMMITMENTS

Lease agreements

     In November 1996, Viragen entered into a ten year lease for 14,800 square feet in Plantation, Florida. This facility contains our executive and administrative offices. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $29,000. The lease contains provisions for two additional five-year periods at the Company’s option.

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $32,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

     Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon product is manufactured in this facility.

     During the years ended June 30, 2004, 2003, and 2002, Viragen recognized rent expense and related charges on facilities of approximately $1,121,000, $1,057,000, and $934,000, respectively.

     We have entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months. The aggregate base quarterly rental payment on these leases is approximately $8,000.

     The approximate minimum rental payments required under our facility and equipment lease agreements as of June 30, 2004 are as follow:

Year ended June 30,	Amount
2005	$1,202,000
2006	1,082,000
2007	470,000
2008	15,000
2009	4,000

Employment Contracts

     Viragen has entered into employment agreements with certain officers and employees. These agreements represent a commitment to pay an aggregate amount of approximately $1,055,000, per year in salaries to these individuals. Viragen considers Mr. Charles A. Rice, president and chief executive officer, and Mr. Dennis W. Healey, chief financial officer, to be key employees.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L – LEGAL PROCEEDINGS

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

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows as we have no variable interest entities.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

     NOTE N – GEOGRAPHIC AND SEGMENT INFORMATION

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

     The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,
Region	2004	2003
United Kingdom	$3,165,472	$3,463,201
Sweden	15,501,720	13,696,380
United States	281,451	458,003

	$18,948,643	$17,617,584

     Our operations are currently confined to a single business segment: the development and sale of natural human alpha interferon. All of the company’s sales for 2004, 2003 and 2002 have been to external customers located outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

     The following table illustrates product revenue from external customers by country of origin:

	Year ended June 30,
Country	2004	2003	2002
Italy	$—	$287,769	$1,036,650
Sweden	140,320	279,557	161,116
Mexico	35,723	—	—
Other	90,094	63,459	77,498

	$266,137	$630,785	$1,275,264

     During 2004, product revenue from customers in Sweden, Germany, Indonesia and Mexico, accounted for approximately 53%, 17%, 17%, and 13% of total product sales, respectively. During 2003, product revenue from customers in Italy and Sweden accounted for approximately 54% and 44% of total revenue, respectively. During 2003 and 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) in Italy under a contractual arrangement that expired in December 2002. Alfa Wassermann, our only customer in Italy, accounted for approximately 54% and 81% of total revenue for 2003 and 2002, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O – UNAUDITED QUARTERLY FINANCIAL INFORMATION:

     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period. On June 15, 2004, Viragen effected a one for ten reverse stock split. All share and per share information herein have been retroactively restated to reflect this reverse stock split.

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2004
Product sales	$51,606	$60,041	$76,678	$77,812
Cost of sales	369,007	532,023	619,847	525,922
Net loss	(3,903,253)	(7,337,796)	(3,047,550)	(3,888,565)
Net loss attributable to common stock	(3,903,915)	(7,338,459)	(3,048,213)	(3,889,128)
Basic and diluted net loss per common share	$(0.14)	$(0.23)	$(0.08)	$(0.11)
Weighted average common shares outstanding	27,336,080	32,531,422	36,373,036	36,566,219
Fiscal 2003
Product sales	$344,885	$126,592	$48,140	$111,168
Cost of sales	318,173	103,786	325,207	549,527
Net loss	(3,014,684)	(4,132,634)	(4,031,943)	(6,169,425)
Net loss attributable to common stock	(3,015,346)	(4,133,297)	(4,032,605)	(6,170,088)
Basic and diluted net loss per common share	$(0.28)	$(0.35)	$(0.29)	$(0.29)
Weighted average common shares outstanding	10,677,253	11,719,698	14,113,155	21,122,492

INDEX OF EXHIBITS

     As required under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Exhibit Titles
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002