Form 10-Q
period 2004-12-31
VIRAGEN INC
filed 2005-02-08
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐

As of February 4, 2005, there were 36,568,385 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1)	Consolidated condensed statements of operations (unaudited) for the three and six months ended December 31, 2004 and 2003

2)	Consolidated condensed balance sheets as of December 31, 2004 (unaudited) and June 30, 2004

3)	Consolidated condensed statements of cash flows (unaudited) for the six months ended December 31, 2004 and 2003

4)	Notes to consolidated condensed financial statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

SIGNATURES
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Product sales	$52,548	$60,041	$82,965	$111,647

Costs and expenses
Cost of sales	754,352	532,023	1,230,612	901,030
Inventory write-down	539,900	—	539,900	—
Research and development	910,438	811,318	2,001,307	1,625,740
Selling, general and administrative	1,904,103	1,727,258	3,717,622	3,193,521
Amortization of intangible assets	43,503	38,814	83,883	76,227
Interest expense	1,347,598	4,895,398	2,633,857	6,687,030
Other income, net	(1,481,546)	(252,992)	(1,443,858)	(476,216)

Loss before income taxes and minority interest	(3,965,800)	(7,691,778)	(8,680,358)	(11,895,685)
Income tax benefit	10,957	10,957	21,914	21,914
Minority interest in loss of subsidiary	367,411	343,025	750,122	632,722

Net loss	(3,587,432)	(7,337,796)	(7,908,322)	(11,241,049)
Deduct required dividends on convertible preferred stock, Series A	538	663	1,075	1,325

Net loss attributable to common stock	$(3,587,970)	$(7,338,459)	$(7,909,397)	$(11,242,374)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.10)	$(0.23)	$(0.22)	$(0.38)

Weighted average common shares - basic and diluted	36,568,385	32,531,422	36,568,385	29,933,751

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,885,631	$22,753,271
Short-term investments	5,779,800	—
Accounts receivable	17,585	31,788
Inventories	3,329,837	3,477,214
Prepaid expenses	994,436	1,353,350
Other current assets	886,724	1,022,356

Total current assets	19,894,013	28,637,979
Property, plant and equipment
Land, building and improvements	5,941,622	3,805,834
Equipment and furniture	6,088,444	5,520,677
Construction in progress	—	1,861,846

	12,030,066	11,188,357
Less accumulated depreciation	(5,080,316)	(4,362,976)

	6,949,750	6,825,381
Goodwill	11,761,879	10,295,140
Developed technology, net	1,997,102	1,828,122
Deposits and other assets	259,533	633,374

	$40,862,277	$48,219,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$387,982	$814,253
Accrued expenses and other liabilities	1,008,286	1,411,458
Line of credit and short term borrowings	91,082	1,076,645
Current portion of long-term debt	39,364	153,723

Total current liabilities	1,526,714	3,456,079
Convertible notes and debentures	14,109,885	12,490,919
Long-term debt, less current portion	728,234	1,072,087
Deferred income tax liability	478,454	500,368
Royalties payable	107,866	107,866
Minority interest in subsidiary	1,125,254	1,403,096

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 and 2,250 issued and outstanding at December 31, 2004 and June 30, 2004, respectively. Liquidation preference value: $10 per share, aggregating $21,500 at December 31, 2004 and $22,500 at June 30, 2004	2,150	2,250
Common stock, $.01 par value. Authorized 100,000,000 shares; 36,568,385 issued and outstanding at December 31, 2004 and June 30, 2004	365,685	365,685
Capital in excess of par value	146,235,660	146,337,835
Accumulated deficit	(128,379,660)	(120,470,263)
Accumulated other comprehensive income	4,562,035	2,954,074

Total stockholders’ equity	22,785,870	29,189,581

	$40,862,277	$48,219,996

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(7,908,322)	$(11,241,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,610	440,348
Amortization of intangible assets	83,883	76,227
Inventory write-down	539,900	—
Loss on sale of property, plant and equipment	—	19,794
Amortization of fees paid with common stock	60,000	—
Unrealized net gain on foreign exchange remeasurement	(369,870)	—
Gain on remeasurement of subsidiary intercompany liability	(595,776)	—
Compensation expense on stock options and warrants	—	20,259
Minority interest in net loss of subsidiary	(750,122)	(632,722)
Amortization of discount on convertible debentures and promissory notes	1,618,966	6,141,296
Amortization of deferred financing costs	246,201	454,735
Deferred income tax benefit	(21,914)	(21,914)
Increase (decrease) relating to operating activities from:
Accounts receivable	14,203	30,467
Inventories	(392,523)	(353,656)
Prepaid expenses	548,914	183,172
Other current assets	(13,223)	(77,295)
Accounts payable	(442,698)	(663,864)
Accrued expenses and other liabilities	(385,663)	(216,820)

Net cash used in operating activities	(7,347,434)	(5,841,022)

INVESTING ACTIVITIES
Purchase of short-term investments	(5,519,700)	—
Additions to property, plant and equipment, net	(134,283)	(786,401)
Contribution received for capital investment in Sweden	278,005	—

Net cash used in investing activities	(5,375,978)	(786,401)

FINANCING ACTIVITIES
Proceeds from private placements of common stock, net	—	9,007,733
Proceeds from exercise of debt and equity offering warrants	—	2,906,786
Payments on lines of credit and short term borrowings, net	(958,619)	(460,613)
(Payments) borrowings on long-term debt, net	(569,794)	43,205
Payments on convertible debentures	—	(65,316)
Repurchase of preferred stock shares, Series A	(1,000)	—

Net cash (used in) provided by financing activities	(1,529,413)	11,431,795
Effect of exchange rate fluctuations on cash and cash equivalents	385,185	400,799

(Decrease) increase in cash and cash equivalents	(13,867,640)	5,205,171
Cash and cash equivalents at beginning of period	22,753,271	5,942,501

Cash and cash equivalents at end of period	$8,885,631	$11,147,672

     During the six months ended December 31, 2004 and December 31, 2003, we had the following non-cash financing activities:

	Six Months Ended
	December 31,
	2004	2003
Purchase of insurance with notes payable	$—	$301,570
Conversion of convertible debentures and accrued interest into common stock	—	7,264,036

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

     We own approximately 81.2% of Viragen International, Inc. We operate primarily through Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden, and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

     During the three and six months ended December 31, 2004 we incurred losses of approximately $3,587,000 and $7,908,000, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $18,177,000, $17,349,000 and $11,089,000, respectively, and had an accumulated deficit of approximately $128,380,000 as of December 31, 2004. We had cash and short-term investments totaling approximately $14,665,000 and working capital of approximately $18,367,000 at December 31, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

NOTE B – STOCK-BASED COMPENSATION

     As currently permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock option grants is currently recognized if the exercise price is less than the fair value of our common stock on the grant date. See Note M for recent accounting pronouncement.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

     The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss as reported	$(3,587,432)	$(7,337,796)	$(7,908,322)	$(11,241,049)
Stock based compensation determined under the fair value method	(25,405)	(7,668)	(54,553)	(23,912)

Pro forma net loss	(3,612,837)	(7,345,464)	(7,962,875)	(11,264,961)

Preferred dividends, Series A	(538)	(663)	(1,075)	(1,325)

Pro forma net loss attributable to common stock	$(3,613,375)	$(7,346,127)	$(7,963,950)	$(11,266,286)

Pro forma net loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.10)	$(0.23)	$(0.22)	$(0.38)
Basic and diluted – pro forma	$(0.10)	$(0.23)	$(0.22)	$(0.38)

     The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for the three and six months ended December 31, 2004 and 2003, are not likely to be representative of the pro forma results of net loss and net loss per common share in future periods. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plans, and the terms of future stock-based compensation are not known at this time. In addition, the assumptions used to determine the fair value of stock-based compensation can vary significantly.

NOTE C – SHORT-TERM INVESTMENTS

     We invest excess cash in highly liquid instruments with maturities of less than twelve months as of the date of purchase. At December 31, 2004, our short-term investments totaling approximately $5,780,000 consisted of UK Pound Sterling denominated certificates of deposit with maturities of six and nine months. During the three and six months ended December 31, 2004, we recognized a net remeasurement gain totaling approximately $382,000 and $260,000, respectively, related to these short-term investments.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE D – INVENTORIES

     Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

     Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended December 31, 2004 we recorded a write-down of our finished product inventory of approximately $540,000.

     Inventories consisted of the following at December 31, 2004 and June 30, 2004:

	December 31,	June 30,
	2004	2004
Finished product	$978,407	$1,038,944
Work in process	2,033,423	2,176,116
Raw materials and supplies	318,007	262,154

Total inventories	$3,329,837	$3,477,214

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

     The goodwill reported in our balance sheets as of December 31, 2004 and June 30, 2004 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $4,174,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2004:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	1,466,739

Balance as of December 31, 2004	$11,761,879

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2004, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     The developed technology intangible asset reported in our balance sheets as of December 31, 2004 and June 30, 2004 arose from Viragen International’s acquisition of ViraNative. A detail of our developed technology intangible asset as of December 31, 2004 and June 30, 2004 is as follows:

	December 31,	June 30,
	2004	2004
Developed technology	$2,591,659	$2,268,472
Accumulated amortization	(594,557)	(440,350)

Developed technology, net	$1,997,102	$1,828,122

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $942,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE F - CONVERTIBLE NOTES AND DEBENTURES

     Details of our convertible notes and debentures outstanding at December 31, 2004 and June 30, 2004 are as follows:

	December 31,	June 30,
	2004	2004
Outstanding principal	$20,000,000	$20,000,000
Less discounts	(5,890,115)	(7,509,081)

	$14,109,885	$12,490,919

     At December 31, 2004 and June 30, 2004, the convertible notes and debentures balance consists of the 7% convertible notes issued on June 18, 2004 in the aggregate principal amount of $20 million.

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
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

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

     The warrants issued in connection with the notes are exercisable during the three year period ending June 18, 2007 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes and is amortized to interest expense using the effective interest rate method over the life of the notes. For the three and six months ended December 31, 2004, we recognized approximately $364,000 and $692,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

     As a result of the common stock purchase warrants issued in connection with the notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. For the three and six months ended December 31, 2004, we recognized approximately $488,000 and $927,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.

     We incurred costs of approximately $1,161,000 in connection with the notes and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs will be amortized to interest expense over the life of the notes using the effective interest rate method. For the three and six months ended December 31, 2004, we recognized approximately $130,000 and $246,000, respectively, as interest expense from the amortization of these debt issuance costs.

     As of December 31, 2004, the entire principal amount of these convertible notes of $20 million remained outstanding. The amount of interest paid on these notes for the three and six months ended December 31, 2004 totaled $350,000 and $700,000, respectively. All common stock purchase warrants issued in connection with this transaction remain unexercised as of December 31, 2004.

     Resale of the shares issuable upon conversion or payment of the notes and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

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

     These convertible debentures were to mature on September 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debentures. For the three and six months ended December 31, 2003, we recognized approximately $416,000 and $659,000, respectively, as interest expense from the amortization of the original issue discount.

     The warrants issued in connection with these debentures are exercisable during the five year period ending June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was initially calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. As a result of the revaluation of these warrants discussed below, we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000. For the three and six months ended December 31, 2003, we recognized approximately $1,273,000 and $1,780,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

     As a result of the common stock purchase warrants issued in connection with these debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of the outstanding debentures was reduced from $3.17 to $2.24. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of a subsequent financing transaction entered into in December 2003, the conversion price of the outstanding debentures was further reduced from $2.24 to $2.00. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $96,000 was calculated and recorded as a discount on the principal amount of the outstanding debentures. As a result of the revaluation of the warrants issued in connection with these debentures discussed below, an additional beneficial conversion amount of approximately $405,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts were amortized to interest expense using the effective interest rate method over the life of the debentures. For the three and six months ended December 31, 2003, we recognized approximately $2,316,000 and $2,569,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion amount associated with these debentures.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     We incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the three and six months ended December 31, 2003, we recognized approximately $232,000 and $367,000, respectively, as interest expense from the amortization of these debt issuance costs.

     As of December 31, 2003, these convertible debentures had been satisfied and no further amounts were due as the purchasers had converted approximately $5.5 million of principal resulting in the issuance of approximately 2.34 million shares of our common stock and we repaid approximately $65,000 of principal in cash. Warrants to purchase 315,305 shares of our common stock issued in connection with this transaction remain unexercised as of December 31, 2004.

     Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

April 2003 Convertible Debentures, as Amended

     On April 16, 2003, we entered into a securities purchase agreement with three unrelated institutional investors. This agreement was amended on May 8, 2003 and May 16, 2003, to among other things, include an additional unrelated institutional investor. The securities purchase agreement, as amended, provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $3.8 million. Under the terms of the agreement, we received approximately $3.1 million, net of original issue discounts of $453,395, a 6.5% finder’s fee, and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 3,171,200 three-year common stock purchase warrants exercisable at a price of $0.625 per share. In connection with the April 2003 securities purchase agreement, we also issued the finder 13,408 three-year common stock purchase warrants exercisable at a price of $0.625 per share.

     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $453,395, the equivalent of 10% interest over the two year life of the debentures. For the three months ended September 30, 2003, we recognized approximately $135,000 as interest expense from the amortization of the original issue discount. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $2.00 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

     The warrants issued in connection with the April 16, 2003 securities purchase agreement and the amendments dated May 8, 2003 and May 16, 2003, were exercisable during the three year period ending April 2006. The relative fair value of these warrants was initially calculated to be approximately $800,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $268,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants. As of September 30, 2003, the entire initial discount resulting from the issuance of the warrants had been fully amortized to interest expense. As a result of the revaluation of these warrants discussed below, we recorded additional non-cash interest expense of approximately $505,000 during the three months ended December 31, 2003.

     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was initially calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion. As of September 30, 2003, the entire initial discount resulting from the beneficial conversion feature had been fully amortized to interest expense. As a result of the revaluation of these warrants discussed below, we recorded additional non-cash interest expense of approximately $108,000 during the three months ended December 31, 2003.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

Warrant Revaluation

     We issued common stock purchase warrants in connection with the sale of convertible debentures under our June and April 2003 securities purchase agreements. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent auditors, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the June and April 2003 securities purchase agreements by using the contractual lives on the warrants.

     As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 and $509,000 as of June 30, 2003 and September 30, 2003, respectively. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it was not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there was no impact on the cash flows of the Company for the June 30, 2003, September 30, 2003 and December 31, 2003 periods. As of December 31, 2003 there was no effect on total stockholders’ equity as a result of these adjustments.

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
(Unaudited)

NOTE F - CONVERTIBLE NOTES AND DEBENTURES – (Continued)

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

NOTE G – DEBT

Line of Credit and Short Term Borrowings

     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $908,000 as of December 31, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2004 compared to 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of December 31, 2004. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During June 2004, we obtained short term financing of approximately $270,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 5.19%. Principal and interest payments of approximately $31,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $91,000 and $270,000 as of December 31, 2004 and June 30, 2004, respectively.

Long-Term Debt

     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $768,000 and $689,000 at December 31, 2004 and June 30, 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at December 31, 2004 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.8 million as of December 31, 2004.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal including accrued interest on this loan. No amounts are due on this loan as of December 31, 2004.

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

     As of December 31, 2004, there were 21,982,845 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible preferred stock, Series A	916
Officers, employees, and directors options (exercisable at an average price of $6.52 through March 2014)	398,300
Consultant warrants (exercisable at an average price of $25.65 through February 2009)	135,000
Debt and equity offering warrants (exercisable at an average price of $1.98 through June 2008)	8,256,012
Convertible notes (convertible at $1.516 through March 2006)	13,192,617

21,982,845

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss	$(3,587,432)	$(7,337,796)	$(7,908,322)	$(11,241,049)
Other comprehensive income:
Currency translation adjustment	1,263,063	175,698	1,607,961	861,625

Comprehensive loss	$(2,324,369)	$(7,162,098)	$(6,300,361)	$(10,379,424)

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

     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended December 31, 2004 and 2003, royalties due under the agreement totaled approximately $2,000 and $3,000, respectively. For the six months ended December 31, 2004 and 2003, royalties due under the agreement totaled approximately $4,000 and $6,000, respectively.

NOTE K – TRANSACTIONS WITH RELATED PARTIES

     We provide certain administrative services including management and general corporate assistance to Viragen International, our majority owned subsidiary. We also incur certain costs attributable to Viragen International including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred on their behalf. For the three and six months ended December 31, 2004, expenses allocated to Viragen International totaled approximately $343,000 and $690,000, respectively, compared to approximately $254,000 and $509,000 for the three and six months ended December 31, 2003.

     Viragen (Scotland), a wholly owned subsidiary of Viragen International, conducts research and development and performs administrative functions on our behalf. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to us as incurred. For the three and six months ended December 31, 2004, research and development costs allocated by Viragen (Scotland) totaled approximately $386,000 and $733,000, respectively, compared to approximately $303,000 and $537,000 for the three and six months ended December 31, 2003, respectively. The amount of administrative expenses allocated by Viragen (Scotland) totaled approximately $25,000 and $70,000, for the three and six months ended December 31, 2004, respectively, compared to approximately $61,000 and $87,000 for the three and six months ended December 31, 2003, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE K – TRANSACTIONS WITH RELATED PARTIES – (Continued)

     During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to us by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to us. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging us for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

     In connection with the acquisition of ViraNative discussed in Note E, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon® in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the USA.

     If and as each of these milestones is met, additional shares of Viragen International will be issued.

NOTE L – CONTRIBUTION

     During the quarter ended December 31, 2004 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt Statement No. 123R on July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R.

     We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments are not known at this time. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

     We own approximately 81.2% of Viragen International, Inc. We operate primarily through Viragen International Inc., and its wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden, and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

     Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

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

     Our natural human alpha interferon product was developed and is manufactured in Sweden. Our avian transgenic and certain oncology programs are also being researched and developed in Europe. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

Recent Developments

     In November 2004, we announced the approval of Multiferon® for sale in Bulgaria. The Bulgarian regulatory authorities approved an application filed by our distribution partner, Arriani Pharmaceuticals S.A., who holds the exclusive rights to distribute the drug in Greece and designated Balkan countries. Multiferon® is now approved in Bulgaria for the second-line treatment of any and all diseases in which recombinant interferon therapy failed or the patient was unable to tolerate the regimen.

     In October 2004, we announced the results from a 7-year follow-up to a Phase II/III clinical study that evaluated the use of Multiferon®, our natural human alpha interferon, for the treatment of malignant melanoma after surgical removal of all tumor masses compared to surgery alone. The analysis confirmed a statistically significant increase in overall survival for patients treated with adjuvant dacarbazine (DTIC) followed by Multiferon®, compared to patients with no adjuvant treatment. The study data served as the basis for our application filed in February 2005 in Sweden, to seek expanded approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma.

     After a 7-year follow-up, the results showed an actual 51.3% overall survival in high-risk patients treated with short-term DTIC, followed by Multiferon® as adjuvant low-dose treatment for 6 months versus 30.3% overall survival among patients who underwent surgery only (p=0.0077).

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

inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.
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

Liquidity and Capital Resources

     As of December 31, 2004, we had approximately $14,665,000 in cash and short-term investments down from approximately $22,753,000 as of June 30, 2004. As of December 31, 2004, we had working capital of approximately $18,367,000, compared to working capital of approximately $25,182,000 as of June 30, 2004. Cash used to fund operations during the six months ended December 31, 2004 totaled approximately $7,347,000, including the reduction in our accounts payable and other accrued expenses by approximately $828,000. For the six months ended December 31, 2004, financing expenditures included the repayment of our line of credit and short-term borrowings and long-term debt of approximately $1,528,000.

     We have experienced losses and a negative cash flow from operations since inception. During the six months ended December 31, 2004 we incurred a loss of approximately $7,908,000. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $18,177,000, $17,349,000, and $11,089,000, respectively, and had an accumulated deficit of approximately $128,380,000 as of December 31, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

     Manufacturing of Multiferon® at our leased facility in Umeå, Sweden, was suspended in March 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umeå, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. Production of Multiferon® will resume as demand dictates. We believe that our current inventory levels are sufficient to meet our current sales demand for the remainder of at least fiscal 2005. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

     During the quarter ended December 31, 2004 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25 and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

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

     For the remainder of fiscal 2005, we anticipate the need of approximately $6.0 million for operating activities, $500,000 for investing activities and $850,000 to service our financing obligations.

Line of Credit

     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $908,000 as of December 31, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2004 compared to 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of December 31, 2004. Outstanding borrowings under this overdraft facility totaled approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

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

     As of December 31, 2004, the entire principal amount of these convertible notes of $20 million remained outstanding. The amount of interest paid on these notes for the six months ended December 31, 2004 totaled $700,000.

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

Results of Operations

Product sales

     For the three months ended December 31, 2004, product sales totaled approximately $53,000 compared to approximately $60,000 for the three months ended December 31, 2003. For the six months ended December 31, 2004, product sales totaled approximately $83,000 compared to approximately $112,000 for the six months ended December 31, 2003. These decreases in product sales of approximately $7,000 and $29,000, respectively, are primarily attributed to a reduction in sales volume in Sweden.

     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In addition, Multiferon® is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

     There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution partners, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales and Inventory Write-down

     Cost of sales, which includes excess/idle production costs, totaled approximately $754,000 for the three months ended December 31, 2004 compared to approximately $532,000 for the same period in the prior year. Cost of sales totaled approximately $1,231,000 for the six months ended December 31, 2004 compared to approximately $901,000 for the same period in the prior year. The increases in cost of sales for the three and six months ended December 31, 2004, are primarily attributed to excess/idle capacity. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and six months ended December 31, 2004, excess/idle capacity costs are due to minimal production activities as a result of low sales demand. For the three and six months ended December 31, 2003, the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

     During the quarter ended December 31, 2004, we recorded a write-down of approximately $540,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended December 31, 2004, research and development costs totaled approximately $910,000 compared to approximately $811,000 for the three months ended December 31, 2003. This increase of approximately $99,000 was primarily attributed to increases in costs incurred related to our avian transgenics and oncology projects totaling approximately $164,000 and $58,000, respectively. The remainder of the increase in research and development was due to an increase in consulting fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $182,000 during the quarter ended December 31, 2004.

     For the six months ended December 31, 2004, research and development costs totaled approximately $2,001,000 compared to approximately $1,626,000 for the six months ended December 31, 2003. This increase of approximately $375,000 was primarily attributed to increases in costs incurred related to our avian transgenics and oncology projects totaling approximately $240,000 and $140,000, respectively. The remainder of the increase in research and development was due to an increase in consulting fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $182,000 during the quarter ended December 31, 2004.

     We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $1,904,000 for the three months ended December 31, 2004 compared to approximately $1,727,000 for the three months ended December 31, 2003. This increase of approximately $177,000 is mainly attributed to increases in personnel-related costs and legal fees at our Florida headquarters totaling approximately $56,000 and $42,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in legal fees and personnel related costs at our Swedish subsidiary totaling approximately $54,000 and $20,000, respectively.

     For the six months ended December 31, 2004, selling, general and administrative expenses totaled approximately $3,718,000 compared to approximately $3,194,000 for the six months ended December 31, 2003. This increase of approximately $524,000 is mainly attributed to increases in personnel-related costs, consulting fees, and legal fees at our Florida headquarters of approximately $219,000, $91,000 and $82,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in personnel-related costs and consulting fees at our Swedish subsidiary of approximately $83,000 and $51,000, respectively.

     We anticipate that selling related expenses will increase significantly in fiscal 2005. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs. We also expect to incur significant costs associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Amortization of Intangible Assets

     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2004, amortization of intangible assets totaled approximately $44,000 and $84,000, respectively, compared to approximately $39,000 and $76,000 during the three and six months ended December 31, 2003. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

     Interest expense for the three months ended December 31, 2004 totaling approximately $1,348,000 primarily represents interest expense on our June 2004 convertible notes consisting of interest payments totaling $350,000 and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $981,000. Interest expense for the six months ended December 31, 2004 totaling approximately $2,634,000 primarily represents interest expense on our June 2004 convertible notes consisting of interest payments totaling $700,000 and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $1,865,000.

     Interest expense for the three and six months ended December 31, 2003 totaling approximately $4,895,000 and $6,687,000, respectively, primarily consisted of interest expense on our convertible debentures of approximately $4,848,000 and $6,598,000, respectively. Approximately $4,616,000 and $6,279,000 of these amounts represent non-cash interest expense for the three and six months ended December 31, 2003, respectively. This non-cash interest expense is comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

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

     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense on these debt facilities for the three and six months ended December 31, 2004 totaled approximately $14,000 and $64,000, respectively, compared to approximately $45,000 and $84,000 for the three and six months ended December 31, 2003. We expect interest expense to decrease at our Swedish subsidiary in fiscal 2005 compared to fiscal 2004 due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit.

Other Income, net

     The primary components of other income, net are interest earned on cash and cash equivalents and short-term investments, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary.

     Other income, net for the three months ended December 31, 2004, totaled approximately $1,482,000 compared to approximately $253,000 for the three months ended December 31, 2003. This increase of approximately $1,229,000 is primarily attributed to remeasurement gains on foreign exchange totaling approximately $1,208,000. Other income for the six months ended December 31, 2004, totaled approximately $1,444,000 compared to approximately $476,000 for the six months ended December 31, 2003. This increase of approximately $968,000 is primarily attributed to remeasurement gains on foreign exchange totaling approximately $966,000.

     These foreign exchange gains arose from the remeasurement of British Pound denominated bank accounts and short-term investments to U.S. dollars as well as the remeasurement of a U.S dollar denominated intercompany liability. During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen Scotland, which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen Scotland did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen Scotland has been gradually settling the liability by charging Viragen, Inc. for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

     Also contributing to the increase in other income for the three months and six months ended December 31, 2004 was an increase in interest earned on cash and cash equivalents and short-term investments totaling approximately $123,000 and $225,000, respectively. These income items were partially offset by a decrease in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $71,000 and $140,000 for the three and six months ended December 31, 2004, respectively.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2004 and 2003, the income tax benefits totaled approximately $11,000 and $22,000, respectively. Income tax benefits for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $478,000 as of December 31, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

Avian Transgenics

     Our avian transgenic project is designed to enable us to produce protein-based drugs, including monoclonal antibodies, inside the egg whites of transgenic-developed chickens. Our goal is to develop a technology which will enable us to meet the large-scale production requirements for our own therapeutic protein products. We also believe that this technology will allow us to offer to others in the biopharmaceutical industry an alternate faster method of production of their protein-based products with a higher capacity and at a lower cost.

     Avian transgenics offers a potential solution to the projected production bottleneck, which could limit the growth and contribute to the high cost of protein drugs. Existing protein production technologies are often inefficient and costly. In addition, the anticipated explosion in protein drug approvals together with protein-based drugs in pre-clinical and Phase I or Phase II clinical trials is forecast to create a worldwide shortage of production capacity for these protein-based products.

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

     For the three and six months ended December 31, 2004, costs incurred in the field of avian transgenics totaled approximately $401,000 and $791,000, respectively. For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the avian transgenics project totaling approximately $1,865,000, $949,000 and $778,000, respectively. Since the date of inception of this project, we have incurred approximately $4,860,000 in research and development costs.

Oncological Therapies

     Our research and development projects in the field of oncology are focused on the development of therapeutic proteins and peptides for the treatment of targeted cancers. Our oncological projects are defined as follow:

CD55 Therapy

     In collaboration with Cancer Research UK and the University of Nottingham, we are developing a monoclonal antibody designed to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system. The problem arises when cancer cells also express this control protein to camouflage themselves from the immune system at levels up to 100 fold greater than normal. Under a worldwide exclusive commercial license, we are developing an antibody to bind to this protective antigen on tumor cells. A successful therapy could also offer protection against cancer spreading. We believe this technology may prove useful in the treatment of colorectal, breast, ovarian and certain bone cancers.

     For the three and six months ended December 31, 2004, costs incurred related to the CD55 project totaled approximately $76,000 and $159,000, respectively. For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the CD55 project totaling approximately $206,000, $144,000 and $298,000, respectively. Since the date of inception of this project, we have incurred approximately $1,065,000 in research and development costs.

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the CD55 project, to be funded over a three-year period.

     The CD55 project has not reached clinical trials and we do not expect to enter into clinical trials earlier than calendar 2006, if at all.

IEP 11

     We entered into an agreement with the University of Miami and the University of Miami’s Sylvester Comprehensive Cancer Center to develop an anti-cancer technology. The joint project is designed to develop a novel form of an immune enhancing drug that has shown promise by inhibiting tumor growth in mice for a broad range of cancers. This drug is a novel 11 amino acid peptide called IEP 11, which was derived from a tumor transmembrane glycoprotein.

     For the three and six months ended December 31, 2004, costs incurred related to the IEP 11 project totaled approximately $28,000 and $66,000, respectively. For the fiscal years ended 2004 and 2003 we incurred costs related to the IEP 11 project totaling approximately $95,000 and $85,000, respectively. Since the date of inception of this project, we have incurred approximately $246,000 in research and development costs.

     As of December 31, 2004, we are in the process of performing confirmation studies in animal models at the University of Miami. It is expected that we will have the results needed to determine the peptide’s next stage of development in the first half of calendar-year 2005. If studies confirm the merits of this technology, we expect to begin an intensive licensing program to identify suitable partners who would help take this drug through human clinical development in the U.S. It is too early too determine if and when this project will be considered for clinical trials.

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

     We are evaluating alternative approaches toward development of this antibody, including the use of traditional manufacturing of the antibody through a third-party experienced in such processes. The antibody is currently being humanized, and if successfully characterized, we expect to enter into clinical trials some time in 2007.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt Statement No. 123R on July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R.

     We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments is not known at this time. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B to our consolidated condensed financial statements.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

Foreign Currency Exchange Risk

     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other income.

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

     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2004, the U.S. dollar experienced a decline against the British Pound and Swedish Krona. Based on foreign currency exchange rates as of December 31, 2004, the U.S. dollar has lost approximately 6.6% of its value against the British Pound and 14.3% of its value against the Swedish Krona since June 30, 2004.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2004.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Viragen, Inc.

Date: February 7, 2005	By:	/s/ Dennis W. Healey

Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: February 7, 2005	By:	/s/ Nicholas M. Burke

Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002