Form 10-Q
period 2005-03-31
VIRAGEN INC
filed 2005-05-09
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, there were 37,087,677 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Product sales	$80,078	$76,678	$163,043	$188,325

Costs and expenses
Cost of sales	604,944	619,847	1,835,556	1,520,877
Inventory write-down	—	—	539,900	—
Research and development	1,279,549	951,116	3,280,856	2,576,856
Selling, general and administrative	2,027,142	1,909,264	5,744,764	5,102,785
Amortization of intangible assets	43,681	42,274	127,564	118,501
Interest expense	1,450,799	42,080	4,084,656	6,729,110
Other income, net	(82,233)	(1,584)	(1,526,091)	(477,800)

Loss before income taxes and minority interest	(5,243,804)	(3,486,319)	(13,924,162)	(15,382,004)
Income tax benefit	10,957	10,957	32,871	32,871
Minority interest in loss of subsidiary	388,091	427,812	1,138,213	1,060,534

Net loss	(4,844,756)	(3,047,550)	(12,753,078)	(14,288,599)
Deduct required dividends on convertible preferred stock, Series A	537	663	1,612	1,987

Net loss attributable to common stock	$(4,845,293)	$(3,048,213)	$(12,754,690)	$(14,290,586)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.13)	$(0.08)	$(0.35)	$(0.45)

Weighted average common shares — basic and diluted	36,568,385	36,373,037	36,568,385	32,064,569

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$8,767,551	$22,753,271
Short-term investments	2,818,500	—
Accounts receivable	36,645	31,788
Inventories	3,103,701	3,477,214
Prepaid expenses	636,374	1,353,350
Other current assets	927,583	1,022,356

Total current assets	16,290,354	28,637,979
Property, plant and equipment
Land, building and improvements	5,688,739	3,805,834
Equipment and furniture	5,912,330	5,520,677
Construction in progress	—	1,861,846

	11,601,069	11,188,357
Less accumulated depreciation	(5,263,261)	(4,362,976)

	6,337,808	6,825,381
Goodwill	10,992,774	10,295,140
Developed technology, net	1,823,767	1,828,122
Deposits and other assets	42,370	633,374

	$35,487,073	$48,219,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$406,509	$814,253
Accrued expenses and other liabilities	1,420,863	1,411,458
Convertible notes and debentures	15,055,386	—
Line of credit and short term borrowings	—	1,076,645
Current portion of long-term debt	36,790	153,723

Total current liabilities	16,919,548	3,456,079
Convertible notes and debentures	—	12,490,919
Long-term debt, less current portion	671,418	1,072,087
Deferred income tax liability	467,497	500,368
Royalties payable	107,866	107,866
Minority interest in subsidiary	482,026	1,403,096

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 and 2,250 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively. Liquidation preference value: $10 per share, aggregating $21,500 at March 31, 2005 and $22,500 at June 30, 2004	2,150	2,250
Common stock, $.01 par value. Authorized 100,000,000 shares; 36,568,385 shares issued and outstanding at March 31, 2005 and June 30, 2004	365,685	365,685
Capital in excess of par value	146,235,660	146,337,835
Accumulated deficit	(133,224,953)	(120,470,263)
Accumulated other comprehensive income	3,460,176	2,954,074

Total stockholders’ equity	16,838,718	29,189,581

	$35,487,073	$48,219,996

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(12,753,078)	$(14,288,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744,166	657,873
Amortization of intangible assets	127,564	118,501
Inventory write-down	539,900	—
Loss on sale of property, plant and equipment	—	126,184
Unrealized net gain on foreign exchange remeasurement	(196,012)	—
Gain on remeasurement of subsidiary intercompany liability	(595,776)	—
Compensation expense on stock options and warrants	—	17,837
Fees paid with common stock	60,000	55,000
Reserve for notes receivable	—	57,923
Minority interest in net loss of subsidiary	(1,138,213)	(1,060,534)
Amortization of discount on convertible debentures and promissory notes	2,564,467	6,141,296
Amortization of deferred financing costs	389,987	454,735
Deferred income tax benefit	(32,871)	(32,871)
Increase (decrease) relating to operating activities from:
Accounts receivable	(4,857)	62,400
Inventories	(166,387)	(98,035)
Prepaid expenses	906,976	(565,589)
Other current assets	19,295	(205,629)
Accounts payable	(424,171)	(809,053)
Accrued expenses and other liabilities	26,377	21,106

Net cash used in operating activities	(9,932,633)	(9,347,455)

INVESTING ACTIVITIES
Purchase of short-term investments	(5,519,700)	—
Maturity of short-term investments	2,843,550	—
Additions to property, plant and equipment, net	(148,988)	(944,382)
Contribution received for capital investment in Sweden	278,005	—

Net cash used in investing activities	(2,547,133)	(944,382)

FINANCING ACTIVITIES
Proceeds from private placements of common stock, net	—	8,960,150
Proceeds from exercise of debt and equity offering warrants	—	3,783,033
Payments on lines of credit and short term borrowings, net	(1,054,309)	(471,141)
Payments on long-term debt, net	(579,243)	(26,475)
Payments on convertible debentures	—	(65,316)
Proceeds from exercise of common stock options	—	19,800
Repurchase of preferred stock shares, Series A	(1,000)	—

Net cash (used in) provided by financing activities	(1,634,552)	12,200,051
Effect of exchange rate fluctuations on cash and cash equivalents	128,598	116,036

(Decrease) increase in cash and cash equivalents	(13,985,720)	2,024,250
Cash and cash equivalents at beginning of period	22,753,271	5,942,501

Cash and cash equivalents at end of period	$8,767,551	$7,966,751

During the nine months ended March 31, 2005 and 2004, we had the following non-cash financing activities:

	Nine Months Ended
	March 31,
	2005	2004
Purchase of insurance with notes payable	$—	$301,570
Conversion of convertible debentures and accrued interest into common stock	—	7,264,036

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — OVERVIEW AND BASIS OF PRESENTATION

     We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We are also developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies and we are developing novel therapeutics for the treatment of cancer. Specifically, we are primarily focused on three fields of research and development:

•	Human leukocyte derived interferon — natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	Avian transgenics technologies designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	Oncological therapies — therapeutic proteins and peptides for the treatment of targeted cancers.

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

     On June 15, 2004, we effected a 1-for-10 reverse split of our outstanding common stock. All share and per share information in these unaudited interim consolidated condensed financial statements have been restated to retroactively reflect this reverse stock split.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE A — OVERVIEW AND BASIS OF PRESENTATION — (Continued)

     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

     During the three and nine months ended March 31, 2005 we incurred losses of approximately $4,845,000 and $12,753,000, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $18,177,000, $17,349,000 and $11,089,000, respectively, and had an accumulated deficit of approximately $133,225,000 as of March 31, 2005. We had cash and short-term investments totaling approximately $11,586,000 and a working capital deficit of approximately $629,000 at March 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

NOTE B — STOCK-BASED COMPENSATION

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
(Unaudited)

NOTE B — STOCK-BASED COMPENSATION — (Continued)

     The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss as reported	$(4,844,756)	$(3,047,550)	$(12,753,078)	$(14,288,599)
Stock based compensation determined under the fair value method	(26,440)	(75,251)	(80,993)	(99,163)

Pro forma net loss	(4,871,196)	(3,122,801)	(12,834,071)	(14,387,762)

Preferred dividends, Series A	(537)	(663)	(1,612)	(1,987)

Pro forma net loss attributable to common stock	$(4,871,733)	$(3,123,464)	$(12,835,683)	$(14,389,749)

Pro forma net loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted — as reported	$(0.13)	$(0.08)	$(0.35)	$(0.45)
Basic and diluted — pro forma	$(0.13)	$(0.09)	$(0.35)	$(0.45)

     The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for the three and nine months ended March 31, 2005 and 2004, are not likely to be representative of the pro forma results of net loss and net loss per common share in future periods. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plans, and the terms of future stock-based compensation are not known at this time. In addition, the assumptions used to determine the fair value of stock-based compensation can vary significantly.

NOTE C — SHORT-TERM INVESTMENTS

     We invest excess cash in highly liquid instruments with maturities of less than twelve months as of the date of purchase. At March 31, 2005, our short-term investments totaling approximately $2,819,000 consisted of a UK Pound Sterling denominated certificate of deposit, which matures in May 2005. During the three months ended March 31, 2005, we recognized a net remeasurement loss of approximately $118,000 related to our short-term investments. For the nine months ended March 31, 2005, we recognized a net remeasurement gain of approximately $142,000 related to our short-term investments.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE D — INVENTORIES

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

     Inventories consisted of the following at March 31, 2005 and June 30, 2004:

	March 31,	June 30,
	2005	2004
Finished product	$893,063	$1,038,944
Work in process	1,900,457	2,176,116
Raw materials and supplies	310,181	262,154

Total inventories	$3,103,701	$3,477,214

     Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE E — GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The goodwill reported in our balance sheets as of March 31, 2005 and June 30, 2004 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $3,405,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2005:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	697,634

Balance as of March 31, 2005	$10,992,774

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. At March 31, 2005, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill related to the ViraNative acquisition may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Specific events or circumstances considered, which would indicate that the goodwill related to the ViraNative acquisition might be impaired included:

•	Revenues from the sale of Multiferon® have not seen a significant increase since the acquisition in September 2001.

•	Due to the lack of significant demand, inventory levels remain high and production has been minimal. As a result of our reduced production levels, we have excess capacity being expensed through operations.

•	Subsequent to the initial recording of goodwill, the gross carrying amount of our goodwill has increased by approximately $3.4 million as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

     As management believed indicators of impairment existed at March 31, 2005, we performed a preliminary impairment review of our goodwill prior to our scheduled annual review date of April 1, 2005. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis cannot be prepared prior to the filing of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

goodwill. We intend to complete the impairment review during our fiscal fourth quarter and the results will be disclosed in our annual report for the fiscal year ending June 30, 2005.

     The developed technology intangible asset reported in our balance sheets as of March 31, 2005 and June 30, 2004 arose from Viragen International’s acquisition of ViraNative. A detail of our developed technology intangible asset as of March 31, 2005 and June 30, 2004 is as follows:

	March 31,	June 30,
	2005	2004
Developed technology	$2,422,191	$2,268,472
Accumulated amortization	(598,424)	(440,350)

Developed technology, net	$1,823,767	$1,828,122

     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $772,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES

     Details of our convertible notes and debentures outstanding at March 31, 2005 and June 30, 2004 are as follows:

	March 31,	June 30,
	2005	2004
Outstanding principal	$20,000,000	$20,000,000
Less discounts	(4,944,614)	(7,509,081)

	$15,055,386	$12,490,919

     At March 31, 2005 and June 30, 2004, the convertible notes and debentures balance consists of the 7% convertible notes issued on June 18, 2004 in the aggregate principal amount of $20 million.

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
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

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

     The warrants issued in connection with the notes are exercisable during the three year period ending June 18, 2007 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes and is amortized to interest expense using the effective interest rate method over the life of the notes. For the three and nine months ended March 31, 2005, we recognized approximately $404,000 and $1,096,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

     As a result of the common stock purchase warrants issued in connection with the notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. For the three and nine months ended March 31, 2005, we recognized approximately $541,000 and $1,468,000, respectively, of non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.

     We incurred costs of approximately $1,161,000 in connection with the notes and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs will be amortized to interest expense over the life of the notes using the effective interest rate method. For the three and nine months ended March 31, 2005, we recognized approximately $144,000 and $390,000, respectively, of interest expense from the amortization of these debt issuance costs.

     As of March 31, 2005, the entire principal amount of these convertible notes of $20 million remained outstanding. The amount of interest paid on these notes for the three and nine months ended March 31, 2005 totaled $350,000 and $700,000, respectively. Interest due April 1, 2005 of $350,000 was settled through the issuance of approximately 519,000 shares of our common stock valued at $0.674 per share. All common stock purchase warrants issued in connection with this transaction remain unexercised as of March 31, 2005.

     Resale of the shares issuable upon conversion or payment of the notes and related interest and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

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

     The warrants issued in connection with these debentures are exercisable during the five year period ending June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was initially calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000. For the six months ended December 31, 2003, we recognized approximately $1,780,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. As of December 31, 2003, the entire discount resulting from the issuance of these warrants had been fully amortized to interest expense.

     As a result of the common stock purchase warrants issued in connection with these debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of the outstanding debentures was reduced from $3.17 to $2.24. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of a subsequent financing transaction entered into in December 2003, the conversion price of the outstanding debentures was further reduced from $2.24 to $2.00. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $96,000 was calculated and recorded as a discount on the principal amount of the outstanding debentures. As a result of the revaluation of the warrants issued in connection with these debentures (see Warrant Revaluation below), an additional beneficial conversion amount of approximately $405,000 was calculated and recorded as a discount on the principal amount of the debentures. These discounts were amortized to interest expense using the effective interest rate method over the life of the debentures. For the six months ended December 31, 2003, we recognized approximately $2,569,000 as non-cash interest expense from the amortization of the discount that arose from

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the beneficial conversion amount associated with these debentures. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature had been fully amortized to interest expense.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

     We incurred costs of approximately $369,000 in connection with the debentures issued in the June 27, 2003 agreement, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the six months ended December 31, 2003, we recognized approximately $367,000, respectively, as interest expense from the amortization of these debt issuance costs. As of December 31, 2003, these debt issuance costs had been fully amortized to interest expense.

     As of December 31, 2003, these convertible debentures had been satisfied and no further amounts were due as the purchasers had converted approximately $5.5 million of principal resulting in the issuance of approximately 2.34 million shares of our common stock and we repaid approximately $65,000 of principal in cash. Warrants to purchase 315,305 shares of our common stock issued in connection with this transaction remain unexercised as of March 31, 2005. As of April 1, 2005 the exercise price of these warrants was reduced to $0.67 per share as a result of the issuance of our common stock on April 1, 2005 in settlement of interest due on our June 2004 convertible notes.

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

     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $2.00 per share. In lieu of interest, the debentures provided for an original issue discount equal to $453,395, the equivalent of 10% interest over the two year life of the debentures. For the three months ended September 30, 2003, we recognized approximately $135,000 as interest expense from the amortization of the original issue discount. As of September 30, 2003, the entire original issue discount had been fully amortized to interest expense.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

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

     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was initially calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2003, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion. As of September 30, 2003, the entire initial discount resulting from the beneficial conversion feature had been fully amortized to interest expense. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded additional non-cash interest expense of approximately $108,000 during the three months ended December 31, 2003.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

Warrant Revaluation

     We issued common stock purchase warrants in connection with the sale of convertible debentures under our June and April 2003 securities purchase agreements. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered public accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1,423,000 would have been recorded on the convertible debentures issued under the June and April 2003 securities purchase agreements by using the contractual lives on the warrants.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE F — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

     In July 2003, we issued approximately 957,000 shares of our common stock upon conversion of the principal of the August 2002 Note and accrued interest totaling approximately $536,000. No further amounts are due on this Note. In addition, Isosceles converted all 118,462 warrants issued in connection with this Note resulting in net proceeds to us of approximately $66,300. Resale of the shares issued upon conversion of the Isosceles Note and exercise of warrants issued in connection with this Note, as amended, are registered under our Form S-3 registration statement (File No. 333-106536) filed with the Securities and Exchange Commission, which was declared effective on July 11, 2003.

NOTE G — DEBT

Line of Credit and Short Term Borrowings

     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $849,000 as of March 31, 2005 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at March 31, 2005 compared to 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of March 31, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

     During June 2004, we obtained short term financing of approximately $270,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bore interest at an effective rate of 5.19%. Principal and interest payments of approximately $31,000 were payable in nine equal monthly installments. This short term financing had been repaid in full as of March 31, 2005. The outstanding balance on this short term borrowing was approximately $270,000 as of June 30, 2004.

Long-Term Debt

     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $708,000 and $689,000 at March 31, 2005 and June 30, 2004, respectively. This loan carries a floating rate of interest, which was approximately 5.25% at March 31, 2005 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.6 million as of March 31, 2005.

     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal including accrued interest on this loan. No amounts are due on this loan as of March 31, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE H — CAPITAL STOCK

     On June 11, 2004, our stockholders approved an amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of our outstanding common stock and change the number of shares of common stock that Viragen is authorized to issue to 100 million. All share and per share information in these unaudited interim consolidated condensed financial statements has been restated to retroactively reflect this reverse stock split.

     As of April 1, 2005, there were 21,982,845 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible preferred stock, Series A	916
Officers, employees, and directors options (exercisable at an average price of $6.23 through March 2014)	397,467
Consultant warrants (exercisable at an average price of $24.06 through February 2009)	132,500
Debt and equity offering warrants (exercisable at an average price of $1.46 through June 2008)	8,256,012
Convertible notes (convertible at $1.516 through March 2006)	13,192,617

21,979,512

     On April 1, 2005, we issued an aggregate of approximately 519,000 shares of our common stock at $0.67 per share in settlement of $350,000 of interest due on our June 2004 convertible notes. This issuance triggered the reduction in the exercise price of approximately 364,000 and 2.5 million common stock purchase warrants with an exercise price of $1.00 and $1.52 per share, respectively, to $0.67 per share.

NOTE I — COMPREHENSIVE LOSS

     Comprehensive loss is comprised of our net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss	$(4,844,756)	$(3,047,550)	$(12,753,078)	$(14,288,599)
Other comprehensive (loss) income:
Currency translation adjustment	(1,101,859)	(503,894)	506,102	357,731

Comprehensive loss	$(5,946,615)	$(3,551,444)	$(12,246,976)	$(13,930,868)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE J — ROYALTY AGREEMENT

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

     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended March 31, 2005 and 2004, royalties due under the agreement totaled approximately $4,000 and $4,000, respectively. For the nine months ended March 31, 2005 and 2004, royalties due under the agreement totaled approximately $8,000 and $9,000, respectively.

NOTE K — TRANSACTIONS WITH RELATED PARTIES

     We provide certain administrative services including management and general corporate assistance to Viragen International, our majority owned subsidiary. We also incur certain costs attributable to Viragen International including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred on their behalf. For the three and nine months ended March 31, 2005, expenses allocated to Viragen International totaled approximately $353,000 and $1,038,000, respectively, compared to approximately $265,000 and $749,000 for the three and nine months ended March 31, 2004.

     Viragen (Scotland), a wholly owned subsidiary of Viragen International, conducts research and development and performs administrative functions on our behalf. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to us as incurred. For the three and nine months ended March 31, 2005, research and development costs allocated by Viragen (Scotland) totaled approximately $521,000 and $1,254,000, respectively, compared to approximately $308,000 and $846,000 for the three and nine months ended March 31, 2004, respectively. The amount of administrative expenses allocated by Viragen (Scotland) totaled approximately $25,000 and $96,000, for the three and nine months ended March 31, 2005, respectively, compared to approximately $60,000 and $147,000 for the three and nine months ended March 31, 2004, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE K — TRANSACTIONS WITH RELATED PARTIES — (Continued)

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

     In connection with the acquisition of ViraNative discussed in Note E, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and European Union regulatory authorities for the use, sale and marketing of Multiferon® in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the European Union for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the United States of America.

     If and as each of these milestones is met, additional shares of Viragen International will be issued.

NOTE L — CONTRIBUTION

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of FAS 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

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

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R. We are also evaluating technical implementation issues relating to the adoption of Statement No. 123R, including the selection and use of an appropriate valuation model.

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

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We are also developing innovative technologies aimed at improving the manufacturing processes used to manufacture certain medical therapies and we are developing novel therapeutics for the treatment of cancer. Specifically, we are primarily focused on three fields of research and development:

•	Human leukocyte derived interferon — natural alpha interferon derived from human white blood cells for the treatment of a wide range of viral and malignant diseases.

•	Avian transgenics technologies designed to produce protein-based drugs inside the egg whites of transgenic developed chickens.

•	Oncological therapies — therapeutic proteins and peptides for the treatment of targeted cancers.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-117338) filed July 28, 2004 with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com or the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of, this report.

     Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product;

•	whether our stock price will enable us to conduct future financings;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due;

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability;

•	whether the efficacy, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities;

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors;

•	whether we identify material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, which would result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm; and

•	whether we have sufficient time and resources to complete management’s assessment of our internal control over financial reporting and allow our independent registered public accounting firm to complete its procedures necessary for them to provide an opinion on management’s assessment of and the effectiveness of our internal control over financial reporting.

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

Recent Developments

     On May 9, 2005 we announced a license agreement with Cancer Research Technology Limited (U.K.) that provides us with worldwide exclusive rights to commercialize the anti-CD55 antibody. Recently, we reported that the anti-CD55 antibody was found to significantly enhance the activity of Rituxan® when both drugs were used together in a cell-based evaluation study. The anti-CD55 antibody is being developed for the treatment of a broad range of solid tumors. These preliminary results indicate its potential in improving the efficacy of leading cancer therapies.

     Previous laboratory studies confirmed that the anti-CD55 antibody binds to a specific target expressed on the surface of tumor cells and removes one of the tumor’s most important protective mechanisms, thereby making cancer cells vulnerable to attack by the immune system or other anti-cancer products. In this in vitro study, the antibody was combined with Rituxan® (Rituximab), a leading cancer medication with global sales of more than $1.5 billion in 2004 that is jointly marketed by Biogen Idec, Inc. and Genentech, Inc. The results showed that the combination of the anti-CD55 antibody and Rituxan® led to a significant increase in the destruction of cancer cells as compared to Rituxan® alone. The study was conducted by researchers at Viragen (Scotland) Ltd. to determine the potential effects of co-therapy with the anti-CD55 antibody. Viragen has no agreements with Biogen Idec, Inc. or Genentech, Inc., and did not collaborate with either company in connection with the study. The anti-CD55 antibody is not approved for sale in any market or territory, and human clinical trials will be required prior to seeking approval from any international regulatory agency.

     On April 25, 2005, we announced the approval of Multiferon® for sale in the Philippines. Multiferon® was approved in the Philippines for the second-line treatment of any and all diseases in which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. Negotiations with a local marketing partner are ongoing.

     On April 22, 2005, we entered into an agreement with Melvin Rothberg, pursuant to which the parties agreed to an early termination of the employment agreement dated July 1, 2004 between Viragen, Inc. and Mr. Rothberg. Upon execution of the agreement by the parties, Mr. Rothberg resigned as Executive Vice President — Operations of Viragen, Inc. and in all other capacities in which he served Viragen, Inc. and its subsidiaries and affiliates. Mr. Rothberg received the balance of his salary due to him over the remaining term of the employment agreement, which was due to expire on June 30, 2006, as well as certain employee benefits. Mr. Rothberg’s responsibilities have been assumed by Charles A. Rice.

     On February 17, 2005, we announced an advancement in our program to develop avian transgenic biomanufacturing for the purpose of using chickens as bioreactors for the efficient and economical production of human pharmaceutical protein- based drugs in their eggs. In collaboration with the Roslin Institute and Oxford Biomedica PLC, we reported that an antibody designed to treat malignant melanoma (anti-GD3 antibody) has been successfully detected in the blood of a founder transgenic rooster after the antibody was introduced using a proprietary gene delivery system. This achievement is the first in a series of steps designed to confirm that a humanized antibody can be produced in the eggs of subsequent generations of chickens and demonstrate a fully intact structure capable of its intended therapeutic function.

     On February 4, 2005, we announced that an application had been filed with the Swedish regulatory authorities seeking to expand the approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma, following dacarbazine (DTIC) after surgical removal of tumors. This submission represents the initial step of the Company’s plans to seek broader European approvals for Multiferon®.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. At March 31, 2005, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As management believed indicators of impairment existed at March 31, 2005, we performed a preliminary impairment review of our goodwill prior to our scheduled annual review date of April 1, 2005. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the filing of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the goodwill. We intend to complete the impairment review during our fiscal fourth quarter and the results will be disclosed in our annual report for the fiscal year ending June 30, 2005.

•	Stock-based compensation. Our employee stock option plans are currently accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible debt issued with stock purchase warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debentures and related interest expense.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimable, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     As of March 31, 2005, we had approximately $11.6 million in cash and short-term investments down from approximately $22.8 million as of June 30, 2004. As of March 31, 2005, we had a working capital deficit of approximately $0.6 million, compared to working capital of approximately $25.2 million as of June 30, 2004. The change in working capital is primarily attributed to the reclassification of our convertible notes due March 31, 2006 totaling approximately $15.1 million from long-term to short-term as of March 31, 2005. Cash used to fund operations during the nine months ended March 31, 2005 totaled approximately $9.9 million, while financing expenditures, including the repayment of our line of credit and short-term borrowings and long-term debt, totaled approximately $1.6 million.

     We have experienced losses and a negative cash flow from operations since inception. During the three and nine months ended March 31, 2005 we incurred losses of approximately $4.8 million and $12.8 million, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $18.2 million, $17.3 million, and $11.1 million, respectively, and had an accumulated deficit of approximately $133.2 million as of March 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from operations, our plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

     Manufacturing of Multiferon® at our leased facility in Umeå, Sweden, was suspended in March 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umeå, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. Production of Multiferon® will resume during the fourth quarter of fiscal 2005 and at levels dictated by demand. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

     During the quarter ended December 31, 2004, we received a contribution in the amount of $0.28 million from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

     Our future cash requirements are dependent upon many factors, including:

•	revenue generated from the sale of our natural human alpha interferon product;

•	market conditions and our ability to service our convertible debt;

•	progress with future clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

     For the remainder of fiscal 2005, we anticipate the need of approximately $3.5 million for operating activities, $0.1 million for investing activities and $0.1 million to service our financing obligations.

Line of Credit

     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $0.8 million as of March 31, 2005 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at March 31, 2005 compared to 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of March 31, 2005. Outstanding borrowings under this overdraft facility totaled approximately $0.8 million as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

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

     As of March 31, 2005, the entire principal amount of these convertible notes of $20 million remained outstanding. The amount of interest paid on these notes for the nine months ended March 31, 2005 totaled $0.70 million. Interest due April 1, 2005 of $0.35 million was settled through the issuance of approximately 519,000 shares of our common stock valued at $0.674 per share.

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

Results of Operations

Product sales

     For the three months ended March 31, 2005, product sales totaled approximately $0.08 million compared to approximately $0.08 million for the three months ended March 31, 2004. During the three months ended March 31, 2005 we experienced an increase in sales in Mexico offset by the absence of sales in Indonesia and a decrease in sales in Sweden. For the nine months ended March 31, 2005, product sales totaled approximately $0.16 million compared to approximately $0.19 million for the nine months ended March 31, 2004. The decrease in product sales for the nine months ended March 31, 2005 is attributed to a decrease in sales in Sweden, Germany and Indonesia, which was partially offset by an increase in sales in Mexico and Panama.

     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In addition, Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

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

Cost of Sales and Inventory Write-down

     Cost of sales, which includes excess/idle production costs, totaled approximately $0.6 million for the three months ended March 31, 2005 compared to approximately $0.6 million for the same period in the prior year. Cost of sales totaled approximately $1.8 million for the nine months ended March 31, 2005 compared to approximately $1.5 million for the same period in the prior year. The increases in cost of sales for the nine months ended March 31, 2005 is primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and nine months ended March 31, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the three and nine months ended March 31, 2004, the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

     During the quarter ended December 31, 2004, we recorded a write-down of approximately $0.5 million of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

Research and Development Costs

     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended March 31, 2005, research and development costs totaled approximately $1.3 million compared to approximately $0.95 million for the three months ended March 31, 2004. This increase of approximately $0.35 million was attributed to increases in costs incurred related to our avian transgenics and oncology projects totaling approximately $0.12 million and $0.08 million, respectively. The remainder of the increase in research and development was due to an increase in consulting fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $0.18 million during the quarter ended December 31, 2004.

     For the nine months ended March 31, 2005, research and development costs totaled approximately $3.3 million compared to approximately $2.6 million for the nine months ended March 31, 2004. This increase of approximately $0.7 million was attributed to increases in costs incurred related to our avian transgenics and oncology projects totaling approximately $0.36 million and $0.22 million, respectively. The remainder of the increase in research and development was due to an increase in consulting fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $0.18 million during the quarter ended December 31, 2004.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $2.0 million for the three months ended March 31, 2005 compared to approximately $1.9 million for the three months ended March 31, 2004. The increase over prior year is primarily attributed to an increase in depreciation on capital improvements.

     For the nine months ended March 31, 2005, selling, general and administrative expenses totaled approximately $5.7 million compared to approximately $5.1 million for the nine months ended March 31, 2004. This increase of approximately $0.6 million is primarily attributed to increases in personnel-related costs, depreciation on capital improvements, consulting fees, and accounting fees at our Florida headquarters of approximately $0.32 million, $0.10 million, $0.07 million and $0.07 million, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in personnel-related costs and consulting fees at our Swedish subsidiary of approximately $0.06 million and $0.05 million, respectively.

     We anticipate that selling related expenses will increase significantly in fiscal 2005 compared to fiscal 2004. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs. We also expect to incur significant costs associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets

     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2005, amortization of intangible assets totaled approximately $0.04 million and $0.13 million, respectively, compared to approximately $0.04 million and $0.12 million during the three and nine months ended March 31, 2004. Period over period differences are due to foreign exchange fluctuations.

Interest Expense

     Interest expense for the three months ended March 31, 2005 totaling approximately $1.45 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest totaling $0.35 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $1.09 million. Interest expense for the nine months ended March 31, 2005 totaling approximately $4.08 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest totaling $1.04 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $2.95 million.

     Interest expense for the three months ended March 31, 2004 totaling approximately $0.04 million primarily consisted of interest expense on our debt facilities in the U.S and Sweden. Interest expense for the nine months ended March 31, 2004 totaling approximately $6.73 million primarily represents interest expense on our April and June 2003 convertible debentures of approximately $6.60 million. Approximately $6.28 million of this amount represent non-cash interest expense, which is comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the three and nine months ended March 31, 2004, was an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of the warrants issued in connection with the April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered public accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1.42 million would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $0.44 million in the quarter ended June 30, 2003 and $0.48 million in the quarter ended September 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Also, we recorded additional non-cash interest expense of approximately $0.51 million in the quarter ended December 31, 2003 relating to this matter.

     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense on these debt facilities for the three and nine months ended March 31, 2005 totaled approximately $0.01 million and $0.07 million, respectively, compared to approximately $0.04 million and $0.13 million for the three and nine months ended March 31, 2004. We expect interest expense to decrease at our Swedish subsidiary in fiscal 2005 compared to fiscal 2004 due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit.

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

     Other income, net for the three months ended March 31, 2005, totaled approximately $0.08 million compared to approximately $2,000 for the three months ended March 31, 2004. This increase of approximately $0.08 million is primarily attributed to an increase in interest earned on cash and cash equivalents and short-term investments totaling approximately $0.08 million, an increase in grant income of approximately $0.09 million and the absence of a loss on the disposal of fixed assets in the third quarter of fiscal 2004 of approximately $0.11 million. These increases were partially offset by remeasurement losses on foreign exchange totaling approximately $0.19 million.

     Other income, net for the nine months ended March 31, 2005, totaled approximately $1.53 million compared to approximately $0.48 million for the nine months ended March 31, 2004. This increase of approximately $1.05 million is primarily attributed to an increase in interest earned on cash and cash equivalents and short-term investments totaling approximately $0.30 million and remeasurement gains on foreign exchange totaling approximately $0.79 million. These foreign exchange gains arose from the remeasurement of British Pound denominated bank accounts and short-term investments to U.S. dollars as well as the remeasurement of a U.S dollar denominated intercompany liability. During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen Scotland, which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen Scotland did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen Scotland has been gradually settling the liability by charging Viragen, Inc. for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2005 and 2004, income tax benefit totaled approximately $0.01 million and $0.03 million, respectively. Income tax benefits for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $0.47 million as of March 31, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2004, we had net operating loss carry-forwards of approximately $61 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2005 through 2024. At June 30, 2004, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $24.8 million and $8.2 million, respectively.

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

     Avian transgenics offers a potential solution to the projected production bottleneck, which could limit the growth and contribute to the high cost of protein drugs. Existing protein production technologies are often inefficient and costly. In addition, the anticipated large increase in protein drug approvals together with protein-based drugs in pre-clinical and Phase I or Phase II clinical trials is forecast to create a worldwide shortage of production capacity for these protein-based products.

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

     For the three and nine months ended March 31, 2005, costs incurred in the field of avian transgenics totaled approximately $0.46 million and $1.25 million, respectively. For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the avian transgenics project totaling approximately $1.87 million, $0.95 million and $0.78 million, respectively. Since the date of inception of this project, we have incurred approximately $5.32 million in research and development costs.

Oncological Therapies

     Our research and development projects in the field of oncology are focused on the development of therapeutic proteins and peptides for the treatment of targeted cancers. Our oncological projects are defined as follows:

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

     For the three and nine months ended March 31, 2005, costs incurred related to the CD55 project totaled approximately $0.10 million and $0.26 million, respectively. For the fiscal years ended 2004, 2003, and 2002, we incurred costs related to the CD55 project totaling approximately $0.21 million, $0.14 million and $0.30 million, respectively. Since the date of inception of this project, we have incurred approximately $1.16 milion in research and development costs.

     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $0.83 million for the purpose of supporting the CD55 project, to be funded over a three-year period.

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

     For the three and nine months ended March 31, 2005, costs incurred related to the IEP11 project totaled approximately $2,000 and $0.07 million, respectively. For the fiscal years ended 2004 and 2003 we incurred costs related to the IEP 11 project totaling approximately $0.10 million and $0.09 million, respectively. Since the date of inception of this project, we have incurred approximately $0.25 million in research and development costs.

     As of March 31, 2005, we are in the process of developing protocols for confirmation studies in animal models at a recognized, independent animal research facility. It is expected that we will have the results needed to determine the peptide’s next stage of development in the second half of calendar-year 2005. If studies confirm the merits of this technology, we expect to begin an intensive development program to take this drug through human clinical development in the U.S. It is too early too determine if and when this project will be considered for clinical trials.

R24 Monoclonal Antibody

     In collaboration with Memorial Sloan-Kettering Cancer Center (MSKCC), we have initiated research on monoclonal antibodies targeting ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins designed to locate and bind to targeted cancer cells.

     During the fiscal years 2005 and 2004, we have incurred minimal costs associated with our R24 project. For the fiscal years 2003 and 2002, we incurred costs in connection with this project totaling approximately $598,000 and $629,000, respectively. Since the date of inception of this project, we have incurred approximately $1.55 million in research and development costs.

     We are evaluating alternative approaches toward development of this antibody, including the use of traditional manufacturing of the antibody through a third-party experienced in such processes . The antibody is currently being humanized at our Scotland laboratories for further preclinical testing.

     Estimated completion dates, completion costs, and future material net cash inflows, if any, for the above oncological projects are not reasonably certain and are not determinable at this time. The timelines and associated costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond Viragen’s control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of contract cell banking and manufacturing slots for the preparation of current Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of FAS 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

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

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R. We are also evaluating technical implementation issues relating to the adoption of Statement No. 123R, including the selection and use of an appropriate valuation model.

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

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2005, the U.S. dollar experienced a decline against the British Pound and Swedish Krona. Based on foreign currency exchange rates as of March 31, 2005, the U.S. dollar has lost approximately 4.0% of its value against the British Pound and 6.8% of its value against the Swedish Krona since June 30, 2004.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2005.

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

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen, Inc.
Date: May 9, 2005	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: May 9, 2005	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002