Form 10-K
period 2005-06-30
VIRAGEN INC
filed 2005-09-13
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15823
________________________
VIRAGEN, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	59-2101668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices)
(954) 233-8746
(Registrant’s telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________
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
            Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
            Yes ☐ No ☑
     The aggregate market value, as of September 6, 2005, of the registrant’s common stock held by non-affiliates based on the closing price on the American Stock Exchange was approximately $26.1 million.
     As of September 6, 2005, there were 37,087,677 shares of the issuer’s common stock outstanding, par value $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
Risk Factors included in our Prospectus, File No. 333-117338, filed on July 28, 2004, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN, INC. AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
     Viragen, Inc. (which may be referred to as we, us or our) is a Delaware corporation organized in 1980. We are a biopharmaceutical company focused on the research, development, manufacture and commercialization of innovative technologies and products used to treat infectious diseases and cancers in humans. We are pioneering the science of avian transgenics whereby we intend to produce high quality proteins and antibodies in the egg whites of transgenic chickens. Through collaborations with recognized experts, companies and institutions worldwide we are developing leading-edge science to combat hepatitis, melanoma, ovarian cancer, breast cancer and other cancers.
     We are an international company, with our development and manufacturing operations in Umeå, Sweden, our research and development activities in Edinburgh, Scotland, and our headquarters in Plantation, Florida.
     Our product and technology portfolio includes,
•	Multiferon®, natural leukocyte-derived multi-subtype interferon alpha, used in the treatment of a number of viral diseases and cancer indications.

•	Avian Transgenics, whereby we intend to develop and use transgenic chickens to produce therapeutic proteins and antibodies for human use in the whites of eggs.

•	VG101, an antibody to the GD3 antigen, which is over-expressed on malignant melanoma tumors, thereby preventing the body’s natural immune system from stopping cancer cell growth and proliferation.

•	VG102, an antibody to the CD55 antigen, which is over-expressed on nearly all solid cancerous tumors and which prevents the body’s natural immune system from killing cancer cells.
     We operate through:
•	Viragen, Inc. — parent company;

•	ViraGenics, Inc. — 100% owned by Viragen, Inc.;

•	Viragen International, Inc. — 81.2% majority owned by Viragen, Inc.;

•	Viragen (Scotland) Ltd. — 100% owned by Viragen International, Inc.; and

•	ViraNative AB — 100% owned by Viragen International, Inc.
     You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, statements of beneficial ownership on Forms 3, 4 and 5, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. Our website also includes copies of our press releases. All of these filings and press releases are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC. The address of that site is www.sec.gov. Our stock trades on the American Stock Exchange under the symbol “VRA”.

Recent Developments
Multiferon®
     In February 2005, we filed a registration with the Swedish Medical Products Agency for Multiferon® for first line adjuvant therapy, following resection and short term treatment with dacarbazine, in patients with high risk malignant melanoma. We expect a decision on this submission by the end of calendar 2005. If approved by the Swedish authorities, we intend to file for decentralized European Union approval through the Mutual Recognition Procedure to secure approval in key European countries.
     In June 2005, Pentafarma S.A. (Pentafarma) received notification of registration approval for Multiferon® from the Chilean authorities. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. An initial stocking order has been placed and Pentafarma is planning a market launch in the fourth quarter of calendar 2005. In November 2003, we entered into an agreement with Pentafarma to distribute our natural human alpha interferon, Multiferon®,exclusively in Chile.
Avian Transgenics
     In September 2005, we plan to execute an extension to the Roslin/Viragen/ViraGenics Research Agreement due to expire on December 1, 2005. This extension will continue for a term of twelve months, and will expire on December 1, 2006. Throughout this extended term, the parties will continue to cooperate to aim to successfully achieve established objectives on four specific product candidates, while continuing to develop scientific milestones in support of the technology. We expect to report progress and milestone achievements on all candidate products during calendar 2006.
     In June 2005, ViraGenics and the Roslin Institute reported detection and recovery of an active, humanized antibody from the egg white of transgenic chickens. The anti-GD3 antibody expression was detected at far higher levels than ever reported before and has demonstrated stability in that it is expressed intact in a succession of eggs. At the current time, additional eggs are being collected and antibody recovery and purification processes are being perfected to result in pure antibody for further pre-clinical testing by ViraGenics and by Sloan-Kettering Institute. Antibody recovery and purification methods are being developed by our scientific staff at Viragen (Scotland), in Edinburgh.
Antibodies
     In June 2005, we reported recovery of a version of the anti-GD3 antibody from transgenic eggs, the antibody being the subject of a collaborative research agreement between Viragen and Sloan-Kettering Institute. Concurrently, we are developing a manufacturing process for a cell culture-produced, humanized form of this antibody in addition to completing the avian process. We intend to submit both forms of the antibody for further preclinical testing and then select the best candidate to move forward to an Investigational New Drug Application.
     In April 2005, we entered into an exclusive global license with Cancer Research Technology UK in the United Kingdom for the development and commercialization of an anti-CD55 antibody. We are currently developing a manufacturing process for a humanized form of this antibody in preparation for final pre-clinical testing.

Operations
Multiferon®
     We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Multiferon® is currently approved for the treatment of a broad range of infectious diseases and cancers in ten countries. The product is approved for sale in Bulgaria, Chile, Mexico, Philippines and Sweden as a second-line therapy for the treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure. It is also approved for sale in Egypt, Hong Kong, Indonesia, Myanmar, and South Africa as a second-line therapy for the treatment of Hairy Cell Leukemia and Chronic Myelogenous Leukemia, and work is ongoing to expand the approved indications in these countries. Regulatory approval activities are also underway in a number of other European, South American, Middle East and Far East territories. Our natural human alpha interferon is not approved for sale in the United States or other European Union countries. We have not yet sought the approval of Multiferon® from the United States Food and Drug Administration or its European Union counterparts, except Sweden.
     We have completed collection of data from a clinical trial in malignant melanoma conducted in Germany, including a long-term follow-up of those patients, and we have filed for registration of this indication in Sweden. In the coming months, and provided we receive approval from Swedish authorities, we plan to seek approval of Multiferon® for the treatment of malignant melanoma in parts of the European Union through the Mutual Recognition Procedure. The Mutual Recognition Procedure (MRP) permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of EU countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, Sweden would agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.
     During fiscal 2005, we initiated, through our international partners, two clinical trials with Multiferon®. Arriani Pharmaceuticals, in Greece, has initiated a trial using Multiferon® for the rescue of patients with Hepatitis C who have failed to respond to treatment with recombinant interferon alpha. Laboratorios Pisa, in Mexico, has initiated a trial using Multiferon® for the rescue of patients with Hepatitis C who have failed to respond or who have relapsed from treatment with recombinant interferon alpha. Both trials are expected to complete dosing of patients during calendar 2006.
     In June 2005, we filed a request with the Swedish Medical Products Agency for the approval of a new ampoule filler for Multiferon®. The new filler, located in Germany, is expected to be approved early in the new fiscal year. In June 2005, we completed the production of validation batches of Multiferon® in a new pre-filled syringe dosage form. This new filling and packaging operation, also located in Germany, is pending completion of stability studies and is expected to be filed with the Swedish Medical Products Agency during calendar 2005 and approved in calendar 2006.
     We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have not recognized significant revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time and, in some of these territories, hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries.
     There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

     We will require significant additional financing to complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. We have initiated a number of clinical trials that are not yet completed and must be completed in order to provide current evidence in various territories of the utility of our product. Even if we are able to secure necessary funding, any additional clinical testing that may be required by authorities for European Union approval will be an expensive and complex process that could take a number of years to complete, with no assurance that regulatory approvals will eventually be obtained.
Avian Transgenics
     We have an ongoing avian transgenic research and development project in collaboration with the Roslin Institute of Scotland. We believe that once fully developed, this technology will be used to create chickens which produce eggs containing therapeutic proteins in the egg white to treat many serious diseases, including cancer. We believe this technology promises a faster and more cost effective method of production for many promising biopharmaceutical products. Avian transgenic production, based upon transgenic chickens, is expected to offer significant economic and technological advantages over traditional methods of protein production including: ease of scale-up; low capital risk; deferred capital investment; fast drug evaluation and development; and competitive costs.
     The potential for reduced capital outlay and cost effectiveness of protein production is the greatest incentive for the use of transgenic hens. Chickens have one of the lowest founder animal development costs of any transgenic system. The founder hen is bred or cloned to produce a transgenic flock. We believe that eventually a large number of birds can be produced very quickly and cheaply compared to other methods. Chickens can lay 250 eggs per year with each egg conservatively projected to be capable of containing significant quantities of the target drug per egg. This speed and productivity, on a per egg basis, means that a relatively large amount of protein could be generated quickly.
     Other key advantages include the relative ease of scale-up, time to production and normal protein modifications such as glycosylation (the sugar structure of a protein which is critical to its function). It is believed that chickens yield a glycosylation pattern more similar to that found in humans than other transgenic systems such as with mammals or plants. This is believed to offer distinct clinical advantages for patients who develop neutralizing and binding antibodies to foreign sugar antigens on transgenic proteins which, in turn, may negate some or all of the beneficial effect of the protein drug in the patient.
     In June 2005, ViraGenics and the Roslin Institute reported detection and recovery of an active, humanized antibody from the egg whites of transgenic chickens. The anti-GD3 antibody expression was detected at far higher levels than ever reported before and was determined to be expressed active and intact in a succession of eggs. At the present time, additional eggs are being collected and antibody recovery and purification processes are being perfected to result in pure antibody for further pre-clinical testing by ViraGenics and by Sloan-Kettering Institute. Antibody recovery and purification methods have been and are being developed by our scientific staff at Viragen (Scotland), in Edinburgh.
     We have three other protein product candidates in development using the avian transgenics system that are in progress. We hope to report achievement of key milestones with all of these candidates during calendar 2006.

Antibodies
     In collaboration with the Sloan-Kettering Institute, we have initiated research on monoclonal antibodies targeting the ganglioside GD3 for the treatment of melanoma and possibly certain other cancers. Monoclonal antibodies are laboratory-produced, highly specialized therapeutic proteins that can locate and bind to cancer cells wherever they are in the body. Many monoclonal antibodies are used in cancer detection or therapy. While the particular antibody that we are working on in cooperation with the Sloan-Kettering Institute has been known for a number of years, it requires optimization to allow it to be used as an efficient therapeutic. The antibody has been humanized and further work is ongoing to develop an optimized form for human therapeutic use. While working with traditional monoclonal antibody manufacturing methods, we are also engaged in working with our avian transgenics team on this important protein. We expect to have produced sufficient quantities of humanized antibody by the end of calendar 2005. This antibody material will be tested via confirmatory in-vitro methods by Viragen and Sloan-Kettering Institute in order to determine appropriate binding properties in comparison to the former murine (mouse) form. This confirmatory testing is expected to be completed early in calendar 2006 and if successful, will permit selection of the most appropriate form of the antibody for toxicological analyses, preceding meetings with the Food and Drug Administration.
     In collaboration with the Cancer Research Technology UK and the University of Nottingham, we are developing monoclonal antibodies to block the protective effect of the protein CD55 on the surface of tumor cells. The protein CD55 is one of a number of proteins which protect normal healthy cells from being destroyed by the complement system in the body. However, cancer cells can also express this control protein at levels up to 100 fold greater than normal, in order to camouflage themselves from the immune system. We are developing an antibody to remove this protection from tumor cells for the treatment of colorectal, breast, ovarian and certain bone cancers. With this protective effect removed, the body’s natural immune system, the antibody itself, or other anti-cancer compounds, can then act against the tumor. We expect this product candidate to be potentially useful in stand-alone applications as well as in combination with other bio and or chemo-therapeutic agents in a variety of cancers. We are currently engaged in the development of production processes for this antibody in various applicable forms in order to conduct further in-vitro and possibly some preliminary in-vivo testing (animals). This is expected to be completed in calendar 2006. Following review of these data, we expect to select one or more forms of the antibody to proceed to toxicological analysis in calendar 2006. These data are required prior to initiating meetings with the UK Health authorities to gain consensus for a development plan, including clinical trials.
     In May 2005, a research and collaboration agreement with the University of Miami and UM/Sylvester Comprehensive Cancer Center to develop a therapeutic agent based on a compound developed by University scientists was allowed to expire. As a result, we have stopped all work and all expense on this project, formerly known as IEP-11, and we have returned all documentation and rights to this compound to the University.
     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the research and development of our anti-CD55 antibody. This grant is being funded over a three year period, with final funding to occur in calendar 2007.

Distribution Agreements and Strategic Alliances
Multiferon®
     In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of our natural human alpha interferon, Multiferon®, exclusively in Chile. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. In June 2005, we reported that Pentafarma received notification of registration approval for Multiferon® from the Chilean authorities. An initial stocking order has been placed and Pentafarma is planning a market launch in the fourth quarter of calendar 2005.
     In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon® in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon® in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union (EU), as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. Arriani has received notification of registration approval in Bulgaria, and reimbursement authorization is pending for that country. A clinical trial with Multiferon® has been initiated in 2005 in rescue treatment of Hepatitis C. This trial is expected to be completed in calendar 2006.
     In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. In April 2004, we terminated this distribution agreement due to lack of performance. We are currently in the process of identifying potential partners to license, market, sell and distribute Multiferon® in Hong Kong.
     In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of other viral and malignant diseases.
     In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon® in Mexico. In February 2004, Multiferon® was approved in Mexico to target the treatment of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. The product was launched in Mexico in September 2004 for the treatment of hepatitis B and C. A clinical trial has been initiated in the rescue of patients with hepatitis C as a Phase IV trial. This trial is expected to be completed during calendar 2006.
     In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon® in that country. Due to the lack of activity, in accordance with the agreement, we have notified Harvester of our intention to terminate the agreement. We will attempt to identify a new potential partner in Taiwan.

     In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon® in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentation in support of the registration approval process have been provided to Drogsan and we have received questions from the authorities requesting additional information. This information is being provided to Drogsan in an attempt to secure the registration. There can be no assurance that approval will be granted or that sales will result from this arrangement.
     In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for a number of middle-eastern countries. In 2003, this agreement was modified to limit the exclusive territories to Pakistan. The agreement provides for the purchase and distribution of Multiferon® upon receipt of regulatory approval. AGC has notified us that regulatory approval was received in late 2004 and that reimbursement was authorized in 2005. We have not received any orders from AGC and it is not possible to determine if AGC will comply with its obligation under the agreement. In June 2005, under the provisions of this agreement, Viragen notified a representative of AGC of its obligation to place orders following product approval in the region. The notification also provided that absent receipt of an order, within the terms of the agreement, the agreement would be terminated.
     We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon® in other territories around the world.
Avian Transgenics
     On November 15, 2000, we entered into a development, license and collaboration agreement with the Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in chickens. The technology will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising biopharmaceutical products. In March 2004, we extended our agreement with the Roslin Institute to develop avian transgenic technology. The agreement continues to provide us with the worldwide exclusive rights to continue development and commercialize Roslin’s proprietary avian transgenic biomanufacturing technology. In September 2005, we intend to execute a one-year extension to this agreement with Roslin to successfully complete the research and development process and to develop new science for the future of the technology.
     In March 2003, we entered into an agreement with Oxford BioMedica plc to obtain rights to a technology for use in our collaboration with Roslin Institute to develop avian transgenic technology as a novel platform for the efficient, cost-effective manufacturing of protein drugs. The agreement provided Viragen with an option to acquire an exclusive worldwide license for proprietary gene transfer vectors, biotechnology tools designed to transfer genes into cells at high efficiency. In June 2004, we exercised the option, entering into a license agreement for Oxford BioMedica’s Lentivector gene delivery technology, which provided us with worldwide exclusive rights to use this technology in the creation of transgenic avians for biopharmaceutical production. Initial studies evaluating a novel use for these vectors, which transfer genes for therapeutic proteins into developing chicken embryos, have yielded successful and consistent results. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. This work is currently underway at the Roslin Institute and our own research and development facility in Scotland.
     In March 2004, we entered into an agreement with RMR Technologies and the University of South Florida to obtain rights to a gene delivery technology to be evaluated in connection with our collaboration with Roslin Institute. This agreement was terminated in May 2005.

Antibodies
     In July 2000, Viragen entered into a research agreement with Cancer Research Technology UK in the United Kingdom and the University of Nottingham to evaluate therapeutics based on the CD55 antigen, which we believe may have potential in the treatment of several indications including breast, ovarian and colorectal cancers. This project is based on the development of monoclonal antibodies designed to block the protective effect of the protein CD55 on the surface of tumor cells. The initial development work was carried out in collaboration with the Cancer Research Technology UK Department of Clinical Oncology at the University of Nottingham in England.
     In April 2005 we executed an exclusive global license with Cancer Research Technology UK for an anti-CD55 antibody to be developed for the treatment of human disease. Rights include the use of the antibody as a therapeutic and a diagnostic agent in cancers. We have created a humanized form of this antibody and are currently developing optimized manufacturing processes in preparation for final pre-clinical testing.
     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with the Sloan-Kettering Institute in New York City. The agreement is for the development of a human monoclonal antibody targeting the ganglioside GD3, which may be used alone or in combination with our Multiferon® product as well as other products, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers. In February 2002, the agreement was extended through February 2007. While working with traditional monoclonal antibody manufacturing methods, we are also engaged in working with our avian transgenics team on producing this important antibody.
     In May 2005, we entered into discussions and negotiations with the Sloan-Kettering Institute to license on an exclusive basis the anti-GD3 antibody. It is not known if or when a license agreement will be executed. We are currently continuing the collaborative research agreement and we have created a humanized form of this antibody and are developing cell culture based manufacturing methods as well as production in our avian transgenics system.
The Interferon Industry
     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies, including Viragen, Inc., were working to solve the problem of the high cost related to the commercial-scale production of natural interferon. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferons using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.
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

     The current worldwide market for interferon alpha, which is dominated by the recombinant interferons, is estimated to be in excess of $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus providing a more convenient mode of administration. Pegylation is a process which helps prevent the interferon from being broken down by the immune system. As a result, the interferon persists longer in the body.
Our Natural Interferon Product
     We derive our natural human alpha interferon from human white blood cells also known as leukocytes. Natural interferon is the body’s first natural defense response to foreign substances such as viruses, interfering with the viral growth and replication processes. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity. Our proprietary interferon product, Multiferon®, is comprised of multiple subtype alpha interferons and is unique to any other interferon alpha product in the world.
     There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated and highly pure product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.
     The interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon, as well as the marketing expertise of those companies that offer recombinant products. We believe that the production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency, reductions in production costs and product improvement hoped for.
     We believe that there may be certain advantages to the natural interferon products, especially in terms of tolerability and efficacy. Clinical studies and anecdotal evidence indicate that there may be therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies could reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure in some patients. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon and also those attributed to the newer pegylated formulations. In addition, some patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

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

• Hoffmann-La Roche’s PEGASYS® used in combination with COPEGUS®, Roche’s ribavirin

• Schering-Plough’s Intron A® and Peg-Intron ® used in conjunction with Rebetol®

• Intermune’s Infergen®.
     Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience in Sweden, our natural interferon product has also proven effective in the treatment of hepatitis C in a second-line setting. However, prior to approval by the U.S. Food and Drug Administration, extensive additional clinical trials costing many millions of dollars will be required. These studies could take several years to complete.
     It is not likely that we will be able to initiate clinical trials in hepatitis C in the United States or the EU without the financial assistance of a third party. Excluding the ongoing studies mentioned in Greece, Mexico and tentatively in Sweden, and all in rescue or second-line therapy, we have no current plans to conduct any additional studies in Hepatitis in any country.
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
     We conducted a Phase II/III clinical trial in Germany with our natural interferon product for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 252 patients with malignant melanoma in 20 centers, who were randomized to receive either our natural interferon product after dacarbazine or no adjuvant therapy.
     The preliminary results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases long term overall survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least comparable to that obtained with a high-dose recombinant interferon regimen, but over a much shorter, and thus less expensive, treatment period.
     The final data collected from our melanoma study has been submitted to the registration authorities in Sweden for approval. We expect a decision from the authorities by the end of calendar 2005. If approved, our plan, with the “sponsorship” of the Swedish authorities, is to seek European approval with a filing through the Mutual Recognition Procedure. In addition, we are now contemplating a new malignant melanoma study in a number of European countries to further assess the utility of Multiferon® in treating this aggressive disease.

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
     Multiferon® is approved in a number of countries for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in this indication in any country.
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
     Multiferon® is approved in a number of countries for the treatment of patients with hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in these indications in any country.
Research and Development
     Our research and development projects include the avian transgenics platform, two humanized antibodies and ongoing studies in support of Multiferon® and next-generation interferon alpha products.
Avian Transgenics
     Our avian transgenic manufacturing program is designed to enable us to produce protein-based drugs, including monoclonal antibodies, in the whites of eggs laid by transgenic chickens. Our goal is to develop a technology which will enable us to offer a viable and cost-effective alternative for the large-scale production requirements of the biopharmaceutical industry and also for our own therapeutic protein products. Existing protein production technologies are often inefficient and costly. We believe that this technology will allow us to offer the biopharmaceutical industry an efficient method of production of their protein-based products. It is envisaged that this technology will have a higher capacity, lower manufacturing costs and may be able to offer improvements to the products themselves.
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
     At the current time, we are developing four product candidates using the avian transgenic technology. The first, a humanized version of the anti-GD3 antibody that is the subject of a collaborative research agreement between Viragen and Sloan-Kettering Institute, has already realized key milestones, including our June 2005 announcement of detection and recovery of the intact and bioactive antibody, from the white of transgenic hen eggs. Of the remaining three product candidates in development, two are currently approved commercial products. We have not yet announced the identity of these three product candidates, but expect with continuing successes, to do so in the coming months. We expect to report successes in developing this technology and possibly initiating production of some or all of our product candidates in the 2006 calendar year.
Antibodies
     There have been a great number of developments in the treatment of cancer in humans over the years. Monoclonal antibodies have been shown to be able to offer significant advantages over other therapies, yet even with this success, current products still fall far short of the ideal with respect to both efficacy and to a lesser extent, safety. Trends in treatment options are tending to favor multiple agents and therapies in combination or sequential administration as well as targeted therapeutics. Still, there remains much room for improvement.
     We have selected two monoclonal antibodies for our research and development projects based largely upon 1) novelty, 2) prior pre-clinical information, and 3) prior testing in humans. Both of our current antibody projects are unique in these respects and both offer the potential to be developed into a platform based technology.
     VG102
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. This specific antibody was developed through the research of Professor Lindy Durrant of the University of Nottingham, UK. The CD55 antigen is significantly over-expressed on nearly all solid tumors in humans. Early studies at Nottingham demonstrated that the antibody was able to bind only to tumor antigen and furthermore, it was shown to bind in a highly novel manner, different from all anti-CD55 antibodies known in the scientific literature. This novelty underpins the intellectual property surrounding VG102, in addition to other intellectual property we have created through our development activities. The CD55 antigen has been shown to block the body’s natural immune system from attacking and killing cancer cells. Theoretically, if an antibody can be developed that binds selectively to tumor CD55 antigen, this protective mechanism will be removed and the natural immune system, or concomitantly or sequentially administered anti-tumor agents, would then be able to destroy cancer cells.
     Importantly, Professor Durrant has produced the mouse form of this antibody and has administered it successfully to humans in a scintigraphy procedure (imaging). These studies demonstrated the specificity of binding only to tumor antigen, and not normal cells, and demonstrated tolerability in humans, albeit small numbers and dosages, without safety incident. It is this data, and our own exploratory data in our laboratories, that has led us to license what we believe may become an important addition to the arsenal for fighting a number of types of cancer.
     At the current time we are developing production processes for a humanized version of this antibody to continue pre-clinical studies, and we hope to be ready to initiate toxicology studies on the humanized form during calendar 2006, followed by meetings with regulatory authorities to agree upon clinical development protocols. We have not yet selected a target indication for this antibody; however, we have identified ovarian cancer, breast cancer and head and neck cancer as among the possibilities. At this time, we are not able to predict any date for the start of clinical trials.

     VG101
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute (SKI) for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and goes through February 2007. It is believed that the GD3 antigen protects melanoma cells from the body’s natural immune system, and anti-cancer therapeutics, thereby allowing cells to proliferate and grow. By removing this protection, using an antibody that selectively binds to the GD3 antigen, the natural immune system has a better chance to kill these tumor cells, as would separately administered anti-cancer agents.
     SKI clinicians have previously studied the mouse form of this antibody in a fairly extensive manner in numerous human clinical trials. However, use of mouse-derived antibodies typically influences the outcome of testing in humans in that the human body reacts to mouse antibody as if it was a foreign invader, thereby reducing the overall efficacy, and tolerability, of the product. SKI was able to demonstrate that this antibody had beneficial effects in patients with Stage IV melanoma, the most deadly stage of this disease. SKI also found that the antibody had therapeutic utility when used alone, but greater therapeutic utility when used with other compounds. If the antibody can be produced in a humanized form, thereby eliminating at least some of the undesirable effects, whether used alone or in combination with other products, it could offer significant improvement in this disease setting. Importantly, to date, there are no other products available to successfully treat Stage IV melanoma.
     We are currently engaged in negotiations with SKI, for an exclusive license to this antibody, as provided for in the earlier agreement. At the current time, we are developing production processes for various forms of the antibody, including the avian transgenics technology, in an effort to generate humanized forms. These antibodies be shared with SKI clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories, following which we will select one humanized form to complete pre-clinical studies in preparation for meetings with the US Food and Drug Administration. We expect a meeting with the FDA could be requested in calendar 2006, provided a license agreement is executed. We are not able to predict a date for the start of clinical trials.
     IEP 11
     We entered into an agreement with the University of Miami and the UM/Sylvester Comprehensive Cancer Center to develop an anti-cancer technology with an option to license the technology upon completion of certain milestones. In May 2005, we decided to allow this option to expire. This project has thus been terminated and we will no longer have any expenses related to it. We have returned all documentation and the rights to this technology to the University.
Multiferon®
     Our natural, leukocyte-derived multi-subtype interferon alpha product, Multiferon® has been developed as an alternative to synthetic (recombinant), single-subtype products, and is currently approved in many countries for any indication where patients fail, relapse from, or fail to tolerate, synthetic interferon alpha products. Multiferon® is currently approved in 10 countries around the world and actively marketed in 5 of those countries through local distribution partners, and our own sales team in Sweden.
     Interferon alpha is the human body’s first line of defense against infectious disease. Human leukocytes, in the blood, secrete a number of different types of interferon alphas when exposed to attack by viruses and bacteria. Viragen collects human leukocytes, a by-product of blood collection, and under highly exacting procedures, subjects these to a viral challenge that is known to be benign to humans, but stimulates the leukocytes to produce a unique mixture of interferon alpha subtypes. We then collect and purify the resultant interferon alphas using our proprietary technologies to result in Multiferon®. The mixture of subtypes contained in Multiferon® is unique among all interferon alpha products.
     Multiferon® has been and continues to be studied in clinical trials in humans as rescue therapy for patients who have been treated with synthetic interferon alpha products but who have for various reasons not responded to that treatment. At the current time, we have clinical trials under way in Mexico and Greece in hepatitis C and we are currently contemplating a study in Sweden in order to investigate a different treatment regimen also in hepatitis C.
     Multiferon® is also indicated for use in some types of leukemia and cancers. We have recently completed a long term follow up of a clinical trial conducted in patients with high-risk malignant melanoma, and subsequently we have filed with the Swedish MPA for approval for first line adjuvant therapy in February, 2005. We expect a decision on this by the end of calendar 2005. We are now contemplating another larger clinical trial in malignant melanoma to study further the effects of the product on various stages of the disease in what will potentially become a pan-European study. We will not start this clinical trial until some time in 2006, provided we obtain regulatory approvals to do so, and provided we have the financial ability to fund this study.
     Multiferon® is believed to have other potential uses in other cancer treatment regimens and we are currently evaluating a number of other possible indications for which clinical trials would be required in order to gain approvals.
     While developing data in support of Multiferon®, we have been gathering information on the mechanisms of action involved in the interferon alpha response against viral diseases and cancers. From this information, we envisage that potential next generation interferon products may evolve. It is not possible at this time to predict whether any of these developments or potential new products will be successful or what costs will be incurred to further determine the therapeutic value of such products.
     The timelines and costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond Viragen’s control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.
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

Intellectual Property
     We believe that our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at relatively low costs. We have developed a broad and valuable intellectual property portfolio on the manufacturing methods used to produce Multiferon® and continue to develop this portfolio through in-house research and development.
     In April 2005, we were notified by the US Patent and Trademark Office that our patent application (#09/869,269) had been accepted for grant. This patent, entitled “Modification of Interferon Alpha Production”, describes a process relating to the manufacture of Multiferon®, our natural human alpha interferon drug derived from human white blood cells, and relates to the novel use of an enhancing agent to optimize the yield of interferon from the cell preparation during the production process. This patent expires in December 2018.
     In February 2004, Viragen filed a patent application with the UK Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu. Subsequent applications were filed with the UK Patent Office in February and May 2005 and an application was filed with the US Patent and Trademark Office in March 2005. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. While no clinical studies are currently planned or ongoing, we believe that Multiferon® is a prime candidate for evaluation in avian influenza studies.
     As mentioned previously, we continue to develop our knowledge base of the Multiferon® product, to evaluate new and beneficial ways of manufacturing. As a result of research and development work performed in house, a provisional application for a modification to the Multiferon® production process was filed with the UK Patent Office in February 2005.
     As a result of research and development work performed in house, Viragen filed a provisional patent application with the UK Patent Office for an optimal interferon product in April 2005.
     Viragen is developing a broad intellectual property portfolio in the area of avian transgenics. In May 2005 our International application WO04047531 entitled ‘Protein Production in Transgenic Avians’, filed jointly with Oxford Biomedica UK Ltd entered into the National Phase. This patent application describes the use of specific viral based vectors as gene delivery vehicles in creating transgenic birds that may be used to produce proteins of interest in their eggs.
     In May 2005, our patent application NZ532709 derived from the International application WO03049537 entitled ‘Methods of Preparing Eggs for Nuclear Transfer and Uses Thereof’ was accepted for grant by the Intellectual Property Office of New Zealand. This patent expires in December 2021. Other regional applications for this invention are progressing through the normal prosecution process. This patent application describes the use of gamma irradiation in the enucleation of avian cells in preparation for nuclear transfer. This process may be one of the preparatory steps used in creating transgenic birds.
     In September 2004, a provisional patent application was filed with the UK Patent Office describing a method to optimise gene vector constructs so that expression of the protein is maximized and may be used as one of the steps in the process of creating transgenic birds which produce proteins of interest in their eggs.
     In September 2004, a provisional patent application was filed with the UK Patent Office describing a system that allows pre-screening of gene vector constructs to determine their utility in creation of transgenics and this method may be used as one of the steps in the process of creating transgenic birds which produce proteins of interest in their eggs.
     In May 2005, a provisional patent application was filed with the UK Patent Office describing a novel promoter construct to be used in creation of transgenics. This promoter may be used in the creation of transgenic birds which produce proteins of interest in their eggs.
     United States and foreign patents have been issued to others for genetically engineered and human-derived interferons and methods and processes for producing transgenic birds. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. We have not received any communications or had any conversations with the owners of related patents that may potentially make claims or who have threatened to make a claim that our patents infringe their patents.
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

     Extension of the number of licenses held in the EU can be achieved for products like Multiferon® through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all, or some, Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that we will use to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change. The Mutual Recognition Procedure (MRP) permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of EU countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, Sweden would agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.
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
     We are aware of a number of companies that are engaged in research and development of various transgenic systems and models that are hoped to be used to efficiently and productively manufacture proteins for human therapeutic use. These include but are not limited to the use of cattle, goats, plants and avians. Some of these companies are larger, well-funded enterprises and that have been working in this field for many more years than has Viragen. There can be no assurance that any of these companies will not complete their research, enlist large, multinational pharmaceutical and biotech companies to invest in their technology and produce a therapeutic product that comes to market before Viragen.
     There are a large number of companies around the world that have monoclonal antibodies in their research, development or commercial pipelines. There are large, well-financed multinational pharmaceutical and biotech companies that have monoclonal antibodies which have been approved for marketing for a number of years. Competition in the field of antibodies is extensive and intense. Intellectual property on monoclonal antibodies is equally extensive making it difficult for new entries to this field to generate new patents. Although we monitor competitive activity in the field, there can be no assurances that our antibody projects will be competitive, will have secure intellectual property free of licenses from third parties, or will ever be clinically proven to be safe and efficacious in comparison to competitive products.
     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early market entry has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past has been hampered by a lack of adequate capital. We are not presently a competitive factor in the interferons market, nor are any of our distributors.
Employees
     As of September 6, 2005, we have 67 employees. Of these, 47 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 20 employees are management, regulatory and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 2. Properties
     In November 1996, Viragen entered into a ten year lease for 14,800 square foot facility located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. This location contains our domestic administrative, international marketing and executive offices. The lease contains an option for up to two additional five-year terms. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $30,000.
     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $33,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.
     Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon® product is manufactured in this facility. In June, 2005, we initiated modifications at this facility in order to improve compliance with evolving regulations and to upgrade specific equipment used in the manufacturing process. These upgrades and subsequent validations are expected to be completed by the end of calendar 2005. These modifications have been presented to and agreed upon with the Medical Products Agency in Sweden. We do not expect any significant delays or interruptions to operations as a result of these modifications.
     ViraNative also owns a 21,500 square foot building in Umeå, Sweden, which was recently renovated at a cost of approximately $1.5 million to accommodate a portion of our Multiferon® production. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to potentially house all of ViraNatives’ research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $631,000.
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
     In August 2000, counsel for plaintiff indicated that they desired to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. The court granted us recovery of fees against both the plaintiff in this matter and his attorneys. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of approximately $210,000 in legal fees. We are currently vigorously pursuing the recovery of these fees.
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
     Due to the insolvency of one insurance carrier of certain defendants in this case, hearings in this matter had been repeatedly postponed. In September 2005, a Florida court ruled that one attorney defendant was covered by a different insurance carrier. We have agreed to a mediation conference with this defendant to be held in the fourth calendar quarter of 2005. We continue to vigorously pursue our claims in this matter.

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

	High	Low
2004-2005 Period
Fourth Quarter ended 06/30/05	$0.78	$0.55
Third Quarter ended 03/31/05	1.00	0.64
Second Quarter ended 12/31/04	1.22	0.90
First Quarter ended 09/30/04	1.40	0.87

2003-2004 Period
Fourth Quarter ended 06/30/04	$2.20	$1.25
Third Quarter ended 03/31/04	3.20	2.00
Second Quarter ended 12/31/03	2.90	2.30
First Quarter ended 09/30/03	3.50	2.00
     The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions and do not represent actual transactions.
     As of September 6, 2005, we had approximately 920 stockholders of record. On September 6, 2005, the closing price of the common stock was $0.72 per share.
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

Item 6. Selected Financial Data
     The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen for the fiscal years ended June 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of June 30, 2005 and 2004 have been derived from Viragen’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003, 2002 and 2001 have been derived from Viragen’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS DATA

Product sales	$278,784	$266,137	$630,785	$1,275,264	$—
Interest and other income, net	1,538,067	632,378	535,428	333,130	717,567
Net loss(a)	(26,207,706)	(18,177,164)	(17,348,686)	(11,088,832)	(11,007,809)
Net loss attributable to common stock	(26,209,856)	(18,179,714)	(17,351,336)	(11,091,482)	(11,010,459)
Basic and diluted net loss per common share(b)	(0.71)	(0.55)	(1.21)	(1.10)	(1.16)
Weighted average common shares outstanding(b)	36,697,852	33,183,832	14,393,803	10,041,571	9,511,691

	At June 30,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA

Working (deficit) capital	$(7,300,733)	$25,181,900	$4,070,504	$(209,519)	$6,178,436
Total assets	21,984,792	48,219,996	27,867,417	20,796,604	12,820,951
Convertible notes and debentures, current(c)	16,104,994	—	2,224,599	711,982	—
Convertible notes and debentures, long-term (c)	—	12,490,919	1,827,163	—	—
Long-term debt	598,104	1,072,087	1,124,335	1,023,948	25,488
Stockholders’ equity	2,593,617	29,189,581	15,720,208	11,470,620	10,292,409

(a)	Net loss for the fiscal year ended 2005 includes a goodwill impairment charge of approximately $6.9 million.

(b)	Outstanding share and per share amounts have been adjusted retroactively to reflect the 1:10 reverse stock split that became effective on June 15, 2004.

(c)	Net of discounts

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
     Our business, results of operations and financial condition could be adversely affected by a number of risks and uncertainties, including the following:
•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product and otherwise continue as a going concern;

•	whether our stock price will enable us to conduct future financings;

•	whether the efficacy, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program succeeds in producing targeted drugs in egg whites of transgenic chickens in commercially viable quantities;

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

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
     Viragen has incurred operational losses and operated with negative cash flows since its inception in December 1980. Net losses have totaled approximately $26.2 million, $18.2 million and $17.3 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     We believe we have enough cash to support our operations through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to that date. As we do not anticipate achieving sufficient cash flows from operations by December 31, 2005, our plans include obtaining additional capital through equity and debt financings. As we can not provide any assurance that additional capital will be obtainable when required, these conditions raise substantial doubt as to our ability to continue as a going concern.
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
•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Costs of raw materials and supplies is determined on a first-in, first-out basis. Costs of work in process and finished product consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the financial statements included in this annual report, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and an impairment charge of approximately $6.9 million was recorded. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Our employee stock option plans are currently accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. We grant stock options to employees and directors to purchase a fixed number of shares of our common stock with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible Debt Issued with Stock Purchase Warrants: Viragen accounts for convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The determination of the relative fair value of the components of our convertible notes and debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more discount on the principal amount of the debentures. Modifications to the terms of outstanding convertible notes could also require us to adjust the relative fair value of the components of our convertible notes, which could result in additional discount on the principal amount of the debentures. This additional discount would result in additional non-cash interest expense over the life of the convertible notes.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.
Liquidity and Capital Resources
     We do not have enough cash or working capital to meet our operating requirements through the end of fiscal 2006. As of June 30, 2005, we had approximately $6.9 million in cash down from approximately $22.8 million as of June 30, 2004. As of June 30, 2005, we had a working capital deficit of approximately $7.3 million, compared to working capital of approximately $25.2 million as of June 30, 2004. The change in working capital is primarily attributed to the reclassification of our convertible notes due March 31, 2006 totaling approximately $16.1 million from long-term to short-term at March 31, 2005. Cash used to fund operations during the fiscal year ended June 30, 2005 totaled approximately $14.2 million, while financing expenditures, including the repayment of our line of credit and short-term borrowings and long-term debt, totaled approximately $1.6 million.
     We have experienced losses and a negative cash flow from operations since inception. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $146.7 million as of June 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from operations by December 31, 2005, our plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Additionally, while we are currently in negotiations to extend and otherwise restructure our $20 million June 2004 note financing, we can not assure you that these negotiations will be successful.
     As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.
     During the fiscal year ended June 30, 2005, we received a contribution in the amount of $0.28 million from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we do not believe we will be required to repay any portion of the contribution.

June 2004 Convertible Notes
     On April 1, 2004, we entered into purchase agreements for the issuance and sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004, our stockholders voted to approve the sale of the notes, the one for ten reverse split of our common stock and a change in the number of the authorized shares of our common stock to 100 million shares. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants exercisable at $1.819 per share.
     These convertible notes mature on March 31, 2006. The notes are convertible by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $1.516. This conversion price is subject to reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price.
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
     As of June 30, 2005, the entire principal amount of these convertible notes of $20 million remained outstanding. Interest payable on the convertible notes is payable in cash or shares of our common stock at our option. The value of shares used to satisfy the interest payment equals the average closing price of our common stock for the 20 trading days prior to the interest payment date. For the fiscal year ended June 30, 2005 we paid interest on the notes of $1,050,000 in cash and $350,000 through the issuance of shares of our common stock valued at $0.67 per share.
Line of Credit and Short Term Borrowings
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $767,000 as of June 30, 2005 compared to $1.1 million as of June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at June 30, 2005 compared to 7.4% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of June 30, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
     During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $224,000 as of June 30, 2005.
     During June 2004, we obtained short term financing of approximately $270,000 for the purchase of certain corporate insurance policies. This short term financing had been repaid as of March 31, 2005.

Long-Term Debt
     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $631,000 and $689,000 at June 30, 2005 and 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2005 and 2004. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.3 million as of June 30, 2005.
     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.30% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal, including accrued interest, on this loan. No amounts are due on this loan as of June 30, 2005.
     Our future cash requirements are dependent upon many factors, including:
•	restructuring the terms of our $20 million notes due March 31, 2006;

•	revenue generated from the sale of our natural human alpha interferon product;

•	market conditions and our ability to service our convertible debt;

•	progress with future clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.
     We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer non-responding patients a reasonable attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon(R) and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional funding.
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

     As of the date of this annual report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.
Contractual Obligations
     Our significant contractual obligations for the next five years and thereafter as of June 30, 2005 are as follow:

		Payments due by period
		Less Than	1-3	3-5	More Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Convertible notes and debentures, including interest (1)	$21,050,000	$21,050,000	$—	$—	$—
Long-term debt (2)	631,000	33,000	99,000	99,000	400,000
Operating leases (3)	1,779,000	1,181,000	598,000	—	—
Research and development agreements (4)	1,104,000	680,000	424,000	—	—
Officers and key employee agreements (5)	1,100,000	875,000	225,000	—	—
Insurance financing	284,000	284,000	—	—	—
Royalties (7)	35,000	35,000	—	—	—

Total contractual obligations	$25,983,000	$24,138,000	$1,346,000	$99,000	$400,000

(1)	Consists of outstanding principal balance on the June 2004 convertible notes. These notes mature on March 31, 2006 and accrue interest at 7% payable quarterly.

(2)	Long-term debt consists of a mortgage loan with a Swedish bank.

(3)	Operating leases consist of facility and equipment lease agreements.

(4)	Research and development agreements include agreements related to our avian transgenic and antibody projects.

(5)	Includes agreements entered into with officers and other key employees.

(6)	Consists of short-term financing agreements for premiums on various corporate insurance policies.

(7)	Royalties represent royalties due to Medicore according to settlement reached in July 2003.

Results of Operations
2005 Compared to 2004
Product Sales
     For the fiscal year ended June 30, 2005, product sales totaled approximately $279,000 compared to approximately $266,000 for the fiscal year ended June 30, 2004. This five percent increase in product sales of approximately $13,000 is attributed to an increase in sales of Multiferon® in Sweden and South Africa, which was partially offset by decreases in Indonesia and Mexico. The timing and size of orders placed by our distributors can have a significant impact on our product sales for a particular period. This is expected for markets in which we have recently launched Multiferon®. As these markets develop, we can expect a more consistent trend in orders and thus product sales. Of the $279,000 in total product sales in fiscal 2005, approximately 70% occurred in the last two fiscal quarters.
     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized significant revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization, physicians must be educated about the merits of the product over time, and in some of these territories, hospital formularies govern the acceptance for use of a new product.
     There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.
Cost of Sales
     Cost of sales, which includes excess/idle production costs, totaled approximately $2.6 million for the year ended June 30, 2005 compared to approximately $2.0 million for the year ended June 30, 2004. The increases in cost of sales for the year ended June 30, 2005 is primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the year ended June 30, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the year ended June 30, 2004, the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down
     During fiscal 2005, we recorded write-downs of approximately $720,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, write-downs of the value of this inventory were deemed necessary. The remaining cost of finished goods inventory at June 30, 2005 is approximately $19,000 and we anticipate the use of this inventory for sales in the near future.
     The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record additional inventory write-downs, which would have an adverse impact on our results of operations.
     A significant portion of our inventory is classified as work in process. Included in work in process is approximately $643,000 of inventory that has been filled in ampoules, but that is pending final release by regulatory authorities, which is expected in the first or second quarter of fiscal 2006. We currently anticipate the use of these ampoules prior to their shelf-life expiration, which is up to three years from June 30, 2005. The remainder of work in process is approximately $1.4 million of purified Multiferon® that has not yet been filled into ampoules or syringes. Subsequent to June 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of a portion of this purified Multiferon® to rise above the approved levels for frozen product. We will be unable to utilize this particular inventory for commercial use and a write-down of approximately $560,000, reduced by related insurance recovery, if any, will be recorded in the first quarter of fiscal 2006. We currently anticipate we will fill the remainder of our purified Multiferon® into ampoules and/or syringes prior to shelf-life expiration, which ranges from nine to fifteen months from June 30, 2005.
Research and Development Costs
     Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the year ended June 30, 2005, research and development costs totaled approximately $5.0 million compared to approximately $3.6 million for the year ended June 30, 2004. This increase of approximately $1.4 million was attributed to an increase in costs incurred related to our antibody projects totaling approximately $0.4 million and an increase in consulting fees, licensing fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $0.2 million during the quarter ended December 31, 2004.
     We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees and manufacturing of our development products. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any biopharmaceutical product, is dependent upon our ability to raise significant additional funding necessary to conduct and complete these trials or our ability to secure a partner with whom to conduct these trials.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. For the year ended June 30, 2005, selling, general and administrative expenses totaled approximately $8.6 million compared to approximately $7.4 million for the year ended June 30, 2004. This increase of approximately $1.2 million is primarily attributed to increases in personnel-related costs, consulting fees, and accounting fees, primarily associated to efforts necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, at our Florida headquarters of approximately $0.7 million, $0.1 million and $0.4 million, respectively.
     We anticipate that selling related expenses will increase in fiscal 2006 compared to fiscal 2005. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.
Impairment of Goodwill
     Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. Due to a lack of significant revenues from our natural interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue and cash flows for the ViraNative reporting unit were lower than expected in fiscal 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.9 million was recognized in April 2005 on the ViraNative reporting unit.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the year ended June 30, 2005, amortization of intangible assets totaled approximately $169,000 compared to approximately $158,000 during the year ended June 30, 2004. This increase in amortization expense of approximately $11,000 is due to foreign exchange fluctuations.
Interest Expense
     Interest expense for the year ended June 30, 2005 totaling approximately $5.7 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest totaling $1.1 million in cash and approximately $0.3 million in shares of our common stock valued at $0.67 per share and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $4.2 million.
     Interest expense for the year ended June 30, 2004 totaling approximately $7.4 million primarily represents interest expense on our April and June 2003 convertible debentures of approximately $6.7 million. Approximately $6.3 million of this amount represent non-cash interest expense, which is comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the year ended June 30, 2004, was an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of the warrants issued in connection with the April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered public accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount of approximately $1.4 million would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $0.4 million in the quarter ended June 30, 2003 and $0.5 million in the quarter ended September 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Also, we recorded additional non-cash interest expense of approximately $0.5 million in the quarter ended December 31, 2003 relating to this matter.
     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense on these debt facilities for the year ended June 30, 2005 and 2004 totaled approximately $0.1 million and $0.2 million, respectively.
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
     Other income, net for the year ended June 30, 2005, totaled approximately $1.5 million compared to approximately $0.6 million for the year ended June 30, 2004. This increase of approximately $0.9 million is primarily attributed to an increase in interest earned on cash and cash equivalents and short-term investments totaling approximately $0.4 million and remeasurement gains on foreign exchange totaling approximately $0.5 million. These foreign exchange gains arose from the remeasurement of British Pound denominated bank accounts and short-term investments to U.S. dollars as well as the remeasurement of a U.S dollar denominated intercompany liability. During the quarter ended December 31, 2004 we recorded approximately $0.6 million gain on the remeasurement of a liability to Viragen by Viragen Scotland, which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen Scotland did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen Scotland has been gradually settling the liability by charging Viragen for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2005 and 2004, income tax benefit totaled approximately $44,000 and $44,000, respectively. Income tax benefits for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $457,000 as of June 30, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.
     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2005, we had net operating loss carry-forwards of approximately $85.1 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2005 through 2025. At June 30, 2005, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $25.8 million and $13.8 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.
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
Cost of Sales
     Cost of sales and excess/idle production costs totaled approximately $2.0 million for the fiscal year ended June 30, 2004. The increase in cost of sales of approximately $0.8 million for the fiscal year ended June, 2004, and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Ersboda, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.
Research and Development Costs
     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the fiscal year ended June 30, 2004, research and development costs totaled approximately $3.6 million compared to approximately $3.3 million for the fiscal year ended June 30, 2003. This increase of approximately $0.3 million is mainly attributed to costs incurred in the development of potential commercial applications of our natural human alpha interferon product at our Scottish facility totaling approximately $0.3 million. Also contributing to the increase in research and development were increases related to our avian transgenics project and other research and development costs totaling approximately $0.3 million and $0.3 million, respectively. These increases were offset in part by a decrease in research and development costs incurred in our oncology projects totaling approximately $0.6 million. Our reduction in oncology related research expenditures reflect our decision to focus limited research funding availability to projects believed to have a greater likelihood of commercial success within a shorter period of time.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $7.4 million for the fiscal year ended June 30, 2004 compared to approximately $7.2 million for the fiscal year ended June 30, 2003. This increase of approximately $0.2 million is mainly attributed to increases in personnel-related termination costs, consulting fees, and patent related legal fees at our Swedish subsidiary totaling approximately $0.2 million, $0.1 million and $0.1 million, respectively. During the fiscal year ended June 30, 2004, we also experienced an increase in general corporate legal fees and patent filing fees related to our avian transgenics project totaling approximately $0.2 million. Also contributing to the increase were increases in insurance expense and travel related expenses at our Florida headquarters totaling approximately $0.1 million and $0.1 million, respectively. These increases were offset in part by a decrease in personnel related expenses at our Florida headquarters totaling approximately $0.6 million for the fiscal year ended June 30, 2004.
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
Interest Expense
     Interest expense in fiscal 2004 totaled approximately $7.4 million and primarily consists of interest expense on our convertible notes and debentures of approximately $6.7 million. Approximately $6.3 million of this amount represents non-cash interest expense for the fiscal year ended June 30, 2004. Interest expense for the fiscal year ended June 30, 2003 totaling approximately $8.0 million included approximately $7.8 million in non-cash interest expense on previously outstanding convertible notes and debentures. This non-cash interest expense is comprised of the amortization of the discounts on the debentures, which arose from the valuation of detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.

     Included in interest expense for the fiscal year ended June 30, 2004, is an adjustment to record non-cash interest expense totaling approximately $1.4 million as a result of the revaluation of warrants issued in connection with our April and June 2003 convertible debentures. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had revaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, by using the contractual lives on the warrants, an additional discount of approximately $1.4 million would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $0.4 million in the fiscal year ended June 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected.
     Also included in interest expense for the fiscal years ended June 30, 2004 and June 30, 2003 is interest incurred on the debt facilities maintained by our Swedish subsidiary totaling approximately $165,000 and $194,000, respectively. These credit facilities have interest rates ranging from 5.25% to 9.90%.
Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2004, income tax benefit totaled approximately $44,000, a decrease of approximately $17,000 when compared to the same period of the previous fiscal year as a result of the fully amortized customer contract intangible asset. Income tax benefit for the fiscal year ended June 30, 2004 consists of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax income liability of approximately $500,000 as of June 30, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.
     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2004, we had a net operating loss carry forward of approximately $61.4 million for U.S. federal income tax purposes.

Research and Development Programs
     Our research and development programs include the avian transgenics platform, two humanized antibodies and ongoing studies in support of Multiferon® and next-generation interferon alpha products. Research and development costs totaled approximately $5.0 million, $3.6 million and $3.3 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
Avian Transgenics
     Our avian transgenic manufacturing program is designed to enable us to produce protein-based drugs, including monoclonal antibodies, in the whites of eggs laid by transgenic chickens. Our goal is to develop a technology which will enable us to offer a viable and cost-effective alternative for the large-scale production requirements of the biopharmaceutical industry and also for our own therapeutic protein products. Existing protein production technologies are often inefficient and costly. We believe that this technology will allow us to offer the biopharmaceutical industry an efficient method of production of their protein-based products. It is envisaged that this technology will have a higher capacity, lower manufacturing costs and may be able to offer improvements to the products themselves.
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
     At the current time, we are developing four product candidates using the avian transgenic technology. The first, a humanized version of the anti-GD3 antibody that is the subject of a collaborative research agreement between Viragen and Sloan-Kettering Institute, has already realized key milestones, including our June 2005 announcement of detection and recovery of the intact and bioactive antibody, from the white of transgenic hen eggs. Of the remaining three product candidates in development, two are currently approved commercial products. We have not yet announced the identity of these three product candidates, but expect with continuing successes, to do so in the coming months. We expect to report successes in developing this technology and possibly initiating production of some or all of our product candidates in the 2006 calendar year.
     For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the avian transgenics project totaling approximately $1.7 million, $1.9 million and $1.0 million, respectively. Since the date of inception of this project, we have incurred approximately $5.8 million in related research and development costs.

Antibodies
     There have been a great number of developments in the treatment of cancer in humans over the years. Monoclonal antibodies have been shown to be able to offer significant advantages over other therapies, yet even with this success, current products still fall far short of the ideal with respect to both efficacy and to a lesser extent, safety. Trends in treatment options are tending to favor multiple agents and therapies in combination or sequential administration as well as targeted therapeutics. Still, there remains much room for improvement.
     We have selected two monoclonal antibodies for our research and development projects based largely upon 1) novelty, 2) prior pre-clinical information, and 3) prior testing in humans. Both of our current antibody projects are unique in these respects and both offer the potential to be developed into a platform based technology.
     VG102
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. This specific antibody was developed through the research of Professor Lindy Durrant of the University of Nottingham, UK. The CD55 antigen is significantly over-expressed on nearly all solid tumors in humans. Early studies at Nottingham demonstrated that the antibody was able to bind only to tumor antigen and furthermore, it was shown to bind in a highly novel manner, different from all anti-CD55 antibodies known in the scientific literature. This novelty underpins the intellectual property surrounding VG102, in addition to other intellectual property we have created through our development activities. The CD55 antigen has been shown to block the body’s natural immune system from attacking and killing cancer cells. Theoretically, if an antibody can be developed that binds selectively to tumor CD55 antigen, this protective mechanism will be removed and the natural immune system, or concomitantly or sequentially administered anti-tumor agents, would then be able to destroy cancer cells.
     Importantly, Professor Durrant has produced the mouse form of this antibody and has administered it successfully to humans in a scintigraphy procedure (imaging). These studies demonstrated the specificity of binding only to tumor antigen, and not normal cells, and demonstrated tolerability in humans, albeit small numbers and dosages, without safety incident. It is this data, and our own exploratory data in our laboratories, that has led us to license what we believe may become an important addition to the arsenal for fighting a number of types of cancer.
     At the current time we are developing production processes for a humanized version of this antibody to continue pre-clinical studies, and we hope to be ready to initiate toxicology studies on the humanized form during calendar 2006, followed by meetings with regulatory authorities to agree upon clinical development protocols. We have not yet selected a target indication for this antibody; however, we have identified ovarian cancer, breast cancer and head and neck cancer as among the possibilities. At this time, we are not able to predict any date for the start of clinical trials.
     For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the VG102 project totaling approximately $575,000, $206,000 and $144,000, respectively. Since the date of inception of this project, we have incurred approximately $1.5 million in research and development costs.
     VG101
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute (SKI) for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and goes through February 2007. It is believed that the GD3 antigen protects melanoma cells from the body’s natural immune system, and anti-cancer therapeutics, thereby allowing cells to proliferate and grow. By removing this protection, using an antibody that selectively binds to the GD3 antigen, the natural immune system has a better chance to kill these tumor cells, as would separately administered anti-cancer agents.

     SKI clinicians have previously studied the mouse form of this antibody in a fairly extensive manner in numerous human clinical trials. However, use of mouse-derived antibodies typically influences the outcome of testing in humans in that the human body reacts to mouse antibody as if it was a foreign invader, thereby reducing the overall efficacy, and tolerability, of the product. SKI was able to demonstrate that this antibody had beneficial effects in patients with Stage IV melanoma, the most deadly stage of this disease. SKI also found that the antibody had therapeutic utility when used alone, but greater therapeutic utility when used with other compounds. If the antibody can be produced in a humanized form, thereby eliminating at least some of the undesirable effects, whether used alone or in combination with other products, it could offer significant improvement in this disease setting. Importantly, to date, there are no other products available to successfully treat Stage IV melanoma.
     We are currently engaged in negotiations with SKI, for an exclusive license to this antibody, as provided for in the earlier agreement. At the current time, we are developing production processes for various forms of the antibody, including the avian transgenics technology, in an effort to generate humanized forms. These antibodies be shared with SKI clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories, following which we will select one humanized form to complete pre-clinical studies in preparation for meetings with the US Food and Drug Administration. We expect a meeting with the FDA could be requested in calendar 2006, provided a license agreement is executed. We are not able to predict a date for the start of clinical trials.
     During the fiscal years 2005 and 2004, we have incurred minimal costs associated with our R24 project. For the fiscal year 2003, we incurred costs in connection with this project totaling approximately $598,000. Since the date of inception of this project, we have incurred approximately $1.5 million in research and development costs.
     IEP 11
     We entered into an agreement with the University of Miami and the UM/Sylvester Comprehensive Cancer Center to develop an anti-cancer technology with an option to license the technology upon completion of certain milestones. In May 2005, we decided to allow this option to expire. This project has thus been terminated and we will no longer have any expenses related to it. We have returned all documentation and the rights to this technology to the University.
     For the fiscal years ended 2005, 2004 and 2003 we incurred costs related to the IEP 11 project totaling approximately $78,000, $95,000 and $85,000, respectively. Since the date of inception of this project, we have incurred approximately $258,000 in research and development costs.
Multiferon®
     Our natural, leukocyte-derived multi-subtype interferon alpha product, Multiferon(R) has been developed as an alternative to synthetic (recombinant), single-subtype products, and is currently approved in many countries for any indication where patients fail, relapse from, or fail to tolerate, synthetic interferon alpha products. Multiferon® is currently approved in 10 countries around the world and actively marketed in 5 of those countries through local distribution partners, and our own sales team in Sweden.
     Interferon alpha is the human body’s first line of defense against infectious disease. Human leukocytes, in the blood, secrete a number of different types of interferon alphas when exposed to attack by viruses and bacteria. Viragen collects human leukocytes, a by-product of blood collection, and under highly exacting procedures, subjects these to a viral challenge that is known to be benign to humans, but stimulates the leukocytes to produce a unique mixture of interferon alpha subtypes. We then collect and purify the resultant interferon alphas using our proprietary technologies to result in Multiferon®. The mixture of subtypes contained in Multiferon® is unique among all interferon alpha products.

     Multiferon® has been and continues to be studied in clinical trials in humans as rescue therapy for patients who have been treated with synthetic interferon alpha products but who have for various reasons not responded to that treatment. At the current time, we have clinical trials under way in Mexico and Greece in hepatitis C and we are currently contemplating a study in Sweden in order to investigate a different treatment regimen also in hepatitis C.
     Multiferon®is also indicated for use in some types of leukemia and cancers. We have recently completed a long term follow up of a clinical trial conducted in patients with high-risk malignant melanoma, and subsequently we have filed with the Swedish Medical Products Agency for approval for first line adjuvant therapy in February, 2005. We expect a decision on this by the end of calendar 2005. We are now contemplating another larger clinical trial in malignant melanoma to study further the effects of the product on various stages of the disease in what will potentially become a pan-European study. We will not start this clinical trial until some time in 2006, provided we obtain regulatory approvals to do so, and provided we have the financial ability to fund this study.
     Multiferon®is believed to have other potential uses in other cancer treatment regimens and we are currently evaluating a number of other possible indications for which clinical trials would be required in order to gain approvals.
     While developing data in support of Multiferon®, we have been gathering information on the mechanisms of action involved in the interferon alpha response against viral diseases and cancers. From this information, we envisage that potential next generation interferon products may evolve. It is not possible at this time to predict whether any of these developments or potential new products will be successful or what costs will be incurred to further determine the therapeutic value of such products.
     The timelines and costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond Viragen’s control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.
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
     During the fiscal year ended June 30, 2005, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. At one point during the fiscal year, the U.S. dollar had lost approximately 6.60% and 14.25% of its value against the British Pound and Swedish Krona, respectively, compared to June 30, 2004. As a result of the weak U.S. dollar during fiscal 2005, we experienced greater revenues, but, more significantly, greater operating expenses of our foreign subsidiaries when translated to U.S. dollars.
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
     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of June 30, 2005.

Item 8. Financial Statements and Supplementary Data
     Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our CEO and CFO have concluded, subject to the limitations noted below, that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act, was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Internal Control over Financial Reporting
     Management’s report on internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K. The report of our independent registered public accounting firm related to management’s assessment of the effectiveness of internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.
Changes in Internal Control
     There has been no significant change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule13a-15 of the Exchange Act that occurred during the fourth quarter of our fiscal year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Certifications
     Attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required under the Sarbanes-Oxley Act of 2002. This Controls and Procedures section includes information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant

			Served as
			Officer and/or
Name	Age	Position with the Company	Director Since	Class
Charles A. Rice	54	Chief Executive Officer	2004	A
		President	2004
		Director	2004
Dennis W. Healey	57	Chief Financial Officer	1980
		Treasurer	1980
		Executive Vice President	1993
		Secretary	1994
Carl N. Singer	89	Chairman of the Board	1997	C
Randolph A. Pohlman	60	Director	2003	B
Robert C. Salisbury	61	Director	1998	A
Charles J. Simons	87	Director	1998	A
Nancy A. Speck	50	Director	2005	B
C. Richard Stafford	69	Director	2003	C
Nicholas M. Burke	33	Vice President	2004
		Controller	2001
     On February 28, 1997, we amended our Certificate of Incorporation and established a classified board of directors commencing with the 1997 annual meeting. Following that meeting, we divided directors into three subclasses consisting of class A, class B and class C. Each director holds office for a three-year term expiring at the annual meeting of stockholders held three years following the annual meeting at which he or she was elected. At each annual meeting of stockholders, directors of the respective class whose term has expired will stand for election. Terms of our directors expire as follows:
•	class A — at our 2007 annual meeting of stockholders;

•	class B — at our 2005 annual meeting of stockholders; and

•	class C — at our 2006 annual meeting of stockholders
     In March 2004, Charles A. Rice was appointed president and chief executive officer and director of Viragen. In March 2005, Mr. Rice was appointed president and chief executive officer and director of Viragen International, Inc. From January 2003 to September 2003, Mr. Rice served as group president of KV Pharmaceutical Company with responsibility for commercial activities. From August 1992 to November 2002, Mr. Rice served as president and chief executive officer of Dey, Inc., a division of Germany’s Merck KGaA, where he developed and implemented strategies to create a rapidly growing and profitable business. Mr. Rice has a degree in Biology from Georgia College and extensive business education and experience through training and coursework at a variety of domestic and international universities, in addition to continuous participation in industry organizations.
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
     Carl N. Singer was elected a director in August 1997 and currently serves as chairperson of the board of directors and chairman of the executive committee. Since 1981, Mr. Singer has served as chairperson of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as chairperson of the board of Viragen International, Inc.

     Randolph A. Pohlman, PhD., was appointed to the board of directors in December 2003. He currently serves as a member of the executive and the audit and finance committees. Since 1995, Dr. Pohlman has served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University. Prior to his arrival at Nova Southeastern University, Dr. Pohlman served as a senior executive at Koch Industries, the second-largest privately held company in the United States from 1990 to 1995. Prior to his tenure at Koch Industries, Dr. Pohlman was associated with Kansas State University, where he served for fourteen years in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles in 1983, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania.
     In March 2004, upon the appointment of Mr. Rice as president and chief executive officer, Robert C. Salisbury resigned his positions as president and chief executive officer of Viragen, positions he had held since January 2003. Mr. Salisbury has been a director of Viragen since December 1998 and serves as chairperson of the nominating and governance committee and as a member of the compensation committee. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He also served as a vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998. Mr. Salisbury also serves as president and a director of Fundamental Management Corporation, a Florida-based institutional investment fund.
     Charles J. Simons was elected to the board of directors in July 1998. He currently serves as chairperson of the audit and finance committee and as a member of the executive and nominating and governance committees. In addition, he is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Mr. Simons is also a director of Diasa Inc. and Preferred Care Partners.
     On February 7, 2005, the board of directors of Viragen appointed Professor Nancy A. Speck, Ph.D. to the board of directors. Dr. Speck also serves as a member of the nominating and governance committee. Dr. Speck is a distinguished professor and researcher in the field of cancer at Dartmouth Medical School and holds the James J. Carroll Chair in Oncology. Dr. Speck moved to Dartmouth Medical School in 1989 as an Assistant Professor. She is currently a Professor of Biochemistry, the Associate Director for Basic Science at the Norris Cotton Cancer Center at Dartmouth and holds the prestigious James J. Carroll Chair in Oncology.
     C. Richard Stafford was appointed to the board of directors in June 2003. He currently serves as a member of the audit and finance committee and chairperson of the compensation committee. From 1977 to 2001, Mr. Stafford was vice president responsible for worldwide mergers and acquisitions for Carter-Wallace, Inc., a former New York Stock Exchange listed international pharmaceutical, diagnostics, and toiletries company. From 1974 to 1977, Mr. Stafford was president of Caithness Corporation, an oil, gas and mineral exploration firm. From 1971 to 1974, he served as a vice president of corporate finance at the global investment banker, Bear Stearns. Mr. Stafford also served as director of corporate development of the Bristol-Myers Company from 1966 to 1971, and as an associate at Milbank, Tweed, Hadley & McCloy from 1960 to 1965. He is a cum laude graduate of Harvard College and a graduate of Harvard Law School.
     Nicholas M. Burke is a certified public accountant and joined Viragen as our controller in October 2001. He was appointed as vice president in March 2004. Prior to joining Viragen, Mr. Burke served as corporate controller of SmartDisk Corporation a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen’s independent registered public accounting firm, concentrating his practice in the computer technology and biotechnology industries.

     There is no family relationship between any of the officers and directors.
     Effective June 30, 2005, Per-Erik Persson resigned as a director of Viragen and Viragen International. Mr. Persson remains chairperson of the board of directors of ViraNative, a wholly-owned subsidiary of Viragen International, a position he has held since September 2003. Effective February 1, 2005 Dr. Douglas Lind resigned as a director of Viragen.
     During fiscal 2005, Viragen’s board of directors met on seven occasions.
Committees of the Board of Directors
     Our board of directors has established an executive committee, an audit and finance committee, a compensation committee and a nominating and governance committee. All committees operate under a written charter adopted by the board of directors. The following table identifies the members of our board of directors who serve on each of those committees.

		Audit and		Nominating and
	Executive	Finance	Compensation	Governance
Name	Committee	Committee	Committee	Committee
Carl N. Singer	X
Randolph A. Pohlman	X	X
Robert C. Salisbury			X	X
Charles J. Simons	X	X		X
Nancy A. Speck				X
C. Richard Stafford		X	X

*	Chairperson
Executive Committee
     The executive committee acts for the full board of directors during intervals between board of directors meetings, except on matters which by law may not be delegated or have otherwise been delegated to other committees of the board. The executive committee will meet as necessary. All actions by the committee are reported at the next board of directors meeting. During fiscal 2005, the executive committee met on four occasions.
Audit and Finance Committee
     The audit and finance committee was organized in February 1998. The role of the audit and finance committee is to assist the board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications, independence, and fees, (4) the development, implementation and performance of our internal control function and (5) the performance of our independent registered public accounting firm.
     The audit and finance committee reviews our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. In this context, the committee has met and held discussions with management and the Company’s independent registered public accounting firm. Management represented to the committee that Viragen’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees). In addition, the committee has discussed with the independent registered public accounting firm, the firm’s independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).

     The committee discussed with our independent registered public accounting firm the overall scope and plans for their respective audit. The committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, the evaluations of Viragen’s internal controls, and the overall quality of our financial reporting.
     In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors, and the board of directors has approved, that the audited consolidated financial statements be included in Viragen’s annual report on Form 10-K for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.
     Each member of our audit and finance committee is “independent” within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934 and satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.
     During fiscal 2005, the audit and finance committee met on eleven occasions.
Audit Committee Financial Expert
     Our board of directors has determined that our “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K is Charles J. Simons. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.
Compensation Committee
     The compensation committee was organized in February 2001. Under its amended charter adopted in 2005, the compensation committee is to consist of not less than two members. Each member of the compensation committee satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.
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
Nominating and Governance Committee
     The nominating and governance committee was organized in November 2003. Under its charter, the nominating and governance committee is to consist of not less than two members. Each member of the nominating and governance committee satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.
     The nominating and governance committee was formed to (1) to assist the board of directors by identifying individuals qualified to become board members, and to recommend for selection by the board of directors the director nominees to stand for election for the next annual meeting of the our shareholders; (2) to recommend to the board of directors director nominees for each committee of the board of directors; (3) to oversee the evaluation of the board of directors and management, and (4) to develop and recommend to the board of directors a set of corporate governance guidelines and code of business conduct and ethics.

     During fiscal 2005, the nominating and governance committee met on two occasions.
Compensation Committee Interlocks and Insider Participation
     No member of our compensation committee during the last completed fiscal year: a) was an officer or employee of Viragen or any of its subsidiaries, b) was formerly an officer or employee of Viragen or any of its subsidiaries, or, c) had any relationship requiring disclosure by Viragen under any paragraph of Item 404 of Regulation S-K.
Director Compensation
     In March 2004, the board of directors approved and implemented a modified structure for director compensation. Compensation received by individual directors may vary depending upon committee membership and participation and number of meetings attended. The approved fees provide:
•	Attendance fee per meeting of the board of directors: $1,500

•	Audit and finance committee:
o	Chairperson annual retainer — $10,000

o	Committee member annual retainer — $5,000

o	Attendance fee per meeting — $750
•	Executive committee, nominating and governance committee and compensation committee:
o	Chairperson of the nominating and governance committee and compensation committee annual retainer — $5,000

o	Committee member annual retainer — $2,500

o	Attendance fee per meeting — $750
     All attendance fees are reduced by one-half for telephonic attendance.
     Commencing in March 2000, Mr. Carl N. Singer receives $100,000 per year for his services as chairperson of the board of directors and chairperson of the executive committee. He receives no other director fees.
Code of Ethics
     We have adopted a Code of Ethics for Senior Finance Personnel (“Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. We have also adopted a Business Ethics and Conflict of Interest Statement (“Business Ethics and Conflict of Interest Statement”) that applies to directors, executive officers and employees of Viragen and its subsidiaries. The Code of Ethics and Business Ethics and Conflict of Interest Statement are available on our web site, free of charge, at www.viragen.com under the “Corporate Governance” section. We will also provide a copy of this document, free of charge, upon request. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website or on Form 8-K promptly following the date of such amendment or waiver.

Item 11. Executive Compensation
     The following table includes information concerning the compensation of the chief executive officer of Viragen and its four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the year ended June 30, 2005.
Summary Compensation Table

					Long Term Compensation
					Awards		Payouts
						Securities
					Restricted	Underlying
		Annual Compensation			Stock	Options/
Name and	Fiscal			Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)
Charles A. Rice	2005	$300,000	$—	$—	$—	—	$—	$—
CEO, President and	2004	78,750	—	—	—	150,000	—	—
Director	2003	—	—	—	—	—	—	—

Carl N. Singer	2005	$—	—	—	—	—	—	$100,000
Chairman of the Board,	2004	—	—	—	—	500	—	100,000
CEO and President of	2003	—	—	—	—	500	—	100,000
Viragen International

Dennis W. Healey	2005	$205,000	—	—	—	—	—	—
Executive V.P., CFO,	2004	200,000	35,000	—	—	—	—	—
Secretary and Treasurer	2003	252,000	—	—	—	—	—	—

Melvin Rothberg	2005	$152,896	—	—	—	—	—	295,182
Former Executive V.P.	2004	181,500	—	—	—	—	—	—
Operations	2003	181,500	—	—	—	—	—	—

Nicholas M. Burke	2005	$145,000	20,000	—	—	—	—	—
V.P. and Controller	2004	120,000	—	—	—	20,000	—	—
	2003	122,462	—	—	—	10,000	—	—
Employment Agreements
     In March 2004, Charles A. Rice was appointed president and chief executive officer. Mr. Rice entered into a three year employment agreement with Viragen. Following the initial three-year term, the agreement is automatically extended for an additional year on each anniversary unless either party provides at least ninety days notice of their intent not to extend. The agreement provides for a base salary of $300,000 per year and an incentive bonus. The incentive bonus is based upon performance and achievement of agreed standards. Commencing in calendar 2005, the board of directors shall recommend an annual incentive bonus which will not be less than $75,000. Mr. Rice also was granted options to purchase 150,000 shares of our common stock, exercisable at $2.10 per share for a five year period from their vest date. These options vest as follows:
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

     Carl N. Singer was elected a director in August 1997 and currently serves as chairman of the board of directors and chairman of the executive committee. Mr. Singer has served as chairman of the board of Viragen International since 2000. Commencing in March 2000, Mr. Singer receives $100,000 per year from Viragen for his services as chairman of the board and chairman of the executive committee.
     Mr. Healey serves as executive vice president, chief financial officer secretary and treasurer of Viragen. He also serves as executive vice president, chief financial officer, secretary and director of Viragen International, Inc. On March 1, 2001, Mr. Healey renewed his employment agreement with Viragen for an additional two years. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least ninety days notice of their intent not to renew. Under this agreement, Mr. Healey received an annual salary of $252,000. On February 14, 2003, Mr. Healey executed an amendment to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock. On March 1, 2003, Mr. Healey again executed an amendment to his employment agreement which provided for the payment of 75% of his salary in the form of shares of Viragen common stock, which continued through June 30, 2003. Effective July 1, 2003, Mr. Healey executed an amendment to his employment agreement whereby his annual salary was reduced to $200,000, which was subsequently increased to $210,000 in lieu of other compensation.
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
     Melvin Rothberg served as executive vice president — operations. On July 1, 2001, Mr. Rothberg renewed his two year employment agreement with Viragen. Under this agreement, Mr. Rothberg received an annual salary of $172,500. He also received an automobile allowance of $600 per month. Effective February 28, 2002 Mr. Rothberg’s annual salary was increased to $181,500 to reflect his added responsibilities related to the acquisition of ViraNative. On February 14, 2003, Mr. Rothberg executed an addendum to his employment agreement which provided for the payment of 20% of his salary in the form of shares of Viragen common stock which continued through June 30, 2003.
     On July 1, 2004, Mr. Rothberg entered into a new two year employment agreement. Following the initial two year term, the agreement was to automatically extend for one additional year on each anniversary unless either party provided at least ninety days notice of their intent not to renew. The agreement provided for a base annual salary of $190,000, which was subsequently increased to $198,500 in lieu of other compensation. On April 22, 2005, Viragen entered into an agreement with Mr. Rothberg, pursuant to which the parties agreed to an early termination of the employment agreement dated July 1, 2004. Upon execution of the agreement by the parties, Mr. Rothberg resigned as executive vice president — operations of Viragen and all other positions in which he served Viragen or its subsidiaries, including Viragen International.
     In October 2001, Mr. Burke joined Viragen as Controller. Upon his employment, Mr. Burke entered into a two year employment agreement. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least 90 days notice of their intent not to extend. In January 2002, Mr. Burke’s employment agreement was modified, increasing his salary to $120,000 per year. In March 2004, Mr. Burke was appointed as vice president of Viragen. On June 21, 2004, his employment agreement was modified, increasing his an annual salary to $145,000, effective July 1, 2004, and provided for a grant of 20,000 options to purchase shares of Viragen common stock. The options vest one-half upon the grant date and one-half on the first anniversary of the grant date. These options are exercisable at $1.57 per share and are exercisable for five years from the vest date.

Option/SAR Grants in Last Fiscal Year
     The following table includes information as to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2005 to each person named in the Summary Compensation Table.

Potential
Realized Value at
	Individual Grants				Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%
Charles A Rice	—	—	—	—	—	—
Carl N. Singer	—	—	—	—	—	—
Dennis W. Healey	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—
Nicholas M. Burke	—	—	—	—	—	—
Option Exercises and Holdings
     The following table includes information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2005 by each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2005 fiscal year.
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money
	Acquired on	Value	Options at FY End (#)		Options at FY End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Rice	—	$—	100,000	50,000	$—	$—
Carl N. Singer	—	—	32,667	—	—	—
Dennis W. Healey	—	—	50,000	—	—	—
Melvin Rothberg	—	—	5,000	—	—	—
Nicholas M. Burke	—	—	32,500	—	—	—
EQUITY COMPENSATION PLAN INFORMATION
     The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2005.

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exerciseice price of	avaliable for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants, and rights	warrants, and rights	Securities reflected in column (a))
Equity compensation plans approved by security holders	334,467	$5.50	123,993
Equity compensation plans not approved by security holders (1)	117,500	23.24	—

Total	451,967		123,993

(1)	Consisting of securities issued in connection with research, supply and consulting agreements.

1997 Amended Stock Option Plan and 1995 Amended Stock Option Plan
     On May 15, 1995 the board of directors adopted, subject to approval by the stockholders, a stock option plan, called the 1995 Stock Option Plan. The board of directors reserved 400,000 shares of common stock under the 1995 Stock Option Plan. On September 22, 1995, the board of directors amended the 1995 Stock Option Plan to define certain terms and clarify the minimum exercise price of the non-qualified options. Viragen stockholders ratified the 1995 Stock Option Plan at the annual meeting held on December 15, 1995. The 1995 Stock Option Plan expired in May 2005. This expiration did not affect the validity of outstanding stock options previously granted under the 1995 Stock Option Plan.
     On January 27, 1997 the board of directors adopted, subject to approval by the stockholders, a stock option plan called the 1997 Stock Option Plan. Viragen stockholders ratified the 1997 Stock Option Plan at the annual meeting held on February 28, 1997. On April 24, 1998 the board of directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Stock Option Plan. This amendment reserved an additional 100,000 shares of common stock for issuance under the plan. On July 31, 1998, the stockholders ratified this amendment to the 1997 Stock Option Plan. This amendment brought the total shares reserved under the 1997 Stock Option Plan to 400,000 shares. As of September 6, 2005, there were approximately 123,993 shares available under the 1997 Stock Option Plan.
     The board of directors may amend, suspend or terminate the 1997 Stock Option Plan at any time. However, no amendment can be made which changes the minimum purchase price, except in the event of adjustments due to changes in Viragen’s capitalization. Unless the 1997 Stock Options Plan has been suspended or terminated by the board of directors, the plan will expire on January 27, 2007. The termination or expiration of the plan would not affect the validity of any plan options previously granted.
     The compensation committee of the board of directors and the board of directors currently administer the 1997 Stock Option Plan. Administration of the plan includes determining:
•	the persons who will be granted plan options,

•	the type of plan options to be granted,

•	the number of shares subject to each plan options, and

•	the exercise price of plan options.
     Stock options granted under the 1997 Stock Option Plan may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the plan also includes a reload option provision. This provision permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive option, which is granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors or the compensation committee determine the term of stock options granted under the plan and the manner in which they may be exercised. No stock options granted under the plan may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen’s common stock, no plan option may be exercisable more than five years after the date of the grant.
     Officers, directors, key employees and consultants of Viragen and its subsidiaries are eligible to receive non-qualified options under the 1997 Stock Option Plan. Only officers, directors and employees who are employed by Viragen or by any of its subsidiaries are eligible to receive incentive options.

     Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under an amendment to the 1997 stock option plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the compensation committee. If an optionee’s employment is terminated for any reason, other than his or her death or disability, or if an optionee is not an employee but is a member of Viragen’s board of directors and his or her service as a director is terminated for any reason, other then death or disability, the plan option granted will lapse to the extent unexercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his or her employment, the plan option granted will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.
Other Option Grants
     On February 17, 2005, we granted options to purchase 2,500 shares of our common stock to Dr. Nancy A. Speck upon her appointment to the board of directors. The options vest one-half on the grant date and one-half on the first year anniversary of the grant date. The options are exercisable over five years from the vest dates, at an exercise price of $0.85 per share.
Long-term Incentive Plan Awards
     During the most recently completed fiscal year, no long-term incentive plan awards, within the meaning of paragraph (a)(7)(iii) of Item 402 of Regulation S-K, were awarded to any person named in the summary compensation table.
Pension Plans
     We have no defined benefit or actuarial plans under which benefits are determined primarily by final compensation (or average final compensation) and year of service.
Repricing of Options/SARs
     During the most recently completed fiscal year, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any person named in the summary compensation table.

Item 12. Security Ownership of Certain Beneficial Owners and Management, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The following table shows certain information known to us regarding Viragen’s common stock beneficially owned at September 6, 2005, by:
•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen’s common stock,

•	each of Viragen’s directors,

•	each of Viragen’s officers identified in the summary compensation table, and

•	all officers and directors as a group.
     Under securities law, a person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days.
     This table is based upon 37,087,677 shares of common stock outstanding at September 6, 2005, and does not give effect to:
•	the issuance of up to 21,858,660 shares that would be issued in the event outstanding options and warrants are exercised and upon the conversion of convertible notes or preferred stock, except with respect to beneficial ownership of shares attributable to the named person in accordance with Securities and Exchange Commission rules.

			Common Shares
			Beneficially Owned
	Number of
	Shares	Percent		Acquirable
	Beneficially	of		Within
Name of Beneficial Owner	Owned	Class	Currently	60 days
Charles A. Rice	250,000	*	100,000	150,000
Randolph A. Pohlman	4,112	*	1,112	3,000
Robert C. Salisbury	39,000	*	20,500	18,500
Charles J. Simons	21,447	*	19,447	2,000
Carl N. Singer	479,852	1.3%	447,185	32,667
Nancy A. Speck	1,250	*	—	1,250
C. Richard Stafford	103,000	*	100,000	3,000
Dennis W. Healey	152,565	*	102,565	50,000
Nicholas M. Burke	32,500	*	—	32,500
Alexandra Global Master Fund Ltd.	3,323,071	8.2	90,876	3,232,195
Palisades Master Fund L.P	3,583,176	8.8	—	3,583,176
Satellite Strategic Finance Associates, LLC (1)	4,070,000	9.9	—	4,070,000
Officers and Directors as a group (9 persons)	1,083,726	2.9	790,809	292,917

*	less than 1%

(1)	Does not include shares issuable upon conversion of notes and/or warrants if conversion or exercise would increase the holder’s beneficial ownership to more than 9.9%.
     The beneficial ownership figures include 373,635 shares of common stock held by Fundamental Management Corporation, a Florida-based institutional investment fund, which have been attributed to Carl N. Singer. Mr. Singer is the chairperson of Fundamental Management Corporation. Mr. Salisbury is president and a director of Fundamental Management Corporation. Mr. Salisbury and Mr. Simons are investors in funds managed by Fundamental Management Corporation.

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
     Based on our records and other information, we believe that during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed, except as described below:
•	In April 2005, C. Richard Stafford, a director of the Company, purchased 21,931 shares of Viragen common stock. As a consequence of an administrative error, the Form 4 reporting this purchase was filed late.

Stock Price Performance Graph
     The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 2000 through June 30, 2005, with the cumulative total return on the AMEX Market Value Index and the NASDAQ Biotechnology Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG VIRAGE, INC. , THE AMEX MARKET VALUE (U.S. & FOREIGN) INDEX
AND THE NASDAQ BIOTECHNOLOGY INDEX

* $100 invested on 6/30/00 in stock or index-including reinvestment of dividends
Fiscal year ending June 30.

Item 13. Certain Relationships and Related Transactions
     Carl N. Singer, chairperson of the board of directors of Viragen, also serves as chairperson of the board of directors of Viragen International. Mr. Singer receives $100,000 per year for his services as Viragen and Viragen International’s chairperson of the board of directors and chairperson of Viragen’s executive committee. He receives no other director fees. Charles A. Rice, president and chief executive officer of Viragen, serves in the same capacities for Viragen International. Mr. Rice is also a director of both Viragen and Viragen International, Inc. Dennis W. Healey, executive vice president and chief financial officer of Viragen, serves in the same capacities for Viragen International. Mr. Healey is also a director of Viragen International, Inc. Professor William H. Stimson is a director of Viragen International and also serves as a compensated consultant. During the fiscal year ended June 30, 2005, Professor Stimson received approximately $112,000 for his consulting services.
     During the fiscal year ended June 30, 2005 we provided approximately $8.6 million of funding to Viragen International, our majority-owned subsidiary. As of June 30, 2005, we have a receivable of approximately $20.3 million from Viragen International. This amount does not show in our balance sheet because Viragen International is consolidated with Viragen for financial reporting purposes. Historically, this balance has been settled by the issuance of shares of Viragen International common stock to Viragen at the then market price.
     On August 31, 2004, we contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of Viragen International’s common stock was $0.18 per share as quoted on the over-the-counter bulletin board. We received 5,555,556 shares of Viragen International common stock for the capital contribution, which increased our ownership in Viragen International to approximately 81.2%.
     During October 1998, Peter Fischbein, a former director, exercised options to purchase 20,000 shares of Viragen common stock at $5.00 per share. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. This promissory note accrued interest at 5.06%, payable semi-annually, and was secured by the underlying common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 2,500 shares of Viragen common stock at $5.00 per share through the issuance of another promissory note payable to Viragen totaling $12,500, and related pledge and escrow agreements. This promissory note accrued interest at 6.46%, payable semi-annually. The shares of common stock purchased are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein consolidated his October 1998 and February 2000 notes by issuing a two year promissory note payable to Viragen totaling approximately $114,000. This promissory note bears interest at 3.5%, payable semi-annually, and is secured by the underlying common stock purchased. Mr. Fischbein is current with the semi-annual interest payments on this promissory note.

Item 14. Principal Accountant Fees and Services
     The following table presents fees for professional services rendered by Ernst & Young LLP for the fiscal years ended June 30, 2005 and 2004.

	June 30,
	2005	2004
Audit fees	$596,000	$296,000
Audit related fees	—	—
Tax fees	82,000	42,000
All other fees	—	—

Total	$678,000	$338,000

     Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, including Sarbanes-Oxley Section 404 attest services in fiscal 2005, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings and consents and other services related to SEC matters. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements.
     Audit related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and not included under audit fees.
     Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.
Pre-Approval Policy
     In April 2004, we implemented an Audit and Non-Audit Services Pre-Approval Policy. This policy conforms to guidelines established under the Sarbanes-Oxley Act of 2002 and is administered by the audit and finance committee and the board of directors. The policy provides that the audit and finance committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that they do not impair their independence. Our policy provides for both general pre-approval and specific pre-approval guidelines. The policy states that unless a type of service has received general pre-approval, it will require specific pre-approval by the audit and finance committee if it is to be provided by our independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
          See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report of Form 10-K.
          (a)(2) Financial Statement Schedules
     All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.
     (a)(3) Exhibits

Exhibit
Number	Description
3.	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation and By-Laws (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

3.2	Certificate of Amendment of Certificate of Incorporation dated September 11, 1986 (incorporated by reference to Viragen’s registration statement on Form S-2 dated October 24, 1986, File No. 33-9714).

3.3	Certificate of Amendment of Certificate of Incorporation dated April 8, 1987 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.4	Certificate of Amendment of Certificate of Incorporation dated May 11, 1993 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.5	Certificate of Amendment of Certificate of Incorporation dated February 28, 1997 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation dated July 2, 1997 (incorporated by reference to Viragen’s current report on Fort 8-K dated April 17, 2000, filed on April 13, 2000).

3.7	Certificate of Amendment of Certificate of Incorporation dated October 4, 1999 (incorporated by reference to Viragen’s current report on Form 8-K dated April 17, 2000, filed on April 13, 2000).

3.8	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001.

3.9	Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (incorporated by reference to the company’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

3.10	Certificate of Amendment to Certificate of Incorporation dated June 25, 2003 (incorporated by reference to the company’s registration statement on Form S-3 dated June 26, 2003, File No. 333-106536).

4.	Instruments defining the rights of security holders, including indentures.

4.1	Form of common Stock Certificate (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).

4.2	Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4).

4.3	Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15.

4.4	1995 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed June 9, 1995).

4.5	1997 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement of Form S-8 filed April 17, 1998).

Exhibit
Number	Description
4.6	Subscription Agreement between Active Investors Ltd. II and Viragen, Inc. dated February 18, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.7	Loan and Escrow Agreement between AMRO International, S.A. and Viragen, Inc. dated March 1, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.8	Common Stock Purchase Warrant issued to Equitable Equity Lending, Inc. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-3 filed May 19, 2000).

4.9	Common Stock Purchase Warrant granted to Girmon Investment Co., Limited dated December 21, 1998 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.10	Common Stock Purchase Warrant granted to Robert Keller, M.D. dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.11	Common Stock Purchase Warrant granted to David W. Kirchembaum dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.12	Common Stock Purchase Warrant granted to Bradford J. Beilly dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.13	Common Stock Purchase Warrant granted to Catherine Patrick dated November 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.14	Form of Common Stock Purchase Warrants granted to Pablo A. Guzman, M.D. between April 2, 1998 and November 4, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.15	Common Stock Purchase Warrant granted to Dunwoody Brokerage Services, Inc. dated December 28, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.16	Common Stock Purchase Warrant granted to David Squillacote dated July 1, 1999 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.17	Common Stock Purchase Warrant granted to Cameron Associates, Inc. dated January 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.18	Common Stock Purchase Warrant granted to Nassau Securities, Int’l. dated April 17, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

4.19	Stock Option Agreement between Viragen, Inc. and Gerald Smith dated February 7, 2000 (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed May 19, 2000).

10.	Material contracts.

10.1	Research Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, File No. 2-89390, dated February 10, 1984 (“Medicore’s S-1”), Part II, Item 16(a)(10)(xxxiii)).

10.2	License Agreement between the Registrant and Viragen Research Associates Limited Partnership dated December 29, 1983 (incorporated by reference to Medicore’s S-1, Part II, Item 16(a)(10)(xxxiv)).

10.3	Royalty Agreement between the Company and Medicore, Inc. dated November 7, 1986 (incorporated by reference to the November 1986 Form 8-K, Item 7(c)(i)).

10.4	Amendment to Royalty Agreement between the Company and Medicore, Inc. dated November 21, 1989 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

10.5	Agreement for Sale of Stock between the Company and Cytoferon Corp. dated February 5, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 1993 Item 7(c)(28)).

10.6	Addendum to Agreement for Sale of Stock between the Company and Cytoferon Corp. dated May 4, 1993 (incorporated by reference to the Company’s Current Report on Form 8-K dated May 5, 1993, Item 7(c)(28)(i)).

Exhibit
Number	Description
10.7	Amendment No. 2 to the Royalty Agreement between the Company and Medicore, Inc. dated May 11, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix)).

10.8	Marketing and Management Services Agreement between the Company and Cytoferon Corp. dated August 18, 1993 (incorporated by reference to the Company’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xxiii)).

10.9	Agreement for Sale of Stock between Cytoferon and the Company dated November 19, 1993 (incorporated by reference to the Company’s June 30, 1994 Form 10-K, Part IV, Item 14(a)(10)(xxiv)).

10.10	Amendment No. 1 to Agreement for Sale of Stock with Cytoferon (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxii)).

10.11	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to the Company’s 1995 Form SB-2, Part II, Item 27(10)(xxxvi)).

10.12	Series H Convertible Preferred Stock, Form of Subscription Agreement dated February 17, 1998 and related Registration Agreement and Common Stock Purchase Warrants (incorporated By reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.13	Series I Convertible Preferred Stock, Form of Subscription Agreement dated April 2, 1998 and related Registration Rights Agreement and Common Stock Purchase Warrants (incorporated by reference to the Company’s Registration Statement on Form S-3 dated April 17, 1998).

10.14	Cooperation and Supply Agreement between the Company, Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to The Securities and Exchange Commission).

10.15	Buffycoat Supply Agreement between America’s Blood Centers and the Company dated July 15, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.16	Agreement between the Company and the American Red Cross dated August 18, 1998 (Certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submitted to the Securities and Exchange Commission).

10.17	Strategic Alliance Agreement between the Company and Inflammatics, Inc. and Inflammatics Inc. Series A Convertible Preferred Stock Purchase Agreement (incorporated By reference to the Company’s Annual Report on Form 10-K for The year ended June 30, 1998).

10.18	Gerald Smith Pledge and Escrow Agreement for 200,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.19	Gerald Smith Pledge and Escrow Agreement for 50,000 shares dated September 1, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 1998).

10.20	Dennis W. Healey Pledge and Escrow Agreement for 200,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.21	Dennis W. Healey Pledge and Escrow Agreement for 50,000 Shares dated September 1, 1998 (incorporated by reference to The Company’s Annual Report on Form 10-K/A for the year Ended June 30, 1998).

10.22	Southern Health SDN. BHD Option to Purchase Master License dated March 23, 1998.

10.23	Placement Agreement, Placement Agent Warrant and Investor Warrant dated September 22, 1998 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.24	Purchase Agreement between the Registrant, the Isosceles Fund and Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Amendment No. 1 to Registration Statement on Form S-3 filed on June 21, 1999, File No. 333-75749).

Exhibit
Number	Description
10.25	8% Redeemable Convertible Promissory Note to the Isosceles Fund dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.26	8% Redeemable Convertible Promissory Note to Cefeo Investments Limited dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.27	Common Stock Purchase Warrant issued to the Isosceles Fund Dated March 17, 1999 (incorporated by reference to Viragen’s Form S-3 registration statement filed April 6, 1999, File No. 333-75749).

10.28	Supply and Distribution Agreement between Viragen and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.29	Employment Agreement between Viragen and Gerald Smith dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.30	Employment Agreement between Viragen and Dennis W. Healey Dated March 1, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.31	Memorandum of Agreement between the Isosceles Fund and the Company dated March 17, 1999 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.32	Letter of Intent between the Company and Drogsan Healthcare Dated July 2, 1999 (incorporated by reference to the Viragen (Europe) Ltd. Annual Report on Form 10-K for the year ended June 30, 1999).

10.33	Common stock and Warrants Agreement. Stock Purchase Warrant and Registration Rights Agreement dated November 24, 1999 (incorporated by reference to Viragen’s Current Report on Form 8-K dated December 9, 1999).

10.34	Carl N. Singer Promissory Note, Pledge and Escrow Agreement for 50,000 shares dated October 1, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.35	Peter Fischbein Promissory Note, Pledge and Escrow Agreement for 200,000 shares dated October 8, 1998 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.36	Employment Agreement, Stock Option Agreement between Viragen and Melvin Rothberg dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.37	Employment Agreement, Stock Option Agreement between Viragen (Scotland) Ltd. and Dr. D. Magnus Nicolson dated July 1, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.38	Promissory Note and Mortgage and Security Agreement dated August 10, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.39	Mortgage and Security Agreement dated November 3, 1999 (incorporated by reference to Viragen’s Form S-1/A registration statement filed December 22, 1999, File No. 333-75749).

10.40	Dennis W. Healey Promissory Note, Pledge and Escrow Agreement for 100,000 shares dated October 3, 2000 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.41	Development, License and Collaborative Agreement between Roslin Institute (Edinburgh) and Viragen, Inc. dated November 15, 2000 (incorporated by reference to Viragen’s Form S-3 registration statement filed December 29, 2000, File No. 333-52996).

10.42	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

Exhibit
Number	Description
10.43	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.44	Consulting Agreement, Stock Option Agreement between Viragen and E. Donald Shapiro dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.45	Consulting Agreement, Stock Option Agreement between Viragen and Abraham Cohen dated March 21, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.46	Option Agreement between Geron Corporation and Viragen, Inc. Dated May 14, 2001 (incorporated by reference to Viragen’s Form S-3 registration statement filed June 18, 2001, File No. 333-63246).

10.47	Consulting Agreement between Viragen and Robert C. Salisbury dated May 23, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.48	Agreement for the Acquisition of BioNative AB between Hakan Borg and others, Viragen (Europe) Limited and Viragen, Inc. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s Annual Report on Form 10-K filed September 28, 2001).

10.49	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001).

10.50	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s quarterly report on Form 10-Q filed November 19, 2001).

10.51	Securities Purchase Agreement, Convertible Debentures, Common Stock Purchase Warrants and Registration Rights Agreement dated January 11, 2002 (incorporated by reference to Viragen’s Current Report on Form 8-K dated January 15, 2002).

10.52	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)

10.53	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)

10.54	Securities Purchase Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.55	Form of Convertible Debenture (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.56	Form of Common Stock Purchase Warrant (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.57	Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on December 5, 2002)

10.58	Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.59	Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.60	Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

Exhibit
Number	Description
10.61	Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.62	First Amendment dated February 27, 2003 to the Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.63	Secured Convertible Debenture between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.64	Secured Convertible Debenture between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.65	Stock Purchase Warrant between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.66	Stock Purchase Warrant between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.67	Consulting Agreement between Viragen, Inc. and Gerald Smith dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.68	Common Stock Purchase Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.69	Registration Rights Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.70	Form of Common Stock Purchase Warrant dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.71	Securities Purchase Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.72	Form of Secured Convertible Debenture for Securities Purchase Agreement dated April 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.73	Form of Stock Purchase Warrant for Securities Purchase Agreement dated April 16, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.74	Registration Rights Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.75	Additional Funding Agreement dated May 8, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

Exhibit
Number	Description
10.76	Additional Funding Agreement dated May 13, 2003 between Viragen, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on May 30, 2003, File No. 333-105668)

10.77	Secured Promissory Note dated August 6, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.78	Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.79	Form of Stock Purchase Warrant for Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.80	Securities Purchase Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.81	Form of Secured Convertible Debenture for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.82	Form of Stock Purchase Warrant for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.83	Registration Rights Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.84	Letter dated June 1, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.85	Addendum to employment agreement with Dennis W. Healey dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.86	Addendum #2 to employment agreement with Dennis W. Healey dated March 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.87	Addendum to employment agreement with Douglas D. Lind, M.D. dated February 14, 2003(incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.88	Addendum to employment agreement with Melvin Rothberg dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.89	Officers and Directors Alternative Stock Compensation Plan (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.90	Douglas D. Lind, M.D. Common Stock Purchase Warrant agreement dated June 16, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

Exhibit
Number	Description
10.91	Toni Vallen Common Stock Purchase Warrant agreement dated August 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.92	Securities Purchase Agreement dated as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.93	Registration Rights Agreement entered into as of September 29, 2003, between Viragen, Inc., and Palisades Equity Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP, Crestview Capital Fund II, LP, PEF Advisors LLC and PEF Advisors LLP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.94	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated September 29, 2003 (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.95	Securities Purchase Agreement dated as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.96	Registration Rights Agreement entered into as of December 23, 2003, between Viragen, Inc., and Palisades Master Fund LP, Alpha Capital AG, Crescent International, Ltd., Bristol Investment Fund Ltd., Gryphon Master Fund, LP and Gamma Opportunity Capital Partners, LP (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.97	Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated December 23, 2003 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.98	Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc. executed March 4, 2004, effective December 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.99	Employment Agreement, Stock Option Agreements between Viragen, Inc. and Charles A. Rice dated March 29, 2004. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.100	Form of Securities Purchase Agreement dated as of April 1, 2004 between Viragen, Inc. and each of eight institutional investors (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.101	Form of convertible promissory note issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.102	Form of common stock purchase warrant accompanying notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.5 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.103	Form of common stock purchase warrant issuable upon prepayment of notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.6 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

Exhibit
Number	Description
10.104	Form of convertible promissory note issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.105	Form of common stock purchase warrant issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.106	Form of registration rights agreement executed on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.107	Agreement between Viragen, Inc. and Melvin Rothberg dated April 22, 2005 (incorporated by reference to the Company’s current report on Form 8-K filed April 22, 2005)

10.108	General Release by Viragen, Inc. in favor of Melvin Rothberg dated April 22, 2005 (incorporated by reference to the Company’s current report on Form 8-K filed April 22, 2005)

10.109	General Release by Melvin Rothberg in favor of Viragen, Inc. dated April 22, 2005 (incorporated by reference to the Company’s current report on Form 8-K filed April 22, 2005)

21.1	Subsidiaries of the registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN, INC.

By:	/s/ Charles A. Rice

Charles A. Rice
President and Chief Executive Officer
Dated: September 12, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles A. Rice Charles A. Rice	President and Chief Executive Officer	September 12, 2005
/s/ Carl N. Singer Carl N. Singer	Director, Chairman of the Board and Chairman of the Executive Committee	September 10, 2005
/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, Director and Secretary	September 12, 2005
/s/ Randolph A. Pohlman Randolph A. Pohlman	Director	September 12, 2005
/s/ Robert C. Salisbury Robert C. Salisbury	Director and Chairman of the Nominating and Governance Committee	September 9, 2005
/s/ Charles J. Simons Charles J. Simons	Director and Chairman of the Audit and Finance Committee	September 10, 2005
Nancy A. Speck	Director	September ___, 2005
/s/ C. Richard Stafford C. Richard Stafford	Director and Chairman of the Compensation Committee	September 10, 2005
/s/ Nicholas M. Burke Nicholas M. Burke	Vice President, Controller and Principal Accounting Officer	September 12, 2005

FORM 10-K — ITEM 8
VIRAGEN, INC. AND SUBSIDIARIES
     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Viragen, Inc.
     We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that Viragen, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses, has an accumulated deficit and has a working capital deficiency. The Company’s ability to continue as a going concern is dependent on its ability to raise adequate capital to fund necessary product commercialization and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Viragen, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Viragen, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Viragen, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Viragen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Viragen, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Viragen, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viragen, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of Viragen, Inc. and our report dated September 7, 2005 expressed an unqualified opinion thereon. Our report also includes a fourth paragraph discussing the Company’s recurring operating losses, accumulated deficit and working capital deficiency which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 7, 2005

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$6,885,537	$22,753,271
Accounts receivable	39,350	31,788
Inventories	2,349,513	3,477,214
Prepaid expenses	820,922	1,353,350
Other current assets	832,610	1,022,356

Total current assets	10,927,932	28,637,979
Property, plant and equipment
Land, building and improvements	5,327,018	3,805,834
Equipment and furniture	5,670,671	5,520,677
Construction in progress	19,630	1,861,846

	11,017,319	11,188,357
Less accumulated depreciation	(5,262,769)	(4,362,976)

	5,754,550	6,825,381
Goodwill	3,653,159	10,295,140
Developed technology, net	1,608,585	1,828,122
Deposits and other assets	40,566	633,374

	$21,984,792	$48,219,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$749,561	$814,253
Accrued expenses and other liabilities	1,116,637	1,411,458
Convertible notes	16,104,994	—
Line of credit and short term borrowings	224,245	1,076,645
Current portion of long-term debt	33,228	153,723

Total current liabilities	18,228,665	3,456,079
Convertible notes	—	12,490,919
Long-term debt, less current portion	598,104	1,072,087
Deferred income tax liability	456,540	500,368
Royalties payable	107,866	107,866
Minority interest in subsidiary	—	1,403,096

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 and 2,250 issued and outstanding at June 30, 2005 and 2004, respectively. Liquidation preference value: $10 per share, aggregating $21,500 at June 30, 2005 and $22,500 at June 30, 2004	2,150	2,250
Common stock, $.01 par value. Authorized 100,000,000 shares; 37,087,677 issued and outstanding at June 30, 2005; 36,568,385 issued and outstanding at June 30, 2004	370,877	365,685
Capital in excess of par value	146,580,467	146,337,835
Accumulated deficit	(146,680,119)	(120,470,263)
Accumulated other comprehensive income	2,320,242	2,954,074

Total stockholders’ equity	2,593,617	29,189,581

	$21,984,792	$48,219,996

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2005	2004	2003
Product sales	$278,784	$266,137	$630,785

Costs and expenses
Cost of sales	2,611,406	2,046,799	1,296,691
Inventory write-down	720,450	—	—
Research and development	4,958,105	3,592,173	3,318,768
Selling, general and administrative	8,638,529	7,367,950	7,231,189
Impairment of goodwill	6,936,215	—	—
Amortization of intangible assets	168,944	158,270	183,534
Interest and other income, net	(1,538,067)	(632,378)	(535,428)
Interest expense	5,654,975	7,393,239	8,007,097

Loss before income taxes and minority interest	(27,871,773)	(19,659,916)	(18,871,066)

Income tax benefit	43,828	43,828	60,686
Minority interest in net loss of subsidiary	1,620,239	1,438,924	1,461,694

NET LOSS	(26,207,706)	(18,177,164)	(17,348,686)

Deduct required dividends on convertible preferred stock, Series A	2,150	2,550	2,650

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(26,209,856)	$(18,179,714)	$(17,351,336)

BASIC AND DILUTED NET LOSS PER COMMON SHARE, after deduction for required dividends on convertible preferred stock	$(0.71)	$(0.55)	$(1.21)

WEIGHTED AVERAGE COMMON SHARES — BASIC AND DILUTED	36,697,852	33,183,832	14,393,803

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred			Capital				Other	Notes
	Stock,	Common Stock		in Excess	Treasury Stock		Accumulated	Comprehensive	Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income	Directors	Total

Balance at June 30, 2002	$2,650	10,398,658	$104,832	$97,141,424	84,528	$(1,277,613)	$(84,939,213)	$656,237	$(217,697)	$11,470,620
Net loss							(17,348,686)			(17,348,686)
Foreign currency translation adjustment								1,843,383		1,843,383

Comprehensive loss										(15,505,303)
Retirement of treasury shares at cost			(845)	(1,276,768)	(84,528)	1,277,613				—
Private placement of common stock, net		1,060,978	10,610	2,724,914						2,735,524
Beneficial conversion on convertible debentures				4,539,622						4,539,622
Value of detachable warrants issued with convertible debentures				3,086,026						3,086,026
Conversion of convertible debentures into common stock		8,977,223	89,772	7,501,472						7,591,244
Exercise of debt and equity offering warrants		4,498,253	44,983	2,239,768						2,284,751
Shares of common stock issued upon closing of convertible debentures		745,210	7,452	291,330						298,782
Compensation expense on stock options and warrants				170						170
Consulting fees paid with common stock		80,000	800	109,198						109,998
Change in minority interest ownership in Viragen International				(1,212,348)						(1,212,348)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees		98,344	983	105,092						106,075
Collections on promissory notes for common stock exercises									108,299	108,299
Accrued interest income on director’s notes									(3,993)	(3,993)
Reclassification of note from former director									113,391	113,391
Dividend on Series A preferred stock							(2,650)			(2,650)

Balance at June 30, 2003	$2,650	25,858,666	$258,587	$115,249,900	—	$—	$(102,290,549)	$2,499,620	$—	$15,720,208

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

								Accumulated
	Preferred			Capital				Other	Notes
	Stock,	Common Stock		in Excess	Treasury Stock		Accumulated	Comprehensive	Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income	Directors	Total

Balance at June 30, 2003	$2,650	25,858,666	$258,587	$115,249,900	—	$—	$(102,290,549)	$2,499,620	$—	$15,720,208
Net loss							(18,177,164)			(18,177,164)
Foreign currency translation adjustment								1,208,506		1,208,506

Comprehensive loss										(16,968,658)
Repurchase of Series A preferred stock	(400)			(2,100)						(2,500)
Private placement of common stock, net		4,546,696	45,467	8,869,683						8,915,150
Beneficial conversion on convertible notes and debentures				6,362,420						6,362,420
Value of detachable warrants issued with convertible notes and debentures				4,246,916						4,246,916
Conversion of convertible debentures into common stock		3,667,055	36,671	7,227,365						7,264,036
Exercise of debt and equity offering warrants		2,439,308	24,393	3,758,639						3,783,032
Exercise of compensatory common stock options and warrants		18,000	180	19,620						19,800
Compensation expense on stock options and warrants				13,338						13,338
Consulting fees paid with common stock		49,670	497	126,043						126,540
Change in minority interest ownership in Viragen International				508,301				(754,052)		(245,751)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees		18,429	184	38,016						38,200
Cancellation of shares in partial settlement of notes receivable		(31,000)	(310)	(80,290)						(80,600)
Shares issued for fractional interests in connection with reverse stock split		1,561	16	(16)						—
Dividend on Series A preferred stock							(2,550)			(2,550)

Balance at June 30, 2004	$2,250	36,568,385	$365,685	$146,337,835	—	$—	$(120,470,263)	$2,954,074	$—	$29,189,581

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

								Accumulated
	Preferred			Capital				Other	Notes
	Stock,	Common Stock		in Excess	Treasury Stock		Accumulated	Comprehensive	Due From
	Series A	Shares	Amount	of Par Value	Shares	Amount	Deficit	Income	Directors	Total

Balance at June 30, 2004	$2,250	36,568,385	$365,685	$146,337,835	—	$—	$(120,470,263)	$2,954,074	$—	$29,189,581
Net loss							(26,207,706)			(26,207,706)
Foreign currency translation adjustment								(518,364)		(518,364)

Comprehensive loss										(26,726,070)
Repurchase of Series A preferred stock	(100)			(500)						(600)
Shares issued as payment of interest on convertible notes		519,292	5,192	344,808						350,000
Change in minority interest ownership in Viragen International				(101,676)				(115,468)		(217,144)
Dividend on Series A preferred stock							(2,150)			(2,150)

Balance at June 30, 2005	$2,150	37,087,677	$370,877	$146,580,467	—	$—	$(146,680,119)	$2,320,242	$—	$2,593,617

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2005	2004	2003

OPERATING ACTIVITIES
Net loss	$(26,207,706)	$(18,177,164)	$(17,348,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970,492	867,824	843,883
Amortization of intangible assets	168,944	158,270	183,534
Inventory write-down	720,450	—	—
Impairment of goodwill	6,936,215	—	—
Loss on disposition of property, plant and equipment	—	126,165	8,578
Net unrealized gain on foreign exchange remeasurement	(9,177)	—	—
Gain on remeasurement of subsidiary intercompany liability	(595,776)	—	—
Fees paid with shares of common stock	60,000	98,200	193,369
Compensation expense on common stock options and warrants	—	13,338	170
Minority interest in loss of subsidiary	(1,620,239)	(1,438,924)	(1,461,694)
Amortization of discounts on convertible notes and debentures	3,614,075	6,268,192	7,070,072
Amortization of deferred financing costs	549,604	474,033	627,485
Interest paid with shares of common stock	350,000	—	—
Deferred income tax benefit	(43,828)	(43,828)	(60,686)
Reserve for notes receivable	—	57,923	47,000
Increase (decrease) relating to operating activities from:
Accounts receivable	(7,562)	73,546	244,631
Inventories	407,251	(165,631)	(1,445,015)
Prepaid expenses	946,673	(474,716)	196,438
Other current assets	(42,592)	(139,375)	886,901
Accounts payable	(62,935)	(852,516)	81,955
Accrued expenses and other liabilities	(296,571)	172,369	(87,330)
Other	(953)	70,400	2,786

Net cash used in operating activities	(14,163,635)	(12,911,894)	(10,016,609)

INVESTING ACTIVITIES
Purchase of short-term investments	(5,519,700)	—	—
Maturities of short-term investments	5,593,350	—	—
Additions to property, plant and equipment	(234,677)	(1,453,366)	(359,418)
Proceeds from sale of property, plant and equipment	24,738	35,783	—
Contribution received for capital investment in Sweden	278,005	—	—

Net cash provided by (used in) investing activities	141,716	(1,417,583)	(359,418)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and debentures, net	—	18,956,611	11,895,187
Proceeds from private placements of common stock, net	—	8,915,150	2,735,524
Proceeds from exercise of debt and equity offering warrants	—	3,783,032	2,284,751
Net payments on lines of credit and short term borrowings	(1,048,689)	(554,572)	(449,998)
Payments on convertible debentures	—	(65,316)	(1,111,113)
Payments on long-term debt	(587,791)	(35,032)	(36,369)
Collections on promissory notes received upon exercise of compensatory common stock options	—	—	100,000
Repurchase of preferred stock shares, Series A	(1,000)	(4,000)	—
Repurchase of shares by subsidiary	—	(48,400)	—
Proceeds from exercise of compensatory common stock options and warrants	—	19,800	—

Net cash (used in) provided by financing activities	(1,637,480)	30,967,273	15,417,982
Effect of exchange rate fluctuations on cash	(208,335)	172,974	134,685

(Decrease) increase in cash and cash equivalents	(15,867,734)	16,810,770	5,176,640
Cash and cash equivalents at beginning of year	22,753,271	5,942,501	765,861

Cash and cash equivalents at end of year	$6,885,537	$22,753,271	$5,942,501

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
     Supplemental Cash Flow Information:

	Year Ended June 30,
	2005	2004	2003

Interest paid	$1,141,296	$643,995	$265,408
     During the years ended June 30, 2005, 2004 and 2003, Viragen had the following non-cash investing and financing activities:

	Year Ended June 30,
	2005	2004	2003

Purchase of insurance with notes payable	$224,245	$571,316	$30,886
Contribution of intercompany balances as capital to Viragen International	(101,676)	—	(692,528)
Prepaid expense paid with common stock	—	120,000	25,998
Conversion of convertible debentures and accrued interest into common stock	350,000	7,264,036	7,591,244
See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business and Organization: We are a biopharmaceutical company engaged in the research, development, manufacture and commercialization of pharmaceutical proteins for the treatment of viral and malignant diseases. Our product portfolio includes: Multiferon® (multiple-subtype, natural human alpha interferon) targeting a broad range of infectious and malignant diseases; and humanized monoclonal antibodies targeting specific antigens over-expressed on many types of cancers in humans. We are also pioneering the development of Avian Transgenic Technology, with the Roslin Institute, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of therapeutic proteins and antibodies.
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
     On June 15, 2004, Viragen effected a one for ten reverse split of our common stock. All share and per share information herein has been restated to retroactively reflect this reverse stock split.
     Consolidation and Basis of Presentation: The consolidated financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.
     Minority interest in net loss of subsidiary, which is shown in our consolidated statement of operations, represents the minority stockholders’ share of the net loss of Viragen International. During fiscal 2005, stockholders’ equity of Viragen International decreased to a deficit position. Because the minority stockholders are not required to fund the deficit, we ceased attributing a portion of Viragen International’s losses to the minority stockholders at that time. Since then, Viragen has absorbed 100% of Viragen International’s losses and will continue to do so until Viragen International has positive stockholders’ equity.
     During the years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $146.7 million as of June 30, 2005. Additionally, we had a cash balance of approximately $6.9 million and a working capital deficit of approximately $7.3 million at June 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have enough cash to support operations through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from operations by December 31, 2005, our plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.
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
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Foreign Currency Translation and Transactions: For our operations in Scotland and Sweden, local currencies are considered their functional currencies. For financial reporting purposes, we translate the assets and liabilities of these operations to their U.S. dollar equivalents at rates in effect at the balance sheet date. Intercompany accounts that are considered long-term in nature are translated to U.S. dollars at historical rates. We translate statement of operations accounts at average rates for the period. The resulting unrealized foreign currency translation gains and losses are included in accumulated other comprehensive income in the equity section of our balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet date and any gains or losses are recorded in interest and other income. During the fiscal year ended June 30, 2005, we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. See Note H for further discussion. This liability, which is now denominated in UK Pound Sterling is considered short-term in nature. Subsequent to the recording of the gain, we recognized a net remeasurement loss on this liability of approximately $34,000 during the fiscal year ended June 30, 2005.
     While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are recorded in interest and other income. For fiscal years 2005, 2004 and 2003, foreign currency transaction gains and losses were immaterial to our results of operations.
     Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2005, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2005, due to the variable interest rates on those instruments.
     Cash and Cash Equivalents: Cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.
     Short-Term Investments: We invest excess cash in highly liquid instruments with maturities of less than twelve months as of the date of purchase. During fiscal 2005, we invested a portion of our cash in UK Pound Sterling denominated certificates of deposit, which matured prior to June 30, 2005. For the year ended June 30, 2005, we recognized a net foreign currency remeasurement gain of approximately $74,000 related to our short-term investments.
     Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2005 and 2004, there was no allowance for doubtful accounts and no allowance for returns.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Included in work in process is approximately $643,000 of inventory that has been filled in ampoules, but that is pending final release by regulatory authorities, which is expected in the first quarter of fiscal 2006. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.
     Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the year ended June 30, 2005 we recorded write-downs of our finished product inventory totaling approximately $720,000. Subsequent to June 30, 2005 a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. We will be unable to utilize this inventory for commercial use and a write-down of approximately $560,000, net of insurance recovery, if any, will be recorded in the first quarter of fiscal 2006.
     Inventories consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Finished product	$19,234	$1,038,944
Work in process	2,031,981	2,176,116
Raw materials and supplies	298,298	262,154

Total inventories	$2,349,513	$3,477,214

     Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.
Other Current Assets: Other current assets consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Deferred financing costs	$591,780	$549,380
VAT tax refund receivable	114,506	197,384
Grant receivable	121,824	—
Licensing fee	—	250,000
Other current assets	4,500	25,592

	$832,610	$1,022,356

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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

Building and leasehold improvement	Shorter of lease term or 25 years
Equipment and furniture	3-10 years
     Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. See Note B for goodwill impairment discussion. Changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
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
     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Accrued payroll and related expenses	$459,786	$537,433
Accrued professional service fees	364,750	228,483
Accrued rent expense	64,736	103,016
Accrued royalties	31,501	66,426
Licensing fee	—	250,000
Other accrued expenses	195,864	226,100

	$1,116,637	$1,411,458

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2005, 2004 and 2003 were immaterial to our results of operations.
     Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.
     Stock-Based Compensation: As currently permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we account for our employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense for stock option grants is currently recognized if the exercise price is less than the fair value of our common stock on the grant date. Since the exercise price of the Company’s employee and director stock options granted during fiscal 2003 through 2005 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. See Note M for recent accounting pronouncement.
     Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if we had accounted for our employee and director stock-based compensation under the fair value method of those statements. The fair value for employee and director stock-based compensation, which consists of stock options, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the stock option within a range of 3 to 10 years; risk-free interest rates within a range of 2.04% to 3.50%; and a volatility factor of the expected market price of Viragen’s common stock of 1.15, 1.07 and 0.90 for fiscal 2005, 2004 and 2003, respectively. The weighted average grant date fair value of stock options granted in fiscal 2005, 2004 and 2003 was $ 0.59, $1.38 and $1.20, respectively. For stock options subject to vesting, pro forma expense is recognized on a straight-line basis over the vesting period.
     Viragen International currently accounts for their stock options in the same manner in which Viragen does. The pro forma information regarding net loss and loss per share includes Viragen International’s stock-based compensation and has been determined as if Viragen International had accounted for its employee and director stock-based compensation under the fair value method of those statements. Viragen International has granted stock options to its employees and directors. The fair value of Viragen International’s stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for 2004 and 2003; risk-free interest rates of 2.00% for 2004 and 2.17% for 2003; volatility factor of the expected market price of their common stock of 1.02 for 2004 and 0.90 for 2003; and an expected life of the stock option of three years. The weighted average grant date fair value of stock options granted in fiscal 2004 and 2003 was $0.22 and $0.14, respectively. There were no stock option grants during fiscal 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value method to measure stock-based compensation:

	Fiscal Year Ended June 30,
	2005	2004	2003
Net loss as reported	$(26,207,706)	$(18,177,164)	$(17,348,686)

Stock-based compensation determined under the fair value method	(88,654)	(151,225)	(397,172)

Pro forma net loss	(26,296,360)	(18,328,389)	(17,745,858)

Preferred dividends, Series A	(2,150)	(2,550)	(2,650)

Pro forma net loss attributable to common stock	$(26,298,510)	$(18,330,939)	$(17,748,508)

Loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted — as reported	$(0.71)	$(0.55)	$(1.21)

Basic and diluted — pro forma	$(0.72)	$(0.55)	$(1.23)
     The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per common share for fiscal years 2005, 2004 and 2003, are not likely to be representative of the net loss and net loss per common share in future years. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plans, and the terms of future stock-based compensation, are not known at this time. In addition, the assumptions used to determine the fair value of stock options can vary significantly.
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
     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options, stock purchase warrants and convertible debt and equity securities totaling 21,883,804, 22,048,523 and 7,836,653 shares of common stock at June 30, 2005, 2004 and 2003, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants or conversion of convertible debt and equity securities and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for preferred dividends.
     Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statements of stockholders’ equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE B — GOODWILL AND OTHER INTANGIBLE ASSETS
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
     The goodwill reported in our balance sheets as of June 30, 2005 and 2004 arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones. Subsequent to the initial recording of goodwill at an aggregate amount of approximately $7.6 million, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the fiscal years ended June 30, 2005 and 2004:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	616,838

Balance as of June 30, 2004	10,295,140
Foreign exchange adjustment	294,234
Impairment charge	(6,936,215)

Balance as of June 30, 2005	$3,653,159

     Due to a lack of significant revenues from our natural interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue and cash flows for the ViraNative reporting unit were lower than expected in fiscal 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.9 million was recognized in April 2005 on the ViraNative reporting unit.
     The developed technology intangible asset reported in our balance sheets as of June 30, 2005 and 2004 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
Developed technology	$2,187,675	$2,268,472
Accumulated amortization	(579,090)	(440,350)

Developed technology, net	$1,608,585	$1,828,122

     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset at $1,650,000, the gross carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE B — GOODWILL AND OTHER INTANGIBLE ASSETS — (Continued)
     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.
     Amortization expense recognized for the fiscal year ended June 30, 2005 was approximately $169,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

2006	$159,000
2007	159,000
2008	159,000
2009	159,000
2010	159,000
NOTE C — CONVERTIBLE NOTES AND DEBENTURES
     A detail of our convertible notes and debentures at June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
Outstanding principal	$20,000,000	$20,000,000
Less discounts	(3,895,006)	(7,509,081)

	$16,104,994	$12,490,919

     At June 30, 2005 and 2004, our convertible notes and debentures represent the outstanding principal of the convertible notes issued on June 18, 2004 totaling $20 million.
June 2004 Convertible Notes
     On April 1, 2004, we entered into purchase agreements for the issuance and sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004 our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants initially exercisable at $1.819 per share. In connection with the April 1, 2004 purchase agreements, we paid a finder’s fee of 5% or $1 million and issued the finder 80,000 three-year common stock purchase warrants initially exercisable at a price of $1.516 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
     The purchase agreements provided that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date. From April 1, 2004 through June 18, 2004, the total amount of interest paid on the escrowed purchase price totaled approximately $428,000. Interest payable on the convertible notes is payable in cash or shares of our common stock at our option. The value of shares used to satisfy the interest payment equals the average closing price of our common stock for the 20 trading days prior to the interest payment date. The amount of interest paid in cash on the notes following the closing of this transaction through June 30, 2004 totaled approximately $51,000. For the fiscal year ended June 30, 2005 we paid interest on the notes of $1,050,000 in cash and $350,000 through the issuance of shares of our common stock valued at $0.67 per share.
     These convertible notes mature on March 31, 2006. The notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at an initial conversion price equal to $1.516. This conversion price is subject to reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price. Resale of the shares issuable upon conversion or payment of the notes and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004.
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
     The warrants issued in connection with the notes are exercisable during the three year period terminating June 18, 2007 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes and is amortized to interest expense using the effective interest rate method over the life of the notes. For the years ended June 30, 2005 and 2004, we recognized approximately $1,545,000 and $54,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.
     As a result of the common stock purchase warrants issued in connection with the June 2004 notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. For the years ended June 30, 2005 and 2004, we recognized approximately $2,069,000 and $73,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.
     We incurred costs of approximately $1,161,000 in connection with the sale and issuance of these notes and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs will be amortized to interest expense over the life of the notes using the effective interest rate method. For the years ended June 30, 2005 and 2004, we recognized approximately $550,000 and $19,000, respectively, as interest expense from the amortization of these debt issuance costs.
     As of June 30, 2005, the entire principal amount of these convertible notes of $20 million remained outstanding.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
     These convertible debentures were to mature on September 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount equal to $661,333, the equivalent of 10% interest over the two year life of the debenture. For the fiscal year ended June 30, 2004, we recognized approximately $659,000 as interest expense from the amortization of the original issue discount. As of December 31, 2003, this original issue discount had been fully amortized to interest expense.
     The warrants issued in connection with the June 2003 debentures are exercisable during the five year period ending June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was initially calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000. For the fiscal year ended June 30, 2004, we recognized approximately $1,780,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. As of December 31, 2003, the entire discount resulting from the issuance of the warrants had been fully amortized to interest expense.
     As a result of the common stock purchase warrants issued in connection with these debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was initially calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $3.17 to $2.24. Due to this reduction in the conversion price of these debentures, additional beneficial conversion amount of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of a subsequent financing transaction entered into in December 2003, the conversion price of the outstanding debentures from $2.24 to $2.00. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $96,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of the revaluation of the warrants issued in connection with these debentures (see Warrant Revaluation below), an additional beneficial conversion amount of $405,000 was calculated and recorded as a discount on the principal amount of the debentures. For the fiscal year ended June 30, 2004, we recognized approximately $2,569,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature amount associated with these debentures. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature had been fully amortized to interest expense.
     We incurred costs of approximately $369,000 in connection with the sale and issuance of these debentures and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the fiscal year ended June 30, 2004, we recognized approximately $367,000 as interest expense from the amortization of these debt issuance costs. As of December 31, 2003, these debt issuance costs had been fully amortized to interest expense.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
     As of December 31, 2003, these convertible debentures had been satisfied and no further amounts were due as the purchasers had converted approximately $5.5 million of principal resulting in the issuance of approximately 2.34 million shares of our common stock and we repaid approximately $65,000 of principal in cash. Warrants to purchase 315,305 shares of our common stock issued in connection with this transaction remain unexercised as of June 30, 2005. On April 1, 2005 the exercise price of these warrants was reduced to $0.67 per share as a result of the issuance of our common stock on April 1, 2005 in settlement of interest due on our June 2004 convertible notes.
     Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of the warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.
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
     These convertible debentures were to mature on July 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing August 1, 2003. The debentures were convertible immediately, in whole or in part, by the purchasers into shares of our common stock at a conversion price equal to $2.00 per share. In lieu of interest, the debentures provided for an original issue discount equal to $453,395, the equivalent of 10% interest over the two year life of the debentures. For the fiscal year ended June 30, 2004, we recognized approximately $135,000 as interest expense from the amortization of the original issue discount. As of September 30, 2003, the entire original issue discount had been fully amortized to interest expense.
     The warrants issued in connection with the April 16, 2003 securities purchase agreement and the amendments dated May 8, 2003 and May 16, 2003, were exercisable during the three year period ending April 2006. The relative fair value of these warrants was calculated to be approximately $800,000 using a Black-Scholes valuation model. The relative fair value of the warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. For the fiscal year ended June 30, 2004, we recognized approximately $268,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants. As of September 30, 2003, the entire initial discount resulting from the issuance of the warrants had been fully amortized to interest expense. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded additional non-cash interest expense of approximately $505,000 during the fiscal year ended June 30, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
     As a result of the common stock purchase warrants issued along with the April 2003 debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $335,000 was initially calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. This discount was amortized to interest expense using the effective interest rate method over the life of the debentures. For the fiscal year ended June 30, 2004, we recognized approximately $120,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion. As of September 30, 2003, the entire initial discount resulting from the beneficial conversion feature had been fully amortized to interest expense. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded additional non-cash interest expense of approximately $108,000 during the fiscal year ended June 30, 2004.
     We incurred costs of approximately $301,000 in connection with the sale and issuance of these debentures and warrants, which primarily consisted of the finder’s fees, the fair value of warrants issued to the finder, and legal and accounting expenses. These costs were amortized to interest expense over the life of the debentures using the effective interest rate method. For the fiscal year ended June 30, 2004, we amortized approximately $88,000 to interest expense. As of September 30, 2003, these debt issuance costs have been fully amortized to interest expense.
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
     As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 as of June 30, 2003. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there was no impact on the cash flows of the Company for the fiscal years ended June 30, 2003 and 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D — DEBT
Line of Credit and Short Term Borrowings
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $767,000 as of June 30, 2005 compared to $1.1 million as of June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at June 30, 2005 compared to 7.4% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of June 30, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
     During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $224,000 as of June 30, 2005.
     During June 2004, we obtained short term financing of approximately $270,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bore interest at an effective rate of 5.19%. Principal and interest payments of approximately $31,000 were payable in nine equal monthly installments. This short term financing had been repaid as of March 31, 2005. The outstanding balance on this short term borrowing was approximately $270,000 as of June 30, 2004.
Long-Term Debt
     Long term debt is comprised of the following:

	June 30,
	2005	2004
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$631,332	$689,104
Credit facility in Sweden. Quarterly payments of principal and interest as described below.	—	536,706

	631,332	1,225,810
Less current portion	(33,228)	(153,723)

	$598,104	$1,072,087

     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $631,000 and $689,000 at June 30, 2005 and 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2005 and 2004. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.3 million as of June 30, 2005.
     Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.30% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal, including accrued interest, on this loan. No amounts are due on this loan as of June 30, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D — DEBT — (Continued)
     Long-term debt outstanding at June 30, 2005 matures as follows:

2006	$33,000
2007	33,000
2008	33,000
2009	33,000
2010	33,000
Thereafter	466,000
NOTE E — ROYALTY AGREEMENT
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
     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. These three installments, plus approximately $4,500 in interest, have been paid. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the fiscal years ended June 30, 2005 and 2004, royalties due under the agreement totaled approximately $14,000 and $13,000, respectively.
NOTE F — CAPITAL STOCK
Preferred Stock, Series A
     The series A preferred stock provides for a 10% cumulative dividend, payable at the option of Viragen, in either cash or common stock and is convertible into 0.426 shares of common stock. The holders of the series A preferred stock are not entitled to vote unless dividends are in arrears for five annual dividend periods. Management has the right to call the preferred stock for redemption, in whole or in part, if the closing bid for our common stock is $60.00 per share or higher for a period of ten consecutive business days, at $110.00 per share for a period of five years from that date, and then at $100.00 per share. During fiscal 2004, we repurchased 400 outstanding shares of our series A preferred stock at a total cost of $4,000. During fiscal 2005, we repurchased 100 outstanding shares of our series A preferred stock at a total cost of $1,000. These repurchases included the settlement of dividends payable to the holders.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE F — CAPITAL STOCK — (Continued)
Common Stock
     On June 11, 2004, our stockholders approved an amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of our outstanding common stock and change the number of shares of common stock that Viragen is authorized to issue to 100 million. The split became effective on June 15, 2004.
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
     During the fiscal year ended June 30, 2004, we sold approximately 4.5 million shares of our common stock to institutional investors at prices ranging from $2.00 to $2.24 per share for an aggregate amount of approximately $8.9 million, net of finders fees and related expenses. In connection with these transactions, we also issued approximately 1.1 million common stock purchase warrants with exercise prices ranging from $2.00 to $2.80 per share. The exercise price of these warrants was subsequently reduced to $0.67 per share as a result of the issuance of shares in April 2005 as payment of interest on our June 2004 convertible notes.
     During the fiscal year ended June 30, 2004, we issued approximately 3.7 million shares of common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $2.00 to $3.17 per share.
     During the fiscal year ended June 30, 2004, we issued approximately 2.4 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.56 to $2.24 per share resulting in net proceeds to us of approximately $3.8 million.
     During the fiscal year ended June 30, 2003, we issued approximately 8.98 million shares of our common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $0.41 to $2.00 per share.
     During the fiscal year ended June 30, 2003, we issued approximately 4.5 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.10 to $2.00 per share resulting in net proceeds to us of approximately $2.4 million. Approximately 400,000 of these warrants were exercised on a cashless basis.
     In December 1999, we retained the investment banking firm of Ladenburg Thalmann & Co., Inc. for a period of two years to aid us in raising up to $60 million in investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared our shelf registration on Form S-3 (File No. 333-32306) effective. During fiscal 2003, we raised approximately $2.74 million, net of finder’s fees and other issuance costs, under this shelf registration. We issued an aggregate of 1.06 million shares of our common stock at prices ranging from $1.50 to $6.63 per share. In connection with these transactions, we also issued 31,443 common stock purchase warrants exercisable at prices ranging from $1.73 to $7.60 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE F — CAPITAL STOCK — (Continued)
Options and Warrants
     Our 1995 Stock Option Plan, which was adopted in May 1995 and amended in September 1995, authorized the grant of stock options to officers, directors, employees and consultants for up to 400,000 shares of Viragen common stock. Stock options granted under the 1995 Stock Option Plan have various vest dates and all stock options granted have five-year terms from the vest dates. The 1995 Stock Option Plan expired in May 2005. This expiration did not affect the validity of outstanding stock options previously granted under the plan.
     Our 1997 Stock Option Plan, adopted in February 1997 with a 10-year life, authorized the grant of stock options to officers, directors, employees and consultants for up to 300,000 shares of common stock. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock authorized to 400,000 shares. Stock options granted under the plan have various vest dates and all stock options granted have five-year terms from the vest dates. At June 30, 2005, approximately 124,000 shares were available for issuance under the 1997 Stock Option Plan.
     A summary of Viragen’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2002	575,263	$12.00	497,163	$12.20
Granted	64,300	2.10
Exercised	—	—
Canceled/Expired	(95,813)	11.20

Outstanding at June 30, 2003	543,750	10.90	514,350	11.50
Granted	201,000	2.00
Exercised	(18,000)	1.10
Canceled/Expired	(340,050)	10.99

Outstanding at June 30, 2004	386,700	6.71	311,200	7.86
Granted	2,500	0.85
Exercised	—	—
Canceled/Expired	(54,733)	13.86

Outstanding at June 30, 2005	334,467	$5.50	333,217	$5.51

     The following table summarizes information about stock options outstanding at June 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.80 - $1.10	28,000	3.62 years	$1.01	26,750	$1.01
$1.57 - $2.70	195,500	5.34 years	2.04	195,500	2.04
$5.00 - $7.50	15,800	2.29 years	5.46	15,800	5.46
$10.40 - $14.50	88,300	1.52 years	12.13	88,300	12.13
$17.50 - $37.50	6,867	1.17 years	36.92	6,867	36.92

$0.80 - $37.50	334,467	3.96 years	$5.50	333,217	$5.51

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE F — CAPITAL STOCK — (Continued)
     We account for our stock-based compensation arrangements with consultants under the provisions of SFAS No. 123 and related guidance, including EITF No. 96-18. During fiscal 2004 and 2003, we recognized net stock-based compensation expense of approximately $13,000 and $200, respectively. These amount arose as a result of the variable accounting treatment of certain unearned stock warrants that were granted to consultants from fiscal 1999 through 2004. The weighted-average fair values of the stock warrants granted in fiscal 2004 and 2003 were $1.60 and $1.70, respectively. No stock warrants were granted to consultants in fiscal 2005 and no expense were recognized on warrants granted prior to fiscal 2005.
     A summary of Viragen’s warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information for the years ended June 30, is as follows:

		Weighted	Number of	Weighted
	Number of	Average	Warrants	Average
	Warrants	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2002	202,550	$29.00	126,300	$13.90
Granted	40,000	4.20
Exercised	—	—
Canceled/Expired	(6,200)	73.90

Outstanding at June 30, 2003	236,350	23.60	213,850	15.80
Granted	10,000	2.40
Exercised	—	—
Canceled/Expired	(38,375)	30.23

Outstanding at June 30, 2004	207,975	21.38	187,975	11.95
Granted	—	—
Exercised	—	—
Canceled/Expired	(90,475)	18.96

Outstanding at June 30, 2005	117,500	$23.24	117,500	$23.24

     The following table summarizes information about stock warrants, excluding warrants issued in conjunction with debt and equity offerings, outstanding at June 30, 2005:

	Stock Warrants Outstanding			Stock Warrants Exercisable
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Warrants	Average
Exercise Prices	Warrants	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.10	2,500	3.14 years	$1.10	2,500	$1.10
$2.40	10,000	0.09 years	2.40	10,000	2.40
$5.00	2,500	2.63 years	5.00	2,500	5.00
$14.63	90,000	0.87 years	14.63	90,000	14.63
$110.00	12,500	3.12 years	110.00	12,500	110.00

$1.10 - $110.00	117,500	1.13 years	$23.24	117,500	$23.24

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE F — CAPITAL STOCK — (Continued)
     Our majority owned subsidiary, Viragen International, Inc., also maintains a stock option plan for the purchase of up to 600,000 shares of its common stock, of which 272,300 remained available as of June 30, 2005. Stock options granted under the plan have various vesting dates and all stock options granted have 5 year terms from the vesting dates.
     A summary of Viragen International’s stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price
Outstanding at June 30, 2002	471,300	$1.66	353,800	$1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	0.69	333,750	0.75
Granted	50,000	0.35
Exercised	—	—
Canceled/Expired	(44,500)	0.77

Outstanding at June 30, 2004	378,000	0.64	353,000	0.66
Granted	—	—
Exercised	—	—
Canceled/Expired	(52,500)	0.99

Outstanding at June 30, 2005	325,500	$0.58	325,500	$0.58

     The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2005:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.07 - $0.13	52,500	3.15 years	$0.10	52,500	$0.10
$0.35 - $0.37	75,000	1.04 years	0.36	75,000	0.36
$0.70 - $0.95	198,000	1.61 years	0.79	198,000	0.79

$0.07 - $0.95	325,500	1.73 years	$0.58	325,500	$0.58

Common Shares Reserved
     Shares of our common stock reserved at June 30, 2005 for possible future issuance are as follows:

Convertible preferred stock, Series A	916
Officers, employees, and directors options (exercisable through March 2014)	334,467
Consultant warrants (exercisable through February 2009)	117,500
Debt and equity offering warrants (exercisable through June 2008)	8,238,304
Convertible notes (convertible through March 2006)	13,192,617

21,883,804

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — INCOME TAXES
     Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen International, Inc., which files its own separate US income tax return.
     For financial reporting purposes, net loss before income taxes and minority interest includes the following components:

	Year Ended June 30,
	2005	2004	2003
U.S.	$(21,262,050)	$(14,048,621)	$(15,039,427)
Foreign	(6,609,723)	(5,611,295)	(3,831,639)

	$(27,871,773)	$(19,659,916)	$(18,871,066)

     The components of Viragen’s income tax benefit are as follows:

	June 30,
	2005	2004	2003
Current:
Foreign	$—	$—	$—
U.S.	—	—	—

	—	—	—

Deferred:
Foreign	—	—	—
U.S.	43,828	43,828	60,686

	43,828	43,828	60,686

Total income tax benefit	$43,828	$43,828	$60,686

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — INCOME TAXES — (Continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen’s deferred income tax liabilities and assets as of June 30, 2005 and 2004 are as follows:

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$43,633,000	$35,068,000
Research and development credits	947,000	869,000
Deferred compensation	209,000	1,275,000
Accrued liabilities	132,000	63,000
Other	86,000	88,000

Total deferred tax assets	45,007,000	37,363,000
Valuation allowance for deferred tax assets	(44,576,000)	(36,690,000)

Net deferred tax assets	431,000	673,000

Deferred tax liabilities:
Fixed assets	(431,000)	(673,000)
Identifiable intangibles	(457,000)	(500,000)

Total deferred tax liabilities	(888,000)	(1,173,000)

Net deferred tax liability	$(457,000)	$(500,000)

     The change in the valuation allowance was a net increase of $7,886,000, $5,477,000 and $5,214,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
     Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which may cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.
     Viragen has net operating loss and tax credit carry-forwards for US income tax purposes, with expiration dates, as follows:

Net Operating
Losses	Tax Credits	Expiration
$3,145,000	$—	2006—2008
9,384,000	—	2009—2011
72,596,000	947,000	2012—2025

$85,125,000	$947,000

     At June 30, 2005, Viragen International has U.S. net operating loss carry-forwards totaling approximately $7.5 million expiring between 2006 and 2025, which are included in the table above. At June 30, 2005, Viragen (Scotland) had approximately $25.8 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Scotland. At June 30, 2005, ViraNative has approximately $13.8 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Sweden.
     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax assets related to these carry-forwards.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — INCOME TAXES — (Continued)
     The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to our consolidated net loss before income taxes and minority interest is as follows:

	Year Ended June 30,
	2005	2004	2003
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(1.85)	(3.63)	(3.63)
Benefit of lower foreign tax rates	1.38	1.54	1.06
Goodwill impairment	8.46	—	—
Non-deductible items	0.13	0.20	0.15
Change in valuation allowance	28.29	27.86	27.63
Tax return true-up	(3.83)	—	—
Other	1.26	7.81	8.47

	(0.16)%	(0.22)%	(0.32)%

     Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, also a wholly-owned subsidiary of Viragen International that has been dormant since inception and was dissolved in June 2005, files separate income tax returns in Germany.
NOTE H — TRANSACTIONS WITH RELATED PARTIES
     As of June 30, 2005, we have a receivable of approximately $20.3 million from our majority-owned subsidiary, Viragen International. This amount does not show in our balance sheet because Viragen International is consolidated with Viragen for financial reporting purposes. Historically, this balance has been settled by the issuance of shares of Viragen International common stock to Viragen.
     On August 31, 2004, we contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of Viragen International’s common stock was $0.18 per share as quoted on the over-the-counter bulletin board. We received 5,555,556 shares of Viragen International common stock for the capital contribution, which increased our ownership in Viragen International to approximately 81.2%.
     On June 30, 2003, we contributed to capital $6,000,000 in inter-company balances with Viragen International. On that date, the closing price of Viragen International’s common stock was $0.35 per share as quoted on the over-the-counter bulletin board. We received 17,142,857 shares of Viragen International’s common stock for the capital contribution.
     On December 31, 2002, we received 4,479,167 shares of Viragen International common stock to settle $500,000 in licensing fees receivable from Viragen International, plus accrued interest totaling $37,500. On that date, the closing price of Viragen International’s common stock was $0.12 per share as quoted on the over-the-counter bulletin board.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H — TRANSACTIONS WITH RELATED PARTIES — (Continued)
     During the year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to us by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the interest and other income line item of our statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the amounts owed to us. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging us for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the UK Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on total stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.
     In May 2004, Viragen USA, Inc., our majority-owned subsidiary, repurchased the shares of its outstanding common stock not held by Viragen. The shares were held by an officer, two former officers and a former director. These shares were independently valued at $0.22 per share, resulting in a total cost of $70,400. Viragen USA, Inc. is now wholly-owned by Viragen.
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
     In June 2003, we entered into a consulting agreement with Dr. Douglas Lind upon the expiration of his employment agreement. This agreement provided for annual compensation of $60,000. The agreement did not contain a fixed term. However, either Viragen or Dr. Lind had the option to terminate the agreement for any reason upon 90 days written notice. Under the agreement, Dr. Lind was engaged to consult with management on a variety of scientific and biopharmaceutical market issues. For his consulting services, we issued Dr. Lind 25,000 common stock purchase warrants exercisable at $2.60 per share for a period of five years. We recognized non-cash compensation expense of $52,000 in connection with the grant of these warrants. In August 2004, the consulting agreement was terminated and the warrants expired unexercised in May 2005.
     In January 2003, Mr. Gerald Smith resigned his positions as chairman, president and chief executive officer of Viragen, Inc. and Viragen International. Upon his resignation, Mr. Smith received a one time payment of $170,000. Mr. Smith also entered into a one-year consulting agreement related to our avian transgenics program. This agreement, which expired on January 31, 2004, provided for annual compensation of $155,000, health insurance and automobile related expenses. In October 2003, Mr. Smith resigned as a director of Viragen, Inc. and Viragen International, Inc.
     From February 2003 through June 2003, Dennis W. Healey, chief financial officer, Melvin Rothberg, executive vice president of operations, and Dr. Douglas Lind consented to modify their employment agreements so as to receive 20% of their compensation in the form of restricted shares of common stock, valued at market on each pay date. In March 2003, Mr. Healey increased the amount of his compensation paid in restricted shares of common stock to 75%. These agreement modifications ran through June 30, 2003. As of June 30, 2003, we had issued 61,065 shares to Mr. Healey, 14,070 shares to Mr. Rothberg and 18,512 shares to Dr. Lind based upon these agreement modifications. In July 2003, Mr. Healey modified his employment agreement reducing his salary from $252,000 to $200,000 per year, which was increased in January 2005 to $210,000 in lieu of other compensation.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H — TRANSACTIONS WITH RELATED PARTIES — (Continued)
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
     Mr. Carl Singer receives $100,000 per year for his services as chairman of the board of Viragen and chairman of Viragen’s executive committee. Mr. Singer serves as chairman of the board of Fundamental Management Corporation, a Florida-based institutional investment fund. Mr. Robert Salisbury, a director of Viragen, serves as president and director of Fundamental Management Corporation, a Florida-based institutional investment fund, which manages the Active Investors Ltd. II fund. Active Investors Ltd. II owns approximately 1.0% of our outstanding common stock. Mr. Salisbury and Mr. Charles Simons, a director of Viragen, are investors in the Active Investors Ltd. II fund.
     Peter Fischbein, a former director, exercised options to purchase 20,000 shares of Viragen common stock at $5.00 per share during October 1998. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. This promissory note accrued interest at 5.06%, payable semi-annually, and was secured by the underlying shares of common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 2,500 shares of Viragen common stock at $5.00 per share through the issuance of another promissory note payable to Viragen totaling $12,500 and related pledge and escrow agreements. This promissory note accrued interest at 6.46% payable semi-annually. The shares of common stock purchased are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. On December 31, 2003, we reserved the uncollaterized portion of these notes totaling approximately $64,000, based on the closing price of our stock on that date. In January 2004, Mr. Fischbein consolidated his October 1998 and February 2000 notes by issuing a two year promissory note payable to Viragen totaling approximately $114,000. This promissory note bears interest at 3.5%, payable semi-annually, and is secured by the underlying common stock purchased. Mr. Fischbein is current with the semi-annual interest payments on this promissory note.
     During May 1999, Charles F. Fistel, a former officer, exercised options totaling 41,000 shares. These options were all exercised through the issuance of promissory notes payable to Viragen totaling $145,000, and related pledge and escrow agreements. The promissory notes bear interest at 5.15%, payable semi-annually, and were secured by the underlying shares of common stock purchased. The shares of common stock purchased were held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed shares of common stock were released to Mr. Fistel upon receipt of his payment. On June 30, 2003, we reserved the uncollaterized portion of these notes totaling approximately $47,000, based on the closing price of our stock on that date. In February 2004, following default on these promissory notes, we reclaimed the 31,000 shares of common stock held in escrow. These shares of common stock were valued at $2.60 per share, the then market price. This resulted in an $80,600 reduction of the outstanding principal on the notes. In May 2004, Mr. Fistel’s outstanding principal was further reduced by $22,000 as a result of his surrendering to Viragen 100,000 shares of Viragen USA valued at $0.22 per share. The outstanding balance on this note is fully reserved as of June 30, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I — LICENSE AND MANUFACTURING AGREEMENTS
     On July 12, 1995 Viragen (Scotland), a wholly owned subsidiary of Viragen International, Inc., entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon.
     On September 28, 2001, following Viragen International’s acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as Viragen International intends to commercialize its Multiferon® technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would bear interest at 6% per annum and be paid in cash or stock within 12 months of the agreement date, unless extended by mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance to Viragen of 4,479,167 common shares of their common stock at $0.12 per share, the then current market price.
NOTE J — COMMITMENTS
Lease agreements
     In November 1996, Viragen entered into a ten year lease for 14,800 square feet of office space in Plantation, Florida, which began on April 1, 1997. This facility contains our U.S.-based executive and administrative offices. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $30,000. The lease contains provisions for two additional five-year periods at the Company’s option.
     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $33,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.
     Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon® product is manufactured in this facility.
     During the years ended June 30, 2005, 2004, and 2003, Viragen recognized rent expense and related charges on facilities of approximately $1,169,000, $1,121,000 and $1,057,000, respectively.
     We have entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months from origination. The aggregate base quarterly rental payment on these leases is approximately $14,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – COMMITMENTS – (Continued)
     The approximate minimum rental payments required under our facility and equipment lease agreements with remaining terms of at lease one year as of June 30, 2005 are as follow:

Year ended June 30,	Amount
2006	$1,181,000
2007	549,000
2008	39,000
2009	10,000
2010	—
Employment Contracts
     Viragen has entered into employment agreements with certain officers and employees. These agreements represent a commitment to pay an aggregate amount of approximately $875,000, per year in salaries to these individuals. Viragen considers Mr. Charles A. Rice, president and chief executive officer, and Mr. Dennis W. Healey, chief financial officer, to be key employees.
Viragen International
     In connection with the acquisition of ViraNative by Viragen International, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:
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
NOTE K – CONTRIBUTION
     During the fiscal year ended June 30, 2005 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

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
     In August 2000, counsel for plaintiff indicated that they intended to withdraw as counsel. In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court Case (No.: 97-25587 CA30). No further claims against Viragen are pending in this matter. Viragen has submitted to the Circuit Court a request for reimbursement of related litigation costs. In July 2002, the Circuit Court ruled in favor of Mr. Smith and Cytoferon and all counts against these defendants were dismissed. Following this ruling, we filed for recovery of related litigation costs in these matters. In April 2003, we were notified that the plaintiff and their counsel were appealing the award of approximately $210,000 in legal fees. We are currently vigorously pursuing the recovery of these fees.
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
     Due to the insolvency of one insurance carrier of certain defendants in this case, hearings in this matter had been repeatedly postponed. In September 2005, a Florida court ruled that one attorney defendant was covered by a different insurance carrier. We have agreed to a mediation conference with this defendant to be held in the fourth calendar quarter of 2005. We continue to vigorously pursue our claims in this matter.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We plan to use the “modified prospective” method adopt the requirements of SFAS 123R. We continue to evaluate technical implementation issues relating to the adoption of SFAS No. 123R, including the selection and use of an appropriate valuation model.
     We are unable to determine the future impact of the adoption of SFAS No. 123R on our results of operations because the amount and terms of future share-based payments are not known at this time. However, using the Black-Scholes model for valuating stock-based compensation under SFAS No. 148 would result in expense for options granted in prior years of approximately $17,000 for each of the years ending June 30, 2006, 2007 and 2008. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note A.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE N – GEOGRAPHIC AND SEGMENT INFORMATION
     We define geographical regions as countries in which we operate. We operate extensively through our majority owned subsidiary, Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located in Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities. Our corporate headquarters located in Plantation, Florida conducts only administrative activities.
The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,
Region	2005	2004
United Kingdom	$2,753,551	$3,165,472
Sweden	8,100,801	15,501,720
United States	202,508	281,451

	$11,056,860	$18,948,643

     Our product sales are currently derived from the sale of natural human alpha interferon. All of our product sales for 2005, 2004 and 2003 have been to external customers located outside of the United States. Product sales are attributed to external customers in individual countries based on the location of the customer.
     The following table illustrates product sales by country:

	Year ended June 30,
Country	2005	%	2004	%	2003	%
Sweden	$156,489	56.1	$140,320	52.7	$193,785	30.7
Germany	43,946	15.8	44,906	16.9	44,753	7.1
Indonesia	32,094	11.5	45,188	17.0	68,374	10.8
Mexico	24,661	8.9	35,723	13.4	—	—
Italy	—	—	—	—	287,769	45.6
Other	21,594	7.7	—	—	36,104	5.8

	$278,784		$266,137		$630,785

     During fiscal 2003, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to Alfa Wassermann under a contractual arrangement that expired in December 2002.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE O – UNAUDITED QUARTERLY FINANCIAL INFORMATION
     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period. On June 15, 2004, Viragen effected a one for ten reverse stock split. All share and per share information herein has been retroactively restated to reflect this reverse stock split.

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2005
Product sales	$30,417	$52,548	$80,078	$115,741
Cost of sales	476,260	754,352	604,944	775,850
Net loss	(4,320,890)	(3,587,432)	(4,844,756)	(13,454,628)
Net loss attributable to common stock	(4,321,427)	(3,587,970)	(4,845,293)	(13,455,166)
Basic and diluted net loss per common share	$(0.12)	$(0.10)	$(0.13)	$(0.36)
Weighted average common shares outstanding	36,568,385	36,568,385	36,568,385	37,087,677

Fiscal 2004
Product sales	$51,606	$60,041	$76,678	$77,812
Cost of sales	369,007	532,023	619,847	525,922
Net loss	(3,903,253)	(7,337,796)	(3,047,550)	(3,888,565)
Net loss attributable to common stock	(3,903,915)	(7,338,459)	(3,048,213)	(3,889,127)
Basic and diluted net loss per common share	$(0.14)	$(0.23)	$(0.08)	$(0.11)
Weighted average common shares outstanding	27,336,080	32,531,422	36,373,036	36,566,219
     During the quarter ended December 31, 2004, we recorded a write-down of our finished goods inventory in the amount of $539,900. During the quarter ended June 30, 2005, we recorded an additional write-down of our finished goods inventory in the amount of $180,550 as well as an impairment of our goodwill of $6,936,215.

INDEX OF EXHIBITS
     As required under Item 15. Exhibits and Financial Statements Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002