Form 10-Q
period 2005-09-30
VIRAGEN INC
filed 2005-11-09
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2005, there were 39,296,666 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Product sales	$85,186	$30,417

Costs and expenses
Cost of sales	456,829	476,260
Inventory write-down, net	90,622	—
Research and development	1,009,530	1,090,869
Selling, general and administrative	1,741,557	1,813,519
Amortization of intangible assets	39,463	40,380
Interest expense	1,859,662	1,286,259
Other (income) expense, net	(53,070)	37,688

Loss before income taxes and minority interest	(5,059,407)	(4,714,558)
Income tax benefit	10,957	10,957
Minority interest in loss of subsidiary	—	382,711

Net loss	(5,048,450)	(4,320,890)
Deduct required dividends on convertible preferred stock, Series A	537	537

Net loss attributable to common stock	$(5,048,987)	$(4,321,427)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.14)	$(0.12)

Weighted average common shares — basic and diluted	37,359,416	36,568,385

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$4,827,482	$6,885,537
Accounts receivable	31,206	39,350
Inventories	1,811,252	2,349,513
Prepaid expenses	782,878	820,922
Other current assets	864,352	832,610

Total current assets	8,317,170	10,927,932
Property, plant and equipment
Land, building and improvements	5,293,901	5,327,018
Equipment and furniture	5,706,383	5,670,671
Construction in progress	101,806	19,630

	11,102,090	11,017,319
Less accumulated depreciation	(5,398,502)	(5,262,769)

	5,703,588	5,754,550
Goodwill	3,693,179	3,653,159
Developed technology, net	1,587,177	1,608,585
Deposits and other assets	464,693	40,566

	$19,765,807	$21,984,792

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$738,053	$749,561
Accrued expenses and other liabilities	1,212,559	1,116,637
Current portion of convertible notes and debentures	200,455	16,104,994
Line of credit and short term borrowings	192,269	224,245
Current portion of long-term debt	33,592	33,228

Total current liabilities	2,376,928	18,228,665
Convertible notes and debentures, less current portion	16,296,074	—
Long-term debt, less current portion	596,258	598,104
Deferred income tax liability	445,584	456,540
Royalties payable	107,866	107,866

Commitments and contingencies

Stockholders’ (deficit) equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at September 30, 2005 and June 30, 2005. Liquidation preference value: $10 per share, aggregating $21,500 at September 30, 2005 and June 30, 2005	2,150	2,150
Common stock, $.01 par value. Authorized 100,000,000 shares; 38,754,344 shares issued and outstanding at September 30, 2005; 37,087,677 shares issued and outstanding at June 30, 2005	387,543	370,877
Capital in excess of par value	148,912,194	146,580,467
Accumulated deficit	(151,729,106)	(146,680,119)
Accumulated other comprehensive income	2,370,316	2,320,242

Total stockholders’ (deficit) equity	(56,903)	2,593,617

	$19,765,807	$21,984,792

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(5,048,450)	$(4,320,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,148	197,834
Amortization of intangible assets	39,463	40,380
Inventory write-down, net	90,622	—
Amortization of fees paid with common stock	—	30,000
Net losses on foreign exchange remeasurement	106,600	242,280
Compensation expense on stock options and warrants	4,800	—
Minority interest in net loss of subsidiary	—	(382,711)
Amortization of discount on convertible debentures and promissory notes	1,305,129	767,244
Amortization of deferred financing costs	195,528	116,677
Deferred income tax benefit	(10,957)	(10,957)
Increase (decrease) relating to operating activities from:
Accounts receivable	8,839	9,470
Inventories	291	(67,396)
Prepaid expenses	88,098	268,782
Other current assets	110,610	44,061
Accounts payable	(6,686)	(84,934)
Accrued expenses and other liabilities	38,354	(554,037)

Net cash used in operating activities	(2,862,611)	(3,704,197)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,519,700)
Additions to property, plant and equipment	(187,271)	(98,694)
Proceeds from sale of property, plant and equipment	—	24,738

Net cash used in investing activities	(187,271)	(5,593,656)

FINANCING ACTIVITIES
Proceeds from sale of convertible debentures	1,194,895	—
Payments on line of credit and short term borrowings, net	(83,530)	(791,570)
Payments on long-term debt, net	(8,551)	(560,086)
Repurchase of preferred stock shares, Series A	—	(1,000)

Net cash provided by (used in) financing activities	1,102,814	(1,352,656)
Effect of exchange rate fluctuations on cash and cash equivalents	(110,987)	(125,880)

Decrease in cash and cash equivalents	(2,058,055)	(10,776,389)
Cash and cash equivalents at beginning of period	6,885,537	22,753,271

Cash and cash equivalents at end of period	$4,827,482	$11,976,882

     During the three months ended September 30, 2005 and 2004, we had the following non-cash financing activities:

	Three Months Ended
	September 30,
	2005	2004
Conversion of convertible notes into common stock	$1,750,000	$—
Purchase of insurance with notes payable	51,554	—
See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – OVERVIEW AND BASIS OF PRESENTATION
     We are a biopharmaceutical company engaged in the research, development, manufacture and sale of pharmaceutical proteins for the treatment of viral and malignant diseases. Our product portfolio includes: Multiferon® (multiple-subtype, natural human alpha interferon) targeting a broad range of infectious and malignant diseases; and humanized monoclonal antibodies targeting specific antigens over-expressed on many types of cancers in humans. We are also pioneering the development of Avian Transgenic Technology, with the Roslin Institute, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of therapeutic proteins and antibodies.
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
     The accompanying unaudited interim consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. Minority interest in net loss of subsidiary represents the minority stockholders’ share of the net loss of Viragen International. During April 2005, the stockholders’ equity of Viragen International decreased to a deficit position. Because the minority stockholders are not required to fund the deficit, we ceased attributing a portion of Viragen International’s losses to the minority stockholders at that time. Since then, Viragen has absorbed 100% of Viragen International’s losses and will continue to do so until Viragen International has positive stockholders’ equity.
     The accompanying unaudited interim consolidated condensed financial statements for Viragen, Inc. have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission. These statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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
     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)
     During the three months ended September 30, 2005 we incurred a loss of approximately $5.0 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $151.7 million as of September 30, 2005. We had cash and cash equivalents totaling approximately $4.8 million and working capital of approximately $6.1 million at September 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from operations by December 31, 2005, our plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex.
     Viragen’s outstanding convertible debt contains a provision that in the event its common stock is no longer traded on the Amex, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their investment with related accrued interest. Given Viragen’s current financial position, if the convertible debt holders were to request payment, we would be unable to repay these amounts and would be in default of the debt agreements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE B – STOCK-BASED COMPENSATION
     At September 30, 2005, we had two stock-based compensation plans, which are approved by our stockholders. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the statement of operations for the quarter ended September 30, 2004 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). For the three months ended September 30, 2005, we recognized approximately $5,000 of stock-based compensation costs in the statement of operations for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005. No stock-based compensation was granted during the three months ended September 30, 2005. Results for prior periods have not been restated.
     The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three months ended September 30, 2004.

Three Months Ended
September 30,
2004
Net loss as reported	$(4,320,890)
Stock based compensation determined under the fair value method	(29,148)

Pro forma net loss	$(4,350,038)
Deduct preferred stock dividends, Series A	537

Pro forma net loss attributable to common stock	$(4,350,575)

Loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted – as reported	$(0.12)
Basic and diluted – pro forma	$(0.12)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE C – INVENTORIES
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
     Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we are unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000. The insurance proceeds were collected in October 2005.
     Inventories consisted of the following at September 30, 2005 and June 30, 2005:

	September 30,	June 30,
	2005	2005
Finished product	$15,568	$19,234
Work in process	1,487,720	2,031,981
Raw materials and supplies	307,964	298,298

Total inventories	$1,811,252	$2,349,513

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
     The goodwill reported in our balance sheets as of September 30, 2005 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2005:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	40,020

Balance as of September 30, 2005	$3,693,179

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2005, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and, as a result, we recorded a goodwill impairment charge of approximately $6.9 million during the fourth quarter of fiscal 2005. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
     The developed technology intangible asset reported in our balance sheets as of September 30, 2005 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of September 30, 2005 and June 30, 2005 is as follows:

	September 30,	June 30,
	2005	2005
Developed technology	$2,211,640	$2,187,675
Accumulated amortization	(624,463)	(579,090)

Developed technology, net	$1,587,177	$1,608,585

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)
     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $562,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.
     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.
NOTE E – CONVERTIBLE NOTES AND DEBENTURES
     Details of our convertible notes and debentures outstanding at September 30, 2005 and June 30, 2005 are as follows:

	September 30,	June 30,
	2005	2005
Outstanding principal	$20,250,000	$20,000,000
Less discounts	(3,753,471)	(3,895,006)

	16,496,529	16,104,994
Less current portion, net of discounts	(200,455)	—

Long term portion	$16,296,074	$16,104,994

     At September 30, 2005 the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $18.25 million, and convertible debentures issued September 15, 2005 with an outstanding principal amount of $2.0 million. At June 30, 2005 the convertible notes and debentures balance was comprised solely of convertible notes issued on June 18, 2004, with an outstanding principal amount of $20.0 million.
September 15, 2005 Convertible Debentures
     On September 15, 2005, Viragen, Inc. entered into a securities purchase agreement under which Viragen sold its convertible, amortizing debentures in the aggregate principal amount of $2.0 million to four returning institutional investors. Under the terms of the agreement, Viragen received approximately $1.2 million, net of original issue discounts of $570,000, a $200,000 finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 952,381 three-year common stock purchase warrants exercisable at a price of $1.25 per share.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect. The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made by Viragen in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of Viragen’s common stock during the five trading day period immediately preceding the amortization due date). Viragen has the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of Viragen common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three months ended September 30, 2005, we recognized approximately $11,000 as interest expense from the amortization of the original issue discount.
     The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2005, we recognized approximately $3,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.
     We incurred costs of approximately $290,000 in connection with the debentures issued under the September 15, 2005 securities purchase agreement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. For the three months ended September 30, 2005, we recognized approximately $6,000 as interest expense from the amortization of these debt issuance costs.
     We have filed a registration statement (File No. 333-129319) with the Securities and Exchange Commission for the resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants issued in connection with the September 15, 2005 securities purchase agreement. If, following the effective date of the registration statement, Viragen fails to deliver unlegended shares to the investors as and when required, Viragen is subject to the payment of liquidated damages, in cash or shares of our common stock, at the option of the investor.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
June 2004 Convertible Notes, as amended
     On April 1, 2004, we entered into purchase agreements for the issuance and sale of 7% convertible promissory notes due March 31, 2006 and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004 our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants that were exercisable at $1.819 per share.
     On September 15, 2005, we entered into agreements with each of the eight holders of these notes to:
•	extend the maturity date of the notes from March 31, 2006 to August 31, 2008;

•	provide for mandatory conversion of the notes if the volume weighted average price for the Company’s common stock exceeds $2.00 per share for 30 consecutive trading days;

•	amend the adjustment provisions of the notes and the warrants issued in connection therewith to provide for “full ratchet” rather than “weighted average” adjustments in the event that the Company issues securities in the future (other than an “exempt issuance” as defined in the notes) for a price of less than the then current conversion price of the notes or 119% of the then current exercise price of the warrants, as the case may be. Full ratchet adjustments reduce the conversion and exercise prices to the lowest price at which Viragen may issue securities in the future. Weighted average adjustments reduce the conversion and exercise prices to a lower price, weighted based upon the average price at which Viragen’s shares have been sold;

•	expand the definition of “exempt issuance” under the notes and related warrants to exclude from the adjustment provisions of the notes and related warrants, the Company’s issuance of shares (a) in a firm commitment public offering by a reputable underwriter, (b) under equity compensation plans approved by a majority of the Company’s independent directors or a majority of the non-employee members of a committee of the board, (c) in connection with any future acquisition of the minority interest in Viragen International, Inc. and (d) in connection with strategic transactions not undertaken for the primary purpose of raising capital.
     Under the terms of the agreements, the conversion price of the convertible notes was reduced to $1.05 per share and the exercise price of the related common stock purchase warrants was reduced to $1.25 per share. As a result of the reduction in the exercise price of common stock purchase warrants, the holders were entitled to an additional 2.4 million common stock purchase warrants with an exercise price of $1.25 per share. The conversion price of the notes and exercise price of the warrants are subject to reductions, with certain exceptions, if we enter into additional financing transactions for the sale of our stock below the market price or below the conversion price of the notes or below the exercise price of the warrants.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
     As a result of the amendments to the June 2004 convertible notes and the financial condition of the Company, the modifications to the notes (which included a reduction of the conversion price and extension on the maturity date) were accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. A modification in a troubled debt restructuring is accounted for prospectively. As a result of the reduced exercise price of the warrants and the issuance of additional warrants on September 15, 2005, we recorded an additional discount of approximately $427,000 on the principal amount of the notes. This additional discount, together with the unamortized original discount as of the modification date, will be amortized over the new term of the notes using the effective interest rate method.
     The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. In addition, as discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. These discounts are being amortized to interest expense using the effective interest rate method over the life of the notes. For the three months ended September 30, 2005 and 2004, we recognized approximately $576,000 and $328,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. All common stock purchase warrants issued in connection with this transaction remain unexercised as of September 30, 2005.
     As a result of the common stock purchase warrants initially issued in connection with the notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. For the three months ended September 30, 2005 and 2004, we recognized approximately $715,000 and $439,000, respectively, of non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature.
     In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three months ended September 30, 2005 and 2004, we recognized approximately $190,000 and $117,000, respectively, of interest expense from the amortization of these debt issuance costs.
     Interest on the notes remains payable quarterly and is payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
     These notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. We also have the right to require note holders to convert their notes, subject to certain limitations; provided that the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days.
     As of September 30, 2005, $18.25 million of the principal amount of these convertible notes remained outstanding. The amount of interest on these notes for the three months ended September 30, 2005 at 7% totaled approximately $345,000. This amount was paid in October 2005 through the payment of approximately $258,000 in cash and the issuance of approximately 142,000 shares of our common stock valued at $0.61 per share.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE F – DEBT
Line of Credit and Short Term Borrowings
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $730,000 as of September 30, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2005 and June 30, 2005. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of September 30, 2005 and June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
     During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 were payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $151,000 and $224,000 as of September 30, 2005 and June 30, 2005, respectively.
     During August 2005, we obtained short term financing of approximately $52,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.45%. Principal and interest payments of approximately $5,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $47,000 as of September 30, 2005.
Long-Term Debt
     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $630,000 and $631,000 at September 30, 2005 and June 30, 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.25% at September 30, 2005 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.3 million as of September 30, 2005 and June 30, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE G – CAPITAL STOCK
     As of September 30, 2005, there were 31,303,265 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible notes (convertible at $1.05 per share through August 2008)	17,380,956
Convertible debentures (convertible at $1.05 per share through September 2008)	1,904,765
Debt and equity offering warrants (exercisable at an average price of $1.12 through September 2008)	11,585,361
Officers, employees, and directors options (exercisable at an average price of $5.41 through March 2014)	326,267
Consultant warrants (exercisable at an average price of $23.16 through February 2009)	105,000
Convertible preferred stock, Series A	916

31,303,265

     On October 5, 2005, we issued an aggregate of approximately 142,000 shares of our common stock at $0.61 per share in settlement of approximately $87,000 of interest due on our June 2004 convertible notes. On October 28, 2005, we issued 400,000 shares of our common stock upon the principal conversion of $420,000 of our June 2004 convertible notes by one of the holders.
NOTE H – COMPREHENSIVE LOSS
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

	Three Months Ended
	September 30,
	2005	2004
Net loss	$(5,048,450)	$(4,320,890)
Other comprehensive income:
Currency translation adjustment	50,074	344,898

Comprehensive loss	$(4,998,376)	$(3,975,992)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE I – ROYALTY AGREEMENT
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
     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 accrued prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000.
     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended September 30, 2005 and 2004, royalties due under the agreement totaled approximately $4,000 and $2,000, respectively.
NOTE J – TRANSACTIONS WITH RELATED PARTIES
     We provide certain administrative services including management and general corporate assistance to Viragen International, our majority owned subsidiary. We also incur certain costs attributable to Viragen International including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred on their behalf. For the three months ended September 30, 2005, expenses allocated to Viragen International totaled approximately $338,000 compared to approximately $343,000 for the three months ended September 30, 2004.
     Viragen (Scotland), a wholly owned subsidiary of Viragen International, conducts research and development and performs administrative functions on our behalf. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to us as incurred. For the three months ended September 30, 2005, research and development costs allocated by Viragen (Scotland) totaled approximately $486,000 compared to approximately $347,000 for the three months ended September 30, 2004. The amount of administrative expenses allocated by Viragen (Scotland) totaled approximately $6,000 for the three months ended September 30, 2005 compared to approximately $45,000 for the three months ended September 30, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE J – TRANSACTIONS WITH RELATED PARTIES – (Continued)
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
NOTE K – CONTRIBUTION
     During the quarter ended December 31, 2004, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversaries, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.
NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year commencing July 1, 2005 did not have a material impact on our financial position or results of operations.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our registration statement on Form S-3 (File No. 333-129319) filed October 28, 2005 with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com or the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of, this report.
     Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:
•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product and otherwise continue as a going concern;

•	whether our stock price will enable us to conduct future financings;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due, and otherwise meet our obligations to our lenders;

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability;

•	whether the efficacy, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities; and

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.
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

Recent Developments
Annual Meeting of Stockholders
     Viragen has called its annual meeting of stockholders to consider (a) electing two directors to the board of directors who will be classified as class B directors, to serve for a three-year term and until their successors have been elected and qualified, (b) approval, in accordance with the rules of the American Stock Exchange, of the Company’s September 15, 2005 securities purchase agreement and the possible issuance at less than market value of more than 19.9% of Viragen’s outstanding common stock pursuant thereto, (c) an amendment to Viragen’s certificate of incorporation to increase the number of shares of common stock that Viragen is authorized to issue from 100 million shares to 250 million shares and (d) ratifying the appointment of Ernst & Young LLP, as our independent registered public accounting firm. Viragen has tentatively scheduled the meeting of stockholders for December 15, 2005.
American Stock Exchange Notice
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex.
Other Announcements
     On November 1, 2005, we announced that our wholly owned subsidiary, ViraGenics, Inc., had renewed its agreement with the Roslin Institute (Scotland) to continue their collaboration to develop and commercialize avian transgenic technology as a biomanufacturing platform for the efficient and economical production of protein-based drugs. This renewal extends the existing agreement for an addition year until December 2006.
     On October 3, 2005, we announced the promotion of Karen Jervis, Ph.D., MBA, to the position of Vice President and Managing Director of Viragen (Scotland) Ltd. (VSL). VSL is a wholly owned subsidiary of Viragen International, our majority owned subsidiary. Dr. Jervis previously served as Director of Product Development, representing the Company and its products in global Business Development matters. She obtained her Ph.D. in Protein Biochemistry from the University of Glasgow and MBA from the University of Edinburgh. Dr. Jervis reports directly to Charles A. Rice, President and Chief Executive Officer of Viragen International, in her new position and is responsible for conducting the day-to-day operations of VSL.

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
•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of fiscal 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). The amount of stock-based compensation costs included in our statement of operations for the current period for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, is immaterial to our result of operation. No stock-based compensation was granted during the three months ended September 30, 2005. Results for prior periods have not been restated. The issuance of stock-based compensation in the future will require the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our statement of operation. We intend to use the Black-Scholes valuation model and estimates consistent with those we have historically used for pro forma disclosures of stock-based compensation. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible debt issued with stock purchase warrants: Viragen accounts for the issuance of and modifications to its convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimable, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources
     As of September 30, 2005, we had approximately $4.8 million in cash and cash equivalents down from approximately $6.9 million as of June 30, 2005. As of September 30, 2005, we had working capital of approximately $5.9 million, compared to a working capital deficit of approximately $7.3 million as of June 30, 2005. The change in working capital is primarily attributed to the reclassification of our convertible notes from current to long-term as a result of the amendments dated September 15, 2005, which extended the due date of the notes from March 31, 2006 to August 31, 2008. Cash used to fund operations during the three months ended September 30, 2005 totaled approximately $2.9 million. In addition, we made capital investments of approximately $187,000 primarily for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary, which are ongoing, were necessary to replace or modernize certain portions of our production and administrative facilities. We expect to spend an additional $150,000 on equipment and renovations at these facilities to bring the project to completion. During the quarter ended September 30, 2005, we received net proceeds of approximately $1.2 million from the sale of our convertible debentures with a face value of $2.0 million. This financing transaction is discussed in further detail below.
     We have experienced losses and a negative cash flow from operations since inception. During the three months ended September 30, 2005 we incurred a loss of approximately $5.0 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $151.7 million as of September 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through at least December 31, 2005. However, we will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from operations by December 31, 2005, our plans include obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.
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
     For the remainder of fiscal 2005, we anticipate the need of approximately $10.0 million for operating activities, $250,000 for investing activities and $1.7 million to service our financing obligations.

Line of Credit
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $730,000 as of September 30, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2005 and June 30, 2005. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of September 30, 2005 and June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
Convertible Notes and Debentures
     On June 18, 2004, we completed the sale of convertible notes and common stock purchase warrants in the aggregate amount of $20 million. We received approximately $18.96 million, net of finder’s fees and legal expenses. On September 15, 2005, we entered into agreements with each of the note holders to extend the maturity date of the notes from March 31, 2006 to August 31, 2008 and reduce the conversion price. These convertible notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at a conversion price equal to $1.05. This conversion price, with certain exceptions, is subject to reductions if we enter into additional financing transactions for the sale of our stock below the public trading price and below the conversion price.
     Interest remains payable quarterly at an annual rate of 7%. Quarterly interest payments are payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions.
     These notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. We also have the right to require note holders to convert their notes, subject to certain limitations; if the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days.
     As of September 30, 2005, $18.25 million of the principal amount of these convertible notes remained outstanding. The amount of interest on these notes for the three months ended September 30, 2005 totaled approximately $345,000. This amount was paid in October 2005 through the payment of approximately $258,000 in cash and the issuance of approximately 142,000 shares of our common stock valued at $0.61 per share.
     On September 15, 2005, we entered into a securities purchase agreement under which we sold our convertible, amortizing debentures in the aggregate principal amount of $2.0 million to four returning institutional investors. Under the terms of the agreement, Viragen received approximately $1.2 million, net of original issue discounts of $570,000, a $200,000 finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 952,381 three-year common stock purchase warrants exercisable at a price of $1.25 per share.

     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect. The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made by Viragen in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of Viragen’s common stock during the five trading day period immediately preceding the amortization due date). Viragen has the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of Viragen common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures.
     Viragen’s outstanding convertible debt contains a provision that in the event its common stock is no longer traded on the Amex, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their investment with related accrued interest. Given Viragen’s current financial position, if the convertible debt holders were to request payment, we would be unable to repay these amounts and would be in default of the debt agreements.
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

Recent Accounting Pronouncements
     In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year commencing July 1, 2005 did not have a material impact on our financial position or results of operations.
Results of Operations
Product sales
     For the three months ended September 30, 2005, product sales totaled approximately $85,000 compared to approximately $30,000 for the three months ended September 30, 2004. During the three months ended September 30, 2005 we experienced an increase in sales in Sweden, Germany and Indonesia.
     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in many cases, have not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In addition, Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to prescribe the product, which may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.
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
Cost of Sales
     Cost of sales, which includes excess/idle production costs, totaled approximately $457,000 for the three months ended September 30, 2005 compared to approximately $476,000 for the same period in the prior year. The decrease in cost of sales for the three months ended September 30, 2005 is primarily attributed to decreased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three months ended September 30, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the three months ended September 30, 2004, the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was imposed by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down
     During the quarter ended September 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process inventory to rise above the approved levels for frozen product. Accordingly, we recorded a net write-down of approximately $91,000 of work in process inventory. This loss is net of an insurance recovery of approximately $486,000, which we collected in October 2005.
Research and Development Costs
     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended September 30, 2005, research and development costs totaled approximately $1.01 million compared to approximately $1.09 million for the three months ended September 30, 2004. This decrease of approximately $0.08 million is attributed to decreases in costs incurred related to our avian transgenics and oncology projects.
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $1.74 million for the three months ended September 30, 2005 compared to approximately $1.81 million for the three months ended September 30, 2004. The decrease over prior year is primarily attributed to a decrease in personnel related expenses and legal fees.
     We anticipate that selling related expenses will increase in fiscal 2006 compared to fiscal 2005. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three months ended September 30, 2005 and 2004, amortization of intangible assets totaled approximately $39,000 and $40,000, respectively. Period over period differences are due to foreign exchange fluctuations.

Interest Expense
     Interest expense for the three months ended September 30, 2005 totaling approximately $1.86 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest totaling approximately $0.35 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $1.48 million.
     Interest expense for the three months ended September 30, 2004 totaling approximately $1.29 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest totaling approximately $0.35 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $0.88 million.
     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense on these debt facilities for the three months ended September 30, 2005 totaled approximately $10,000 compared to approximately $49,000 for the three months ended September 30, 2004.
Other (Income) Expense, net
     The primary components of other (income) expense, net are interest earned on cash and cash equivalents and short-term investments, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary.
     Other income, net for the three months ended September 30, 2005, totaled approximately $53,000. This amount primarily consisted of interest income of approximately $47,000, grant income of approximately $47,000 and sublease income of approximately $35,000 offset by approximately $77,000 of remeasurement losses on foreign exchange. Other expense, net for the three months ended September 30, 2004, totaled approximately $38,000. This amount primarily consisted of remeasurement losses on foreign exchange totaling approximately $242,000 was partially offset by interest earned on cash and cash equivalents and short-term investments totaling approximately $116,000, grant income of approximately $52,000 and sublease income of approximately $36,000. The foreign exchange losses arose from the remeasurement of British Pound denominated accounts and short-term investments.

Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2005 and 2004, income tax benefit totaled approximately $11,000 in both periods. Income tax benefits for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $0.45 million as of September 30, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.
     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2005, we had net operating loss carry-forwards of approximately $85.1 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2006 through 2025. At June 30, 2005, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $25.8 million and $13.8 million, respectively.
Research and Development Projects
     Our research and development programs include the avian transgenics platform, two humanized antibodies and ongoing studies in support of Multiferon® and next-generation interferon alpha products.
Avian Transgenics
     Our avian transgenic manufacturing program is designed to enable us to produce protein-based drugs, including monoclonal antibodies, inside the whites of eggs laid by transgenic chickens. Our goal is to develop a technology which will enable us to offer a viable and cost-effective alternative for the large-scale production requirements of the biopharmaceutical industry and also for our own therapeutic protein products. Existing protein production technologies are often inefficient and costly. We believe that this technology will allow us to offer the biopharmaceutical industry an efficient method of production of their protein-based products. It is envisaged that this technology will have a higher capacity, lower manufacturing costs and may be able to offer improvements to the products themselves.
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
     For the three months ended September 30, 2005, costs incurred in the field of avian transgenics totaled approximately $0.39 million. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the avian transgenics project totaling approximately $1.69, $1.87 million and $0.95 million, respectively. Since the date of inception of this project, we have incurred approximately $6.19 million in research and development costs.

Antibodies
     We have selected two monoclonal antibodies for our research and development projects based largely upon (1) novelty, (2) prior pre-clinical information, and (3) prior testing in humans. Both of our current antibody projects are unique in these respects and both offer the potential to be developed into a platform based technology.
VG102
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. This specific antibody was developed through the research of Professor Lindy Durrant of the University of Nottingham, UK. The CD55 antigen is significantly over-expressed on nearly all solid tumors in humans. Early studies at Nottingham demonstrated that the antibody was able to bind only to tumor antigen and furthermore, it was shown to bind in a highly novel manner, different from all anti-CD55 antibodies known in the scientific literature. This novelty underpins the intellectual property surrounding VG102, in addition to other intellectual property we have created through our development activities. The CD55 antigen has been shown to block the body’s natural immune system from attacking and killing cancer cells. Theoretically, if an antibody can be developed that binds selectively to tumor CD55 antigen, this protective mechanism could be removed and the natural immune system, or concomitantly or sequentially administered anti-tumor agents, would then be able to destroy cancer cells.
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
     For the three months ended September 30, 2005, costs incurred related to the VG102 project totaled approximately $0.13 million. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the VG102 project totaling approximately $0.58, $0.21 million and $0.14 million, respectively. Since the date of inception of this project, we have incurred approximately $1.63 million in research and development costs.

VG101
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute (SKI) for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and now expires in February 2007. It is believed that the GD3 antigen protects melanoma cells from the body’s natural immune system, and anti-cancer therapeutics, thereby allowing cells to proliferate and grow. By removing this protection, using an antibody that selectively binds to the GD3 antigen, the natural immune system has a better chance to kill these tumor cells, as would separately administered anti-cancer agents.
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
     We are currently engaged in negotiations with SKI, for an exclusive license to this antibody, as provided for in the earlier agreement. At the current time, we are developing production processes for various forms of the antibody, including the avian transgenics technology, in an effort to generate humanized forms. These antibodies will be shared with SKI clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories, following which we will select one humanized form to complete pre-clinical studies in preparation for meetings with the US Food and Drug Administration. A meeting with the FDA could be requested in calendar 2006, provided a license agreement is executed. We are not able to predict a date for the start of clinical trials.
     During the fiscal years 2006 and 2005, we incurred minimal costs associated with our VG101 project. Since the date of inception of this project, we have incurred approximately $1.5 million in research and development costs.
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
     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the three months ended September 30, 2005, the Swedish Krona strengthened against the U.S. dollar by approximately 1.1%. However, the U.S. dollar strengthened against the British Pound by approximately 2.3% over the same period.
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
     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of September 30, 2005.

Item 4. Controls and Procedures
Disclosure Controls Evaluation and Related CEO and CFO Certifications
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
     Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.
Limitations on the Effectiveness of Controls
     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.
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

Conclusions
     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to Viragen and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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

Viragen, Inc.
Date: November 9, 2005	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: November 9, 2005	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002