Form 10-Q
period 2005-12-31
VIRAGEN INC
filed 2006-02-09
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-15823

VIRAGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2101668 (I.R.S. Employer Identification No.)
865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices) (Zip Code)
(954) 233-8746
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No    ☒
As of February 7, 2006, there were 43,968,761 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Product sales	$116,973	$52,548	$202,159	$82,965

Costs and expenses
Cost of sales	570,062	754,352	1,026,891	1,230,612
Inventory write-down, net	103,662	539,900	194,284	539,900
Research and development	1,069,283	910,438	2,078,813	2,001,307
Selling, general and administrative	1,638,645	1,904,103	3,380,202	3,717,622
Amortization of intangible assets	37,932	43,503	77,395	83,883
Interest expense	1,425,180	1,347,598	3,284,842	2,633,857
Other income, net	(95,971)	(1,481,546)	(149,041)	(1,443,858)

Loss before income taxes and minority interest	(4,631,820)	(3,965,800)	(9,691,227)	(8,680,358)
Income tax benefit	10,957	10,957	21,914	21,914
Minority interest in loss of subsidiary	—	367,411	—	750,122

Net loss	(4,620,863)	(3,587,432)	(9,669,313)	(7,908,322)
Deduct required dividends on convertible preferred stock, Series A	538	538	1,075	1,075

Net loss attributable to common stock	$(4,621,401)	$(3,587,970)	$(9,670,388)	$(7,909,397)

Basic and diluted net loss per share of common stock, after deduction for required dividends on convertible preferred stock	$(0.11)	$(0.10)	$(0.25)	$(0.22)

Weighted average common shares — basic and diluted	40,817,497	36,568,385	39,088,457	36,568,385

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$1,887,010	$6,885,537
Accounts receivable	69,830	39,350
Inventories	1,750,125	2,349,513
Prepaid expenses	520,785	820,922
Other current assets	340,113	832,610

Total current assets	4,567,863	10,927,932
Property, plant and equipment
Land, building and improvements	5,168,920	5,327,018
Equipment and furniture	5,735,409	5,670,671
Construction in progress	180,416	19,630

	11,084,745	11,017,319
Less accumulated depreciation	(5,485,113)	(5,262,769)

	5,599,632	5,754,550
Goodwill	3,593,131	3,653,159
Developed technology, net	1,506,209	1,608,585
Deposits and other assets	334,560	40,566

	$15,601,395	$21,984,792

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$684,771	$749,561
Accrued expenses and other liabilities	1,099,426	1,116,637
Current portion of convertible notes and debentures	401,785	16,104,994
Line of credit and short term borrowings	102,207	224,245
Current portion of long-term debt	32,682	33,228

Total current liabilities	2,320,871	18,228,665
Convertible notes and debentures, less current portion	12,682,976	—
Long-term debt, less current portion	636,845	598,104
Deferred income tax liability	434,626	456,540
Royalties payable	107,866	107,866

Commitments and contingencies

Stockholders’ (deficit) equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at December 31, 2005 and June 30, 2005. Liquidation preference value: $10 per share, aggregating $21,500 at December 31, 2005 and June 30, 2005	2,150	2,150
Common stock, $.01 par value. Authorized 250,000,000 shares at December 31, 2005 and 100,000,000 shares at June 30, 2005; 43,010,952 shares issued and outstanding at December 31, 2005; 37,087,677 shares issued and outstanding at June 30, 2005	430,110	370,877
Capital in excess of par value	153,280,752	146,580,467
Accumulated deficit	(156,350,507)	(146,680,119)
Accumulated other comprehensive income	2,055,706	2,320,242

Total stockholders’ (deficit) equity	(581,789)	2,593,617

	$15,601,395	$21,984,792

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(9,669,313)	$(7,908,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,341	420,610
Amortization of intangible assets	77,395	83,883
Inventory write-down, net	194,284	539,900
Amortization of fees paid with common stock	—	60,000
Net loss (gain) on foreign exchange remeasurement	151,357	(369,870)
Gain on remeasurement of subsidiary intercompany liability	—	(595,776)
Compensation expense on stock options and warrants	8,967	—
Minority interest in net loss of subsidiary	—	(750,122)
Amortization of discount on convertible debentures and promissory notes	2,275,858	1,618,966
Amortization of deferred financing costs	348,297	246,201
Deferred income tax benefit	(21,914)	(21,914)
Increase (decrease) relating to operating activities from:
Accounts receivable	(31,047)	14,203
Inventories	(91,878)	(392,523)
Prepaid expenses	342,026	548,914
Other current assets	602,883	(13,223)
Accounts payable	(48,080)	(442,698)
Accrued expenses and other liabilities	20,039	(385,663)

Net cash used in operating activities	(5,428,785)	(7,347,434)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,519,700)
Additions to property, plant and equipment	(338,303)	(159,021)
Proceeds from sale of property, plant and equipment	—	24,738
Contribution received for capital investment in Sweden	—	278,005

Net cash used in investing activities	(338,303)	(5,375,978)

FINANCING ACTIVITIES
Proceeds from sale of convertible debentures	1,194,895	—
Payments on convertible debentures	(62,500)	—
Payments on line of credit and short term borrowings, net	(173,592)	(958,619)
Payments on long-term debt, net	(35,439)	(569,794)
Repurchase of preferred stock shares, Series A	—	(1,000)

Net cash provided by (used in) financing activities	923,364	(1,529,413)
Effect of exchange rate fluctuations on cash and cash equivalents	(154,803)	385,185

Decrease in cash and cash equivalents	(4,998,527)	(13,867,640)
Cash and cash equivalents at beginning of period	6,885,537	22,753,271

Cash and cash equivalents at end of period	$1,887,010	$8,885,631

     During the six months ended December 31, 2005 and 2004, we had the following non-cash financing activities:

	Six Months Ended
	December 31,
	2005	2004
Conversion of convertible notes into common stock	$6,070,000	$—
Purchase of insurance with notes payable	51,554	—
Purchase of equipment with note payable	84,079	—
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
     As of December 31, 2005, we owned approximately 81.2% of Viragen International, Inc. We operate primarily through Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden, and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.
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
     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)
     During the three and six months ended December 31, 2005 we incurred a loss of approximately $4.6 million and $9.7 million, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $156.4 million as of December 31, 2005. We had cash and cash equivalents totaling approximately $1.9 million and working capital of approximately $2.2 million at December 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through February 2006. We will require substantial additional funding to support our operations subsequent to February 2006. As we do not anticipate achieving sufficient cash flows from operations, we are seeking additional capital through equity or debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if we are unable to obtain additional financing by the end of February 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
     Due to our financial condition, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex. We have provided quarterly updates to Amex regarding our progress with the plan.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE B – STOCK-BASED COMPENSATION
     At December 31, 2005, we had one active stock-based compensation plan, the 1997 Stock Option Plan, which is approved by our stockholders. Our 1995 Stock Option Plan expired in May 2005 and no new options may be granted under this plan. Prior to July 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the statement of operations for the three and six months ended December 31, 2004 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). For the three and six months ended December 31, 2005, we recognized approximately $4,000 and $9,000, respectively, of stock-based compensation costs in the statement of operations for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005. No stock-based compensation was granted during the three and six months ended December 31, 2005. Results for prior periods have not been restated.
     The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three and six months ended December 31, 2004.

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
Net loss as reported	$(3,587,432)	$(7,908,322)
Stock based compensation determined under the fair value method	(25,405)	(54,553)

Pro forma net loss	(3,612,837)	(7,962,875)
Preferred stock dividends, Series A	(538)	(1,075)

Pro forma net loss attributable to common stock	$(3,613,375)	$(7,963,950)

Pro forma net loss per common share after deduction of required dividends on preferred stock:
Basic and diluted – as reported	$(0.10)	$(0.22)
Basic and diluted – pro forma	$(0.10)	$(0.22)

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
     Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. During the quarter ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we are unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.
     Inventories consisted of the following at December 31, 2005 and June 30, 2005:

	December 31,	June 30,
	2005	2005
Finished product	$609,162	$19,234
Work in process	831,177	2,031,981
Raw materials and supplies	309,786	298,298

Total inventories	$1,750,125	$2,349,513

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
     The goodwill reported in our balance sheets as of December 31, 2005 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2005:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	(60,028)

Balance as of December 31, 2005	$3,593,131

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2005, we evaluated our goodwill for impairment. The impairment review indicated that our goodwill was impaired and, as a result, we recorded a goodwill impairment charge of approximately $6.9 million during the fourth quarter of fiscal 2005. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
     The developed technology intangible asset reported in our balance sheets as of December 31, 2005 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2005 and June 30, 2005 is as follows:

	December 31,	June 30,
	2005	2005
Developed technology	$2,151,727	$2,187,675
Accumulated amortization	(645,518)	(579,090)

Developed technology, net	$1,506,209	$1,608,585

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)
     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $502,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.
     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.
NOTE E – CONVERTIBLE NOTES AND DEBENTURES
     Details of our convertible notes and debentures outstanding at December 31, 2005 and June 30, 2005 are as follows:

	December 31,	June 30,
	2005	2005
Outstanding principal	$15,867,500	$20,000,000
Less discounts	(2,782,739)	(3,895,006)

	13,084,761	16,104,994
Less current portion, net of discounts	(401,785)	(16,104,994)

Long term portion	$12,682,976	$—

     At December 31, 2005 the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $13.93 million, and convertible debentures issued September 15, 2005 with an outstanding principal amount of $1.94 million. At June 30, 2005 the convertible notes and debentures balance was comprised solely of convertible notes issued on June 18, 2004, with an outstanding principal amount of $20.00 million. In September 2005, the terms of the notes issued on June 18, 2004 were modified resulting in a reclassification of the principal due from current to long term.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect. The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at Viragen’s option, in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of Viragen’s common stock during the five trading day period immediately preceding the amortization due date). Viragen has the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of Viragen common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three and six months ended December 31, 2005, we recognized approximately $71,000 and $82,000, respectively, as interest expense from the amortization of the original issue discount.
     The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. For the three and six months ended December 31, 2005, we recognized approximately $21,000 and $24,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.
     We incurred costs of approximately $290,000 in connection with the debentures issued under the September 15, 2005 securities purchase agreement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. For the three and six months ended December 31, 2005, we recognized approximately $36,000 and $42,000, respectively, as interest expense from the amortization of these debt issuance costs.
     Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants is registered under our Form S-3 registration statement (File No. 333-129319) filed with the Securities and Exchange Commission, which was declared effective on November 9, 2005. If, following the effective date of the registration statement, the registration statement ceases to remain effective for ten consecutive calendar days, but no more than an aggregate of fifteen days during any twelve month period, or if Viragen fails to deliver unlegended shares to the investors as and when required, Viragen is subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible debentures.
     During December 2005, we made cash payments aggregating $68,750 to the September 15, 2005 convertible debenture holders, which represented the first of 32 monthly installments on these debentures, including the additional 10% premium. As of December 31, 2005, $1.93 million of the principal amount of these convertible debentures remained outstanding.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)
June 2004 Convertible Notes, as amended
     On April 1, 2004, we entered into purchase agreements for the issuance and sale of 7% convertible promissory notes due March 31, 2006 and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004, our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants that were exercisable at $1.819 per share.
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
     The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. The aggregate discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and six months ended December 31, 2005, we recognized non-cash interest expense from the amortization of this discount of approximately $440,000 and $1,015,000, respectively, compared to $364,000 and $692,000 for the three and six months ended December 31, 2004. All common stock purchase warrants issued in connection with this transaction remain unexercised as of December 31, 2005.
     As a result of the common stock purchase warrants initially issued in connection with the notes and the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. This discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and six months ended December 31, 2005, we recognized non-cash interest expense from the amortization of this discount of approximately $439,000 and $1,154,000, respectively, compared to $488,000 and $927,000 for the three and six months ended December 31, 2004.
     In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three and six months ended December 31, 2005, we recognized interest expense from the amortization of these debt issuance costs of approximately $116,000 and $306,000, respectively, compared to $130,000 and $246,000 for the three and six months ended December 31, 2004.
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
     As of December 31, 2005, $13.93 million of the principal amount of these convertible notes remained outstanding. The amount of interest on these notes for the three and six months ended December 31, 2005 at 7% totaled approximately $284,000 and $629,000, respectively. Quarterly interest due January 1, 2006 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. Quarterly interest due October 1, 2005 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.
     Resale of the shares issuable upon conversion or payment of the notes and related interest and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004. If, following the effective date of the registration statement, the registration statement ceases to remain effective or if Viragen fails to deliver unlegended shares to the investors as and when required, Viragen is subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible notes.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE F – DEBT
Line of Credit and Short Term Borrowings
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $710,000 as of December 31, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2005 and June 30, 2005. The overdraft facility was renewed in December 2005 and will expire at the end of February 2006. There was no outstanding balance under this overdraft facility as of December 31, 2005 or June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
     During August 2005, we obtained short term financing of approximately $52,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.45%. Principal and interest payments of approximately $5,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $26,000 as of December 31, 2005.
     During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $76,000 and $224,000 as of December 31, 2005 and June 30, 2005, respectively.
Long-Term Debt
     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $605,000 and $631,000 at December 31, 2005 and June 30, 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.25% at December 31, 2005 and June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.2 million and $2.3 million as of December 31, 2005 and June 30, 2005, respectively.
     During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,700, twelve payments of approximately $2,200 and twelve payments of $1,500. The outstanding balance on this borrowing was approximately $65,000 as of December 31, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE G – CAPITAL STOCK
     As of December 31, 2005, there were 43,010,952 shares of our common stock outstanding and 27,126,953 shares of our common stock issuable upon exercise or conversion of the following securities:

June 2004 convertible notes (convertible at $1.05 per share through August 2008)	13,266,670
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	1,845,239
Debt and equity offering warrants (exercisable at an average price of $1.12 through September 2008)	11,585,361
Officers, employees, and directors options (exercisable at an average price of $5.41 through March 2014)	326,267
Consultant warrants (exercisable at an average price of $23.16 through February 2009)	102,500
Convertible preferred stock, Series A	916

27,126,953

     During the six months ended December 31, 2005, we issued an aggregate of 5,780,953 shares of our common stock upon the conversion of $6.07 million in principal of our June 2004 convertible notes, which are convertible at $1.05 per share. Quarterly interest due October 1, 2005 on our June 2004 convertible notes was satisfied through the issuance of 142,322 shares of our common stock valued at $0.61 per share and the payment of approximately $258,000 in cash.
     Subsequent to December 31, 2005, we issued an aggregate of 576,857 shares of our common stock valued at $0.49 per share as payment of approximately $284,000 of interest due on our June 2004 convertible notes. We also issued an aggregate of 380,952 shares of our common stock upon the principal conversion of $400,000 of our June 2004 convertible notes by one of the holders.
NOTE H – COMPREHENSIVE LOSS
     Comprehensive loss is comprised of our net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ (deficit) equity. Our other comprehensive (loss) income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss	$(4,620,863)	$(3,587,432)	$(9,669,313)	$(7,908,322)
Other comprehensive (loss) income:
Currency translation adjustment	(314,610)	1,263,063	(264,536)	1,607,961

Comprehensive loss	$(4,935,473)	$(2,324,369)	$(9,933,849)	$(6,300,361)

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
     Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended December 31, 2005 and 2004, royalties due under the agreement totaled approximately $6,000 and $2,000, respectively. For the six months ended December 31, 2005 and 2004, royalties due under the agreement totaled approximately $10,000 and $4,000, respectively.
NOTE J – TRANSACTIONS WITH RELATED PARTIES
     We provide certain administrative services including management and general corporate assistance to Viragen International, our majority owned subsidiary. We also incur certain costs attributable to Viragen International including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred on their behalf. For the three and six months ended December 31, 2005, expenses allocated to Viragen International totaled approximately $312,000 and $650,000, respectively, compared to approximately $343,000 and $690,000 for the three and six months ended December 31, 2004, respectively.
     Viragen (Scotland), a wholly owned subsidiary of Viragen International, conducts research and development and performs administrative functions on our behalf. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to us as incurred. For the three and six months ended December 31, 2005, research and development costs allocated by Viragen (Scotland) totaled approximately $523,000 and $1,009,000, respectively, compared to approximately $386,000 and $733,000 for the three and six months ended December 31, 2004, respectively. The amount of administrative expenses allocated by Viragen (Scotland) was nil and approximately $6,000 for the three and six months ended December 31, 2005, respectively, compared to approximately $25,000 and $70,000 for the three and six months ended December 31, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE J – TRANSACTIONS WITH RELATED PARTIES – (Continued)
     During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to us by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other income line item of our statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to us. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging us for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to us in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on total stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year, which commenced July 1, 2005, did not have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on the Company’s consolidated financial statements.

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

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-129319) filed November 14, 2005 with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com or the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of, this report.
     Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:
•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials and successfully market our product and otherwise continue as a going concern;

•	whether our stock price will enable us to conduct future financings;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due, and otherwise meet our obligations to our lenders;

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities; and

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.
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

Recent Developments
Annual Meeting of Stockholders
     Viragen held its annual meeting of stockholders on December 15, 2005. At the meeting, the stockholders voted in favor of (a) electing two directors to the board of directors who were classified as class B directors, to serve for a three-year term and until their successors have been elected and qualified, (b) approving, in accordance with the rules of the American Stock Exchange, the Company’s September 15, 2005 securities purchase agreement and the possible issuance at less than market value of more than 19.9% of Viragen’s outstanding common stock pursuant thereto, (c) an amendment to Viragen’s certificate of incorporation to increase the number of shares of common stock that Viragen is authorized to issue from 100 million shares to 250 million shares and (d) ratifying the appointment of Ernst & Young LLP, as our independent registered public accounting firm.
Other Announcements
     In January 2006, Viragen announced successful expression of significant quantities of the human protein, interferon beta-1a, in the whites of eggs laid by transgenic hens using the OVA™ System (Avian Transgenic Biomanufacturing). Interferon-beta is a key component of the human immune system and is the active ingredient in several leading multiple sclerosis (MS) therapies. These results are the first in a series of anticipated milestones demonstrating “Proof-of-Principle” with an avian-expressed version of interferon-beta, and it is expected that the OVA™ System will be capable of cost-effectively expressing many types of therapeutic proteins.
     Viragen and the Roslin Institute are conducting avian expression studies on various protein candidates including interferon beta-1a, which is currently marketed under two competing brand names for the treatment of MS. These MS products are Avonex(R), marketed by Biogen Idec, and Rebif(R), marketed by Serono, with combined annual global sales over $2.5 billion. Viragen has no agreements with Biogen Idec or Serono and did not collaborate with either company in connection with these avian expression studies.
     We have met with the regulatory authorities in Sweden on multiple occasions to answer questions regarding our application seeking to expand the approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma, in Sweden, following dacarbazine (DTIC) after surgical removal of tumors. We believe that we have provided satisfactory responses and expect a final decision in the very near-term. Assuming we receive final approval for this important indication in Sweden, we are prepared to launch this new indication immediately.
     On December 6, 2005, we announced that we entered into a license agreement with Kuhnil Pharmaceutical Company, Ltd. headquartered in Seoul, Korea to distribute Multiferon® in South Korea. Kuhnil is a rapidly growing, leading manufacturer, developer and marketer of pharmaceuticals in Korea with a specialty focus in oncology, covering an expansive network of clinics, physicians and hospitals with over 300 sales representatives. Kuhnil is a privately-held company established in 1951 in Seoul, South Korea.
     We received a small up-front license fee in exchange for providing exclusive marketing rights to Multiferon® in South Korea for a period of ten years. The agreement provides that Kuhnil shall take all measures necessary to achieve regulatory approval for Multiferon® in South Korea, as required by the Korean health regulatory authority, KFDA. The South Korean regulatory approval process is expected to take approximately 12 months.

     On November 18, 2005, we announced that preliminary in vitro studies conducted by a U.S. research organization found Multiferon® to show significant anti-viral activity against the highly pathogenic H5N1 strain of avian influenza virus. These early-stage studies found Multiferon® to be significantly more active against the virus than recombinant alpha interferon, recombinant beta interferon or ribavirin. We believe these results suggest that Multiferon® may have utility against this viral threat and is a prime candidate worthy of further evaluation in additional avian influenza studies.
     The studies were conducted by Birmingham, Alabama-based Southern Research Institute, an independent, not-for-profit center for scientific research. In the evaluations, Southern Research exposed a standard cell line to a range of concentrations of Multiferon®, recombinant alpha interferon, recombinant beta interferon and ribavirin, all of which were then separately exposed to the H5N1 avian influenza virus. It was found that not only was Multiferon® highly active against the virus, being able to protect the cells against viral infection, but furthermore, it was found to be far more active than the other three products tested. Multiferon® showed potent anti-viral efficacy at low concentrations and was non-toxic to the cells.
     While these studies represent only a preliminary evaluation, and success in the in vivo or clinical stages cannot be guaranteed, the data suggests that Multiferon® may have immuno-protective and anti-viral activity against this particular strain of virus, and furthermore, may be more effective than other anti-viral products, including recombinant alpha interferon.
     The data obtained from these studies has been included to supplement our provisional patent application filed with the United Kingdom’s Patent Office in February 2005, which was subsequently filed as an International Patent Application in February 2006 and which replaced the previously filed provisional patent application filed in February 2004 covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus.

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of fiscal 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
•	Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). The amount of stock-based compensation costs included in our statement of operations for the current period for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, is immaterial to our results of operation. No stock-based compensation was granted during the three and six months ended December 31, 2005. Results for prior periods have not been restated. The issuance of stock-based compensation in the future will require the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our statement of operation. We intend to use the Black-Scholes valuation model and estimates consistent with those we have historically used for pro forma disclosures of stock-based compensation. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible debt issued with stock purchase warrants: Viragen accounts for the issuance of and modifications to its convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimable, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources
     As of December 31, 2005, we had approximately $1.9 million in cash and cash equivalents down from approximately $6.9 million as of June 30, 2005. As of December 31, 2005, we had working capital of approximately $2.2 million, compared to a working capital deficit of approximately $7.3 million as of June 30, 2005. The change in working capital is primarily attributed to the reclassification of our convertible notes from current to long-term as a result of the amendments dated September 15, 2005, which extended the due date of the notes from March 31, 2006 to August 31, 2008. Cash used to fund operations during the six months ended December 31, 2005 totaled approximately $5.4 million. In addition, we made capital investments of approximately $338,000, primarily for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary, which are ongoing, were necessary to replace or modernize certain portions of our production and administrative facilities. We expect to spend an additional $100,000 on equipment and renovations at these facilities to bring the project to completion. During the six months ended December 31, 2005, we received net proceeds of approximately $1.2 million from the sale of our convertible debentures with a face value of $2.0 million. This financing transaction is discussed in further detail below. Principal and interest payments on our convertible notes and debentures totaled approximately $327,000 for the six months ended December 31, 2005. Principal and interest payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $209,000 for the six months ended December 31, 2005.
     We have experienced losses and a negative cash flow from operations since inception. During the six months ended December 31, 2005 we incurred a loss of approximately $9.7 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $156.4 million as of December 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through February 2006. We will require substantial additional funding to support our operations subsequent to February 2006. As we do not anticipate achieving sufficient cash flows from operations, we are seeking additional capital through equity or debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if we are unable to obtain additional financing by the end of February 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
     We are engaged in active dialogue with a number of potential sources of financing, and are hopeful that we will succeed in securing the additional funds necessary to sustain operations. While we have not received any binding commitment from any source of financing, we are completing final preparations to privately offer through a registered broker-dealer, on a “best efforts” basis, shares of our convertible preferred stock designed to provide us with between $4 and $6 million of near term funding. Thereafter, we are hopeful that our recent engagement of Janney Montgomery Scott LLC as our financial adviser to evaluate strategic alternatives, including obtaining additional financing and exploring potential merger and acquisition opportunities, will lead us to the funding necessary to pursue our long-term goals and/or to consummate a business combination that would enhance shareholder values. The securities to be offered have not been and will not be registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the United States absent registration or an applicable exemption form registration requirements. It is our intention to conduct the offering under an applicable exemption from the registration requirements of the Act.

     Due to our financial condition, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.
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
     For the remainder of fiscal 2006, we anticipate the need of approximately $7.0 million for operating activities, $150,000 for investing activities and $1.0 million to service our current financing obligations.
Line of Credit
     Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $710,000 as of December 31, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 30, 2005 and June 30, 2005. The facility was renewed in December 2005 and will expire at the end of February 2006. There was no outstanding balance under this overdraft facility as of December 31, 2005 or June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.
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
     As of December 31, 2005, $13.93 million of the principal amount of these convertible notes remained outstanding. Interest on these notes for the six months ended December 31, 2005 at 7% totaled approximately $629,000. The quarterly interest due January 1, 2006 of approximately $284,000 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. The quarterly interest due October 1, 2005 of approximately $345,000 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.
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
     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect. The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at Viragen’s option, in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of Viragen’s common stock during the five trading day period immediately preceding the amortization due date). Viragen has the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of Viragen common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures.
     During December 2005, we made cash payments aggregating $68,750 to the September 15, 2005 convertible debenture holders, which represented the first of 32 monthly installments on these debentures, including the additional 10% premium.
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

     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex. We have provided quarterly updates to Amex regarding our progress with the plan.

Off Balance Sheet Arrangements
     Under SEC regulations, we are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year, which commenced July 1, 2005, did not have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on the Company’s consolidated financial statements.

Results of Operations
Product sales
     For the three months ended December 31, 2005, product sales totaled approximately $117,000 compared to approximately $53,000 for the three months ended December 31, 2004. For the six months ended December 31, 2005, product sales totaled approximately $202,000 compared to approximately $83,000 for the six months ended December 31, 2004. These increases in product sales are attributed to an increase in Multiferon® sales volume in Mexico, Sweden, Germany and Indonesia.
     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in many cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In addition, Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to prescribe the product, which may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the benefits of the product.
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
Cost of Sales
     Cost of sales, which includes excess/idle production costs, totaled approximately $570,000 for the three months ended December 31, 2005 compared to approximately $754,000 for the same period in the prior year. Cost of sales totaled approximately $1,027,000 for the six months ended December 31, 2005 compared to approximately $1,231,000 for the same period in the prior year. These decreases in cost of sales are primarily attributed to decreased excess/idle capacity as a result of cost cutting measures. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and six months ended December 31, 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. For the three and six months ended December 31, 2004 excess/idle capacity costs were primarily the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was imposed by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down
     During the quarter ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000.
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
Research and Development Costs
     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended December 31, 2005, research and development costs totaled approximately $1.07 million compared to approximately $0.91 million for the three months ended December 31, 2004. For the six months ended December 31, 2005, research and development costs totaled approximately $2.08 million compared to approximately $2.00 million for the six months ended December 31, 2004. Research and development expenses during the quarter and six months ended December 31, 2004 reflect the reversal of a long-standing trade liability of approximately $0.18 million. Excluding the impact of this reversal, period over period research and development expenses were higher for the three and six months ended December 31, 2005 due to an increase in consulting fees for regulatory matters, clinical trial costs and legal fees related to intellectual property.
     We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional funding necessary to conduct and complete these trials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $1.64 million for the three months ended December 31, 2005 compared to approximately $1.90 million for the three months ended December 31, 2004. The decrease of approximately $0.26 million over prior year is primarily attributed to a decrease in personnel related expenses and consulting and legal fees.

     For the six months ended December 31, 2005, selling, general and administrative expenses totaled approximately $3.38 million compared to approximately $3.72 million for the six months ended December 31, 2004. The decrease of approximately $0.34 million over prior year is primarily attributed to a decrease in personnel related expenses and consulting and legal fees.
     Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operations.
     We anticipate that selling related expenses will increase in the second half of fiscal 2006 compared to fiscal 2005. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2005, amortization of intangible assets totaled approximately $38,000 and $77,000, respectively, compared to approximately $44,000 and $84,000 during the three and six months ended December 31, 2004, respectively. The period over period decreases are due to the strengthening of the U.S. dollar against the Swedish Krona.
Interest Expense
     Interest expense for the three months ended December 31, 2005 totaling approximately $1.43 million primarily represents interest expense on our June 2004 convertible notes and September 15, 2005 convertible debentures. This interest expense was comprised of principal interest totaling approximately $0.29 million and non-cash interest expense related to the amortization of the discounts on these notes and debentures and related closing costs totaling approximately $1.09 million. Interest expense for the six months ended December 31, 2005 totaling approximately $3.28 million primarily represents interest expense on our June 2004 convertible notes and our September 15, 2005 convertible debentures. This interest expense was comprised of principal interest totaling $0.64 million and non-cash interest expense related to the amortization of the discounts on these notes and debentures and related closing costs totaling approximately $2.63 million.
     Interest expense for the three months ended December 31, 2004 totaling approximately $1.35 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest payments totaling $0.35 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $0.98 million. Interest expense for the six months ended December 31, 2004 totaling approximately $2.63 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest payments totaling $0.70 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $1.87 million.
     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense on these debt facilities for the three and six months ended December 31, 2005 totaled approximately $9,000 and $19,000, respectively, compared to approximately $14,000 and $64,000 for the three and six months ended December 31, 2004.

Other Income, net
     The primary components of other income, net, are interest earned on cash and cash equivalents and short-term investments, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary.
     Other income, net, for the three months ended December 31, 2005, totaled approximately $0.10 million compared to approximately $1.48 million for the three months ended December 31, 2004. This decrease of approximately $1.38 million is primarily attributed to remeasurement gains on foreign exchange totaling approximately $1.21 million in the three months ended December 31, 2004. Other income, net, for the six months ended December 31, 2005, totaled approximately $0.15 million compared to approximately $1.44 million for the six months ended December 31. 2004. This decrease of approximately $1.29 million is primarily attributed to remeasurement gains on foreign exchange totaling approximately $1.00 million in the six months ended December 31, 2004. Our foreign exchange gains and losses arise from the remeasurement of British Pound denominated accounts and short-term investments.
Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2005, our income tax benefits totaled approximately $11,000 and $22,000, respectively, which was the same as for the three and six months ended December 31, 2004. Income tax benefits for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $0.44 million as of December 31, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.
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
     For the three and six months ended December 31, 2005, costs incurred in the field of avian transgenics totaled approximately $0.62 million and $1.01 million, respectively. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the avian transgenics project totaling approximately $1.69 million, $1.87 million and $0.95 million, respectively. Since the date of inception of this project, we have incurred approximately $6.81 million in research and development costs.
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
     At the current time we are developing production processes for a humanized version of this antibody to continue pre-clinical studies, and we hope to be ready to initiate toxicology studies on the humanized form in early 2007, followed by meetings with regulatory authorities to agree upon clinical development protocols. We have not yet selected a target indication for this antibody; however, we have identified ovarian cancer, breast cancer and head and neck cancer as among the possibilities. At this time, we are not able to predict any date for the start of clinical trials.
     For the three and six months ended December 31, 2005, costs incurred related to the VG102 project totaled approximately $0.13 million and $0.26 million, respectively. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the VG102 project totaling approximately $0.58 million, $0.21 million and $0.14 million, respectively. Since the date of inception of this project, we have incurred approximately $1.76 million in research and development costs.
VG101
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute (SKI) for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and now expires in February 2007. It is believed that antibodies to the GD3 antigen are able to elicit anti-tumor effects, thereby destroying cancer cells, which have the over-expressed antigen on their surface.
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
     At the current time, we are developing production processes for various forms of the antibody, including the avian transgenics technology, in an effort to generate humanized forms. These antibodies will be shared with SKI clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories. We are not able to predict subsequent study dates for this antibody.

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
     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2005, the U.S. dollar strengthened against the British Pound and the Swedish Krona by approximately 4.7% and 1.6%, respectively.
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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2005.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual stockholders’ meeting in Plantation, Florida on December 15, 2005. Stockholders voted:
1.	To elect two directors to the board of directors, who were classified as class B directors, to serve for the term of their designated class and until their successors have been elected and qualified;

2.	To authorize the possible issuance of more than 19.9% of our common stock at below fair market value in a financing transaction pursuant to which Viragen received gross proceeds of $2 million through the sale of its convertible debentures and common stock purchase warrants to four institutional investors;

3.	To authorize an amendment to Viragen’s Certificate of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue; and

4.	To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm.
     With a majority (92%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

			Broker
Proposal 1.	For	Withhold	Non-Votes
Election of directors:
Randolph A. Pohlman	35,245,705	728,647	—
Nancy A. Speck	35,275,753	698,599	—

				Broker
Proposal 2.	For	Against	Abstain	Non-Votes
Authorize the possible issuance of more than 19.9% of our common stock at below fair market value in a financing transaction pursuant to which Viragen received gross proceeds of $2 million through the sale of its convertible debentures and common stock purchase warrants to four institutional investors	6,659,969	1,544,521	82,521	27,677,341

				Broker
Proposal 3.	For	Against	Abstain	Non-Votes
Authorize an amendment to Viragen’s Certificate of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue	34,071,849	1,832,251	70,252	—

				Broker
Proposal 4.	For	Against	Abstain	Non-Votes
To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm	35,614,272	253,305	106,775	—

Item 6. Exhibits

3.11	Certificate of Amendment to Certificate of Incorporation dated June 15, 2004
3.12	Certificate of Amendment to Certificate of Incorporation dated December 15, 2005
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.
Date: February 7, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: February 7, 2006	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.11	Certificate of Amendment to Certificate of Incorporation dated June 15, 2004
3.12	Certificate of Amendment to Certificate of Incorporation dated December 15, 2005
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002