Form 10-Q
period 2006-03-31
VIRAGEN INC
filed 2006-05-09
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2006, there were 45,765,687 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Product sales	$98,643	$80,078	$300,802	$163,043

Costs and expenses
Cost of sales	681,394	604,944	1,708,285	1,835,556
Inventory write-down, net	—	—	194,284	539,900
Research and development	1,171,415	1,279,549	3,250,228	3,280,856
Selling, general and administrative	1,490,637	2,027,142	4,870,839	5,744,764
Amortization of intangible assets	38,874	43,681	116,269	127,564
Interest expense	890,033	1,450,799	4,174,875	4,084,656
Other income, net	(507,668)	(82,233)	(656,709)	(1,526,091)

Loss before income taxes and minority interest	(3,666,042)	(5,243,804)	(13,357,269)	(13,924,162)
Income tax benefit	10,957	10,957	32,871	32,871
Minority interest in loss of subsidiary	—	388,091	—	1,138,213

Net loss	(3,655,085)	(4,844,756)	(13,324,398)	(12,753,078)
Deduct required dividends on convertible preferred stock, Series A	537	537	1,612	1,612
Deduct required dividends on convertible preferred stock, Series J	37,719	—	37,719	—
Deduct discount relating to value of warrants issued with convertible preferred stock, Series J	929,675	—	929,675	—

Net loss attributable to common stock	$(4,623,016)	$(4,845,293)	$(14,293,404)	$(12,754,690)

Basic and diluted net loss per share of common stock, after deduction for dividends and discount on convertible preferred stock	$(0.10)	$(0.13)	$(0.35)	$(0.35)

Weighted average common shares — basic and diluted	44,237,680	36,568,385	40,779,807	36,568,385

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,680,249	$6,885,537
Accounts receivable	64,368	39,350
Inventories	1,741,685	2,349,513
Prepaid expenses	402,295	820,922
Other current assets	318,828	832,610

Total current assets	6,207,425	10,927,932
Property, plant and equipment
Land, building and improvements	5,474,005	5,327,018
Equipment and furniture	5,565,660	5,670,671
Construction in progress	—	19,630

	11,039,665	11,017,319
Less accumulated depreciation	(5,446,317)	(5,262,769)

	5,593,348	5,754,550
Goodwill	3,676,028	3,653,159
Developed technology, net	1,502,111	1,608,585
Deposits and other assets	247,865	40,566

	$17,226,777	$21,984,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$504,120	$749,561
Accrued expenses and other liabilities	1,200,600	1,116,637
Current portion of convertible notes and debentures	426,272	16,104,994
Line of credit and short term borrowings	10,568	224,245
Current portion of long-term debt	66,484	33,228

Total current liabilities	2,208,044	18,228,665
Convertible notes and debentures, less current portion	11,121,391	—
Long-term debt, less current portion	608,503	598,104
Deferred income tax liability	423,670	456,540
Royalties payable	107,866	107,866

Commitments and contingencies

Stockholders’ equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at March 31, 2006 and June 30, 2005. Liquidation preference value: $10 per share, aggregating $21,500 at March 31, 2006 and June 30, 2005	2,150	2,150
Convertible Series J 24% cumulative convertible preferred stock, $1.00 par value. Authorized 60,000 shares; 52,150 shares issued and outstanding at March 31, 2006. Liquidation preference value: $100 per share, aggregating $5,215,000 at March 31, 2006	5,215,000	—
Common stock, $.01 par value. Authorized 250,000,000 shares at March 31, 2006 and 100,000,000 shares at June 30, 2005; 45,378,284 shares issued and outstanding at March 31, 2006; 37,087,677 shares issued and outstanding at June 30, 2005	453,783	370,877
Capital in excess of par value	155,763,598	146,580,467
Accumulated deficit	(160,973,523)	(146,680,119)
Accumulated other comprehensive income	2,296,295	2,320,242

Total stockholders’ equity	2,757,303	2,593,617

	$17,226,777	$21,984,792

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(13,324,398)	$(12,753,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634,296	744,166
Amortization of intangible assets	116,269	127,564
Inventory write-down, net	194,284	539,900
Loss on disposal of property, plant and equipment	13,350	—
Amortization of fees paid with common stock	—	60,000
Net gain on foreign exchange remeasurement	(2,952)	(196,012)
Gain on remeasurement of subsidiary intercompany liability	—	(595,776)
Compensation expense on stock options and warrants	13,218	—
Minority interest in net loss of subsidiary	—	(1,138,213)
Amortization of discount on convertible debentures and promissory notes	2,806,263	2,564,467
Amortization of deferred financing costs	443,577	389,987
Deferred income tax benefit	(32,871)	(32,871)
Increase (decrease) relating to operating activities from:
Accounts receivable	(23,855)	(4,857)
Inventories	(43,136)	(166,387)
Prepaid expenses	461,666	906,976
Other current assets	616,806	19,295
Accounts payable	(245,657)	(424,171)
Accrued expenses and other liabilities	305,641	26,377

Net cash used in operating activities	(8,067,499)	(9,932,633)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,519,700)
Maturity of short-term investments	—	2,843,550
Additions to property, plant and equipment	(461,184)	(173,726)
Proceeds from sale of property, plant and equipment	—	24,738
Contribution received for capital investment in Sweden	—	278,005

Net cash used in investing activities	(461,184)	(2,547,133)

FINANCING ACTIVITIES
Proceeds from sales of preferred stock, Series J and warrants	4,687,798	—
Proceeds from sale of convertible debentures and warrants	1,194,895	—
Payments on convertible debentures	(250,000)	—
Payments on line of credit and short term borrowings, net	(262,184)	(1,054,309)
Payments on long-term debt, net	(54,602)	(579,243)
Repurchase of preferred stock, Series A	—	(1,000)

Net cash provided by (used in) financing activities	5,315,907	(1,634,552)
Effect of exchange rate fluctuations on cash and cash equivalents	7,488	128,598

Decrease in cash and cash equivalents	(3,205,288)	(13,985,720)
Cash and cash equivalents at beginning of period	6,885,537	22,753,271

Cash and cash equivalents at end of period	$3,680,249	$8,767,551

     During the nine months ended March 31, 2006 and 2005, we had the following non-cash financing activities:

	Nine Months Ended
	March 31,
	2006	2005
Conversion of convertible notes into common stock	$7,950,000	$—
Purchase of insurance with note payable	51,554	—
Purchase of equipment with notes payable	94,053	—
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
     As of March 31, 2006, we owned approximately 81.2% of Viragen International, Inc. We operate primarily through Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden, and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.
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
     The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE A — OVERVIEW AND BASIS OF PRESENTATION — (Continued)
     During the three and nine months ended March 31, 2006 we incurred net losses of approximately $3.7 million and $13.3 million, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant net losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $161.0 million as of March 31, 2006. We had cash and cash equivalents totaling approximately $3.7 million and working capital of approximately $4.0 million at March 31, 2006. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through June 2006. We will require substantial additional funding to support our operations subsequent to June 2006. As we do not anticipate achieving sufficient cash flows from operations, we are seeking additional capital through equity or debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if we are unable to obtain additional financing by the end of June 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
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
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated March 1, 2006, advising that, based upon its review of Viragen’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, the Company does not meet an additional continued listing standard. Specifically, Viragen is not in compliance with Section 1003(a)(i) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $2,000,000 and it sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. Previously, Viragen received a deficiency letter from Amex dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex. We have provided quarterly updates to Amex regarding our progress with the plan.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE A — OVERVIEW AND BASIS OF PRESENTATION — (Continued)
     Viragen’s outstanding convertible debt contains a provision that in the event its common stock is no longer traded on the Amex, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their investment with related accrued interest. Given Viragen’s current financial position, if the convertible debt holders were to request repayment, we would be unable to repay these amounts and would be in default of the debt agreements.
NOTE B — STOCK-BASED COMPENSATION
     At March 31, 2006, we had one active stock-based compensation plan, the 1997 Stock Option Plan, which is approved by our stockholders. Our 1995 Stock Option Plan expired in May 2005 and no new options may be granted under this plan. Prior to July 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the statement of operations for the three and nine months ended March 31, 2005 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). For the three and nine months ended March 31, 2006, we recognized approximately $4,000 and $13,000, respectively, of stock-based compensation costs in the statements of operations for all stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005. The amount of unrecognized stock-based compensation for these stock options that have not vested is approximately $51,000, which will be recognized over the next three years. No stock-based compensation was granted during the nine months ended March 31, 2006.
     The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three and nine months ended March 31, 2005.

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Net loss as reported	$(4,844,756)	$(12,753,078)
Stock based compensation determined under the fair value method	(26,440)	(80,993)

Pro forma net loss	(4,871,196)	(12,834,071)
Preferred stock dividends, Series A	(537)	(1,612)

Pro forma net loss attributable to common stock	$(4,871,733)	$(12,835,683)

Pro forma net loss per common share after deduction of required dividends on preferred stock:
Basic and diluted — as reported	$(0.13)	$(0.35)
Basic and diluted — pro forma	$(0.13)	$(0.35)

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE C — INVENTORIES
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
     Inventories consisted of the following at March 31, 2006 and June 30, 2005:

	March 31,	June 30,
	2006	2005
Finished product	$564,564	$19,234
Work in process	850,352	2,031,981
Raw materials and supplies	326,769	298,298

Total inventories	$1,741,685	$2,349,513

     Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS
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
     The goodwill reported in our balance sheets as of March 31, 2006 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2006:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	22,869

Balance as of March 31, 2006	$3,676,028

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
     The developed technology intangible asset reported in our balance sheets as of March 31, 2006 and June 30, 2005 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of March 31, 2006 and June 30, 2005 is as follows:

	March 31,	June 30,
	2006	2005
Developed technology	$2,201,370	$2,187,675
Accumulated amortization	(699,259)	(579,090)

Developed technology, net	$1,502,111	$1,608,585

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS — (Continued)
     Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $551,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.
     Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14 year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.
NOTE E — CONVERTIBLE NOTES AND DEBENTURES
     Details of our convertible notes and debentures outstanding at March 31, 2006 and June 30, 2005 are as follows:

	March 31,	June 30,
	2006	2005
Outstanding principal	$13,800,000	$20,000,000
Less discounts	(2,252,337)	(3,895,006)

	11,547,663	16,104,994
Less current portion, net of discounts	(426,272)	(16,104,994)

Long term portion	$11,121,391	$—

     At March 31, 2006, the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $12.05 million, and convertible debentures issued September 15, 2005 with an outstanding principal amount of $1.75 million. At June 30, 2005, the convertible notes and debentures balance was comprised solely of convertible notes issued on June 18, 2004, with an outstanding principal amount of $20.00 million. In September 2005, the terms of the notes issued on June 18, 2004 were modified resulting in a reclassification of the principal due from current to long term.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect (other than an “exempt issuance” as defined in the debentures). The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at Viragen’s option, in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of Viragen’s common stock during the five trading day period immediately preceding the amortization due date). Viragen has the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of Viragen common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three and nine months ended March 31, 2006, we recognized approximately $74,000 and $156,000, respectively, as interest expense from the amortization of the original issue discount.
     The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and will be amortized to interest expense using the effective interest rate method over the life of the debentures. For the three and nine months ended March 31, 2006, we recognized approximately $22,000 and $46,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.
     We incurred costs of approximately $290,000 in connection with the debentures issued under the September 15, 2005 securities purchase agreement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. For the three and nine months ended March 31, 2006, we recognized approximately $38,000 and $80,000, respectively, as interest expense from the amortization of these debt issuance costs.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
     During the nine months ended March 31, 2006, we made cash payments aggregating $275,000 to the September 15, 2005 convertible debenture holders, which represented four of the 32 monthly installments on these debentures, including the additional 10% premium for principal payments made in cash. As of March 31, 2006, $1.75 million of the principal amount of these convertible debentures remained outstanding.
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
(Unaudited)
NOTE E — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
     The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. The aggregate discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and nine months ended March 31, 2006, we recognized non-cash interest expense from the amortization of this discount of approximately $218,000 and $1,233,000, respectively, compared to $404,000 and $1,096,000 for the three and nine months ended March 31, 2005. All common stock purchase warrants issued in connection with this transaction remain unexercised as of March 31, 2006.
     As a result of the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. This discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and nine months ended March 31, 2006, we recognized non-cash interest expense from the amortization of this discount of approximately $217,000 and $1,372,000, respectively, compared to $541,000 and $1,468,000 for the three and nine months ended March 31, 2005.
     In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three and nine months ended March 31, 2006, we recognized interest expense from the amortization of these debt issuance costs of approximately $58,000 and $364,000, respectively, compared to $144,000 and $390,000 for the three and nine months ended March 31, 2005.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE E — CONVERTIBLE NOTES AND DEBENTURES — (Continued)
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
     As of March 31, 2006, $12.05 million of the principal amount of these convertible notes remained outstanding. The amount of interest on these notes for the three and nine months ended March 31, 2006 at 7% totaled approximately $232,000 and $861,000, respectively. Quarterly interest due April 1, 2006 was satisfied through the issuance of 387,403 shares of our common stock valued at $0.60 per share. Quarterly interest due January 1, 2006 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. Quarterly interest due October 1, 2005 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.
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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE F — DEBT
Line of Credit and Short Term Borrowings
     Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The overdraft facility expired at the end of February 2006 and outstanding borrowings at that time were repaid. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.
     During August 2005, we obtained short term financing of approximately $52,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.45%. Principal and interest payments of approximately $5,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $11,000 as of March 31, 2006.
     During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 are payable in nine equal monthly installments. This short term financing was paid in full as of March 31, 2006. The outstanding balance on this short term borrowing was approximately $224,000 as of June 30, 2005.
Long-Term Debt
     Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $610,000 and $631,000 at March 31, 2006 and June 30, 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.75% at March 31, 2006 and 5.25% at June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.4 million and $2.3 million as of March 31, 2006 and June 30, 2005, respectively.
     During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,700, twelve payments of approximately $2,200 and twelve payments of approximately $1,500. The outstanding balance on this borrowing was approximately $56,000 as of March 31, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE G — PREFERRED STOCK
     Viragen is authorized to issue a total of 1,000,000 shares of preferred stock, par value $1.00 per share. Viragen’s board of directors may issue preferred stock by resolutions, without any action of the stockholders. These resolutions may authorize issuance of preferred stock in one or more series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:
•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.
Series A Preferred Stock
     Viragen established the 10% Series A Cumulative Convertible preferred stock in November 1986. Each share of series A preferred stock is immediately convertible, at the option of the holder, into .426 shares of our common stock. Dividends on the series A preferred stock are cumulative and have priority over dividends, if any, paid on our common stock or subsequently created series’ of preferred stock. These dividends are payable in either cash or common stock, at Viragen’s option.
     The series A preferred stock has voting rights only if dividends are in arrears for five annual dividends. In such event, the holders of series A preferred stock have the right to elect two directors. Voting rights terminate upon payment of the cumulative dividends. Viragen may redeem the series A preferred stock at any time after expiration of ten consecutive business days during which the bid or last sale price for our common stock is $60.00 per share or higher. There is no mandatory redemption or sinking fund obligation for the series A preferred stock.
     Owners of the series A preferred stock are entitled to receive $10.00 per share, plus accrued and unpaid dividends, upon liquidation, dissolution or winding up of Viragen. This obligation must be satisfied before any distribution or payment is made to holders of the common stock or other stock of Viragen junior to the series A preferred stock.
Series J Preferred Stock
     On March 21, 2006, we completed a private placement of $5.215 million of our series J preferred stock and warrants to purchase shares of our common stock. We received net proceeds of approximately $4.7 million in connection with this transaction.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE G — PREFERRED STOCK — (Continued)
     Each share of series J preferred stock, par value $1.00 per share, has a stated value of $100. The holders of outstanding series J preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Viragen common stock, or other class of stock presently authorized or to be authorized, except for Viragen’s series A preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen with gross proceeds equal to or greater than $5,000,000. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable. For the three months ended March 31, 2006, we accrued approximately $38,000 in dividends on the series J preferred stock. These dividends are presented as an increase in our net loss attributable to our common stock.
     The series J preferred stock is convertible into Viragen common stock, at the option of the investors, together with accrued and unpaid dividends if elected by the investors, at a conversion price of $1.25 per share, subject to adjustment. Viragen and the investors each have the option at such time as we complete a subsequent financing for gross proceeds of $5,000,000 or more to have Viragen redeem all or a portion of their series J preferred stock and any accrued and unpaid dividends, rounded up to the year end of the year of redemption. In addition, under certain circumstances, we have the right to redeem the series J preferred stock if our common shares trade at $2.50 or higher for a period of 10 consecutive trading days.
     The series J preferred stock has been recorded as equity rather than a liability, as the right of redemption of the series J preferred stock by either the investors or Viragen is contingent upon a subsequent financing for gross proceeds of $5,000,000 or more, which has not occurred and is within Viragen’s control. In addition, it is expected that subsequent financings will be for equity securities as opposed to debt securities.
     For each share of series J preferred stock purchased, investors received warrants to purchase 80 shares of common stock at an exercise price of $1.25 per share, subject to adjustment, for a term of five years from the date of issuance. The warrants include a cashless exercise provision. No redemption rights for the warrants are provided to either Viragen or the investors.
     The relative fair value of the warrants issued in connection with the series J preferred stock was calculated to be approximately $930,000 using a Black-Scholes valuation model resulting in a discount to the series J preferred stock. This relative fair value was presented as an increase in our net loss attributable to our common stock. The full amount of the discount was recognized at the date of issuance because the series J preferred stock is immediately convertible and is not subject to mandatory redemption.
     We incurred costs of approximately $591,000 in connection with the sales and issuance of our series J preferred stock, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs were recorded as a reduction in capital in excess of par.
     Dawson James Securities, Inc. served as placement agent for the transaction, and received a placement agent cash fee of 8% of monies raised and a non-accountable expense fee of an additional 2% of monies raised. The placement agent also received warrants to purchase 667,520 shares of our common stock (8% of the shares issuable upon conversion of the series J preferred stock and exercise of the related warrants). The placement agent warrants are exercisable at $1.25 per warrant share for a 60-month period.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE G — PREFERRED STOCK — (Continued)
     We filed a registration statement with the Securities and Exchange Commission to permit the resale of the common shares underlying the series J preferred stock and warrants on April 19, 2006. If we are unable to cause the registration statement to be declared effective on or before July 18, 2006, we are obligated to pay the holders of our series J preferred stock liquidated damages in cash equal to 1.5% of the stated value of the series J preferred stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.
NOTE H — CAPITAL STOCK
     As of March 31, 2006, there were 45,378,284 shares of our common stock outstanding and 34,139,940 shares of our common stock issuable upon exercise or conversion of the following securities:

June 2004 convertible notes (convertible at $1.05 per share through August 2008)	11,476,194
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	1,666,669
Debt and equity offering warrants (exercisable at an average price of $1.16 through March 2011)	16,424,877
Officers, employees, and directors options (exercisable at an average price of $4.47 through March 2014)	299,284
Consultant warrants (exercisable at an average price of $18.82 through February 2009)	100,000
Convertible preferred stock, Series A	916
Convertible preferred stock, Series J	4,172,000

34,139,940

     During the nine months ended March 31, 2006, we issued an aggregate of 7,571,428 shares of our common stock upon the conversion of $7.95 million in principal of our June 2004 convertible notes, which are convertible at $1.05 per share. Quarterly interest due January 1, 2006 on our June 2004 convertible notes was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. Quarterly interest due October 1, 2005 was satisfied through the issuance of 142,322 shares of our common stock valued at $0.61 per share and the payment of approximately $258,000 in cash.
     Subsequent to March 31, 2006, we issued an aggregate of 387,403 shares of our common stock valued at $0.60 per share as payment of approximately $232,000 of interest due on our June 2004 convertible notes. We also granted 843,000 stock options to employees and directors with an exercise price of $0.57 per share. The options vest one-half upon the date of grant and one-half upon the first anniversary of the date of grant. The options were granted from our 2006 Equity Compensation Plan, which is subject to stockholder approval. As a result, management is evaluating the accounting treatment of this transaction under SFAS No. 123(R) and the results of that evaluation will be disclosed in our annual report on Form 10-K for our fiscal year ending June 30, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE I — COMPREHENSIVE LOSS
     Comprehensive loss is comprised of our net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net loss	$(3,655,085)	$(4,844,756)	$(13,324,398)	$(12,753,078)
Other comprehensive income (loss):
Currency translation adjustment	240,589	(1,101,859)	(23,947)	506,102

Comprehensive loss	$(3,414,496)	$(5,946,615)	$(13,348,345)	$(12,246,976)

NOTE J — ROYALTY AGREEMENT
     In November 1986, we entered into a royalty agreement with Dialysis Corporation of America (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2,400,000. It includes a schedule of royalty payments of:
•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000
     These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 accrued prior to May 1993 under the agreement are payable to DCA as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000.
     Royalties owed to DCA of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on sales of natural human alpha interferon on a quarterly basis. For the three months ended March 31, 2006 and 2005, royalties due under the agreement totaled approximately $5,000 and $4,000, respectively. For the nine months ended March 31, 2006 and 2005, royalties due under the agreement totaled approximately $15,000 and $8,000, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE K — TRANSACTIONS WITH RELATED PARTIES
     We provide certain administrative services including management and general corporate assistance to Viragen International, our majority owned subsidiary. We also incur certain costs attributable to Viragen International including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred on their behalf. For the three and nine months ended March 31, 2006, expenses allocated to Viragen International totaled approximately $287,000 and $938,000, respectively, compared to approximately $353,000 and $1,038,000 for the three and nine months ended March 31, 2005, respectively.
     Viragen (Scotland), a wholly owned subsidiary of Viragen International, conducts research and development and performs administrative functions on our behalf. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to us as incurred. For the three and nine months ended March 31, 2006, research and development costs allocated by Viragen (Scotland) totaled approximately $705,000 and $1,714,000, respectively, compared to approximately $521,000 and $1,254,000 for the three and nine months ended March 31, 2005, respectively. The amount of administrative expenses allocated by Viragen (Scotland) was nil and approximately $6,000 for the three and nine months ended March 31, 2006, respectively, compared to approximately $25,000 and $96,000 for the three and nine months ended March 31, 2005.
     During the nine months ended March 31, 2005 we recorded a $596,000 gain on the remeasurement of a liability to us by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other income line item of our statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to us. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging us for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to us in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on total stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE K — TRANSACTIONS WITH RELATED PARTIES — (Continued)
     In connection with the acquisition of ViraNative discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:
•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and European Union regulatory authorities for the use, sale and marketing of Multiferon® in European Union member countries, one of which must be Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the European Union for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the United States of America.
     If and as each of these milestones is met, additional shares of Viragen International will be issued.
NOTE L — CONTRIBUTION
     During the nine months ended March 31, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversaries, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.
NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on our consolidated financial statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS — (Continued)
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (EITF No. 05-02). The abstract clarified the meaning of “conventional convertible debt instruments” and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF No. 00-19). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF No. 05-02 has not had a material impact on our consolidated financial statements.
     In September 2005, the FASB reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (EITF No. 05-04) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our convertible notes and debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF No. 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument — an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We have not yet assessed the impact the adoption of SFAS No. 155 will have on our financial position and results of operations for our fiscal year beginning July 1, 2006.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE N — LITIGATION SETTLEMENT
     Viragen received $300,000 in recovery of legal fees and settlement of litigation it filed in a malicious prosecution and conspiracy action against a former plaintiff and plaintiff’s counsel. This amount was record in other income, net in the statement of operations.
     In October 1997, Viragen, Viragen’s former president, Cytoferon Corp., a former affiliate of Viragen’s former president, were named as defendants in a civil action brought in the United States District Court of Florida. (Walter L. Smith v. Cytoferon Corp. et al; Case No.: 97-3187-CIV-MARCUS). The suit alleged the defendants violated federal and state securities laws, federal and state RICO statutes, fraud, conspiracy, breach of fiduciary duties and breach of contract. The plaintiff was seeking an unspecified monetary judgment and the delivery of 441,368 shares of Viragen common stock. Viragen filed a motion to dismiss, denying the allegations and requesting reimbursement of costs.
     In November 1997, plaintiff filed a notice of voluntary dismissal with the federal court. In December 1998 the U.S. District Court awarded Viragen reimbursement of attorney’s fees and expense under Rule 11 of the federal Rules of Civil Procedure and Private Securities Litigation Reform Act. We recovered $31,000 during fiscal 2000.
     In November 1997, the plaintiff filed a complaint in the Circuit Court of the 11th Judicial Circuit of Miami-Dade County, Florida (Case No.: 97-25587 CA30) naming the same defendants. The suit alleged breach of contract, fraud, violation of Florida’s RICO statute and breach of fiduciary duties. It sought an unspecified monetary judgment and specific performance delivery of 441,368 shares of Viragen common stock.
     In January 2001, the Circuit Court ruled in favor of Viragen on all counts related to the Circuit Court case and all counts against Viragen were dismissed. In July 2002, the Circuit Court ruled in favor of Viragen’s former president and Cytoferon Corp. and all counts against these defendants were also dismissed. Following these rulings Viragen sought recovery of these related litigation costs from the plaintiff and his counsel and were awarded $210,000. In April 2003 the plaintiff and their counsel appealed the award which was upheld.
     In February 2001, Viragen filed a lawsuit, (Viragen, Inc. v. Walter Larry Smith, W. Richard Leuck, Roland St. Louis, Jr., Esq., Juan C. Martinez, Esq., St. Louis, Guerra, Auslander, P.A. and John Does Nos. 1-10, Case No. 01-3842 CA01) in a malicious prosecution and conspiracy action in an attempt to recapture the losses incurred by Viragen stemming from the complaint filed against Viragen in November 1997.
     Viragen’s claims relating to both the recovery of legal fees and the February 2001 lawsuit Viragen filed for malicious prosecution against the former plaintiff and his counsel were settled in full with the $300,000 payment to Viragen. At this time, Viragen has no outstanding litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We are a biopharmaceutical company focused on the research, development, manufacture and commercialization of innovative technologies and products used to treat infectious diseases and cancers in humans. Through collaborations with recognized experts, companies and institutions worldwide we are developing leading-edge science to combat viral diseases, melanoma, ovarian cancer, breast cancer and other cancers.
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
Cautionary Factors That May Affect Future Results
     This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors — many beyond our control — that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.
     Forward-looking statements might include one or more of the following:
•	anticipated debt or equity financings;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.
     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may”.

     Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-133397) filed with the Securities and Exchange Commission on April 19, 2006. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q or 10-K, and registration statements on Form S-3 and amendments, if any, to these documents. Viragen will provide you with a copy of any or all of these reports at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com or the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of, this report.
     Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:
•	whether we are able to secure sufficient financing in order to maintain our operations, complete clinical trials and successfully market our product and otherwise continue as a going concern;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our stock price will enable us to conduct future financings;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due, and otherwise meet our obligations to our lenders;

•	whether we are able to maintain our listing on the American Stock Exchange;

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether our avian transgenics program will succeed in being able to produce targeted drugs in egg whites of transgenic chickens in commercially viable quantities; and

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.
     Our natural human alpha interferon product was developed and is manufactured in Sweden. Our avian transgenic and certain oncology programs are also being researched and developed in Europe. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:
•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	foreign currency exchange risks.

Recent Developments
Approval of Multiferon®
     On February 17, 2006, we were notified that the Swedish Medical Products Agency approved Multiferon® for the first-line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. Approval for Multiferon® in sequential combination with DTIC was granted based on clinical trial data that demonstrated a statistically significant advantage over untreated controls.
     Effective March 2006, our sales staff in Sweden began promoting this new indication to physicians. While there can be no assurance, we expect incremental sales gains over the next several quarters. We have committed to conducting a new Phase III, post-marketing clinical trial in high-risk melanoma. This trial will compare our novel DTIC and Multiferon® treatment regimen to that of longer duration recombinant interferon therapy. We anticipate approximately 1,000 patients to be enrolled in this new trial possibly in as many as 20 different countries around the world. We plan to initiate enrollment in this trial in the fall of 2006. Working with the Swedish authorities and external regulatory consultants, we are planning for an application for broad European registration for Multiferon® using the Mutual Recognition Procedure.
Series J 24% Cumulative Convertible Preferred Stock
     On March 21, 2006, we completed a private placement of our series J preferred stock and warrants to purchase shares of our common stock. Viragen received gross proceeds of approximately $5.2 million in connection with this transaction. A more complete description of this transaction is contained below in Liquidity and Capital Resources.
American Stock Exchange Notice
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated March 1, 2006, advising that, based upon its review of Viragen’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, Viragen does not meet an additional continued listing standard. Specifically, Viragen is not in compliance with Section 1003(a)(i) of the Amex Company Guide, because Viragen’s stockholders’ equity is less than $2,000,000 and it sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years.
     On September 22, 2005, Viragen disclosed that it had received a deficiency letter from the Amex dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because Viragen’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because Viragen’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years.

     In response to the September 20, 2005 letter from Amex, Viragen submitted a compliance plan to Amex, which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen is subject to periodic review by Amex during the extension period and we have provided quarterly updates to Amex regarding our progress with the plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex.
Other Announcements
     On January 18, 2006, Viragen announced that its OVA™ System achieved expression of significant quantities of the human protein, interferon beta-1a, in the whites of eggs laid by transgenic hens. Interferon-beta is a key component of the human immune system and is the active ingredient in several leading multiple sclerosis (MS) therapies. While these results are believed to be the first in a series of anticipated milestones that are hoped to demonstrate that an avian-expressed version of beta-interferon can be produced for human use, aspects of the avian-manufacturing process must be further refined in order to validate the technology and confirm its economical benefits before entering into commercial production. It is this project’s aim to develop a cost-effective biomanufacturing system for the large-scale production of human therapeutic proteins.
     On February 7, 2006, we reported on the progression of anti-viral studies using Multiferon® being conducted by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID). These studies have found Multiferon® to have significant activity when used in vitro against certain “Category A” pathogens, a class of highly virulent viral threats, which have the potential to be used in biowarfare. In this research collaboration, Viragen International and USAMRIID have agreed to conduct a study program designed to evaluate Multiferon® against specific viral agents. Additional studies will evaluate Multiferon® as a possible broad-acting anti-viral product, which may be used as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product.

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
•	Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). The amount of stock-based compensation costs included in our statement of operations for the current period for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, is immaterial to our results of operation. No stock-based compensation was granted during the three and nine months ended March 31, 2006. The issuance of stock-based compensation in the future will require the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our statement of operation. We intend to use the Black-Scholes valuation model and estimates consistent with those we have historically used for pro forma disclosures of stock-based compensation. We account for our stock-based compensation arrangements with non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible debt and equity issued with stock purchase warrants. Viragen accounts for the issuance of and modifications to its convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense. In addition, the accounting guidance for these transactions is highly complex and evolving. Future interpretations of the existing guidance or newly issued guidance in this area could require us to change our accounting for these transactions.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources
     As of March 31, 2006, we had approximately $3.7 million in cash and cash equivalents down from approximately $6.9 million as of June 30, 2005. As of March 31, 2006, we had working capital of approximately $4.0 million, compared to a working capital deficit of approximately $7.3 million as of June 30, 2005. The change in working capital is primarily attributed to the reclassification of our convertible notes from current to long-term as a result of the amendments dated September 15, 2005, which extended the due date of the notes from March 31, 2006 to August 31, 2008. Cash used to fund operations during the nine months ended March 31, 2006 totaled approximately $8.1 million. In addition, we made capital investments of approximately $461,000, primarily for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary were necessary to replace or modernize certain portions of our production and administrative facilities. During the nine months ended March 31, 2006, we received net proceeds of approximately $5.9 million from the sale of our convertible debentures with a face value of $2.0 million and $5.2 million of our series J convertible preferred stock. These financing transactions are discussed in further detail below. Principal and interest payments on our convertible notes and debentures totaled approximately $533,000 for the nine months ended March 31, 2006. Principal payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $317,000 for the nine months ended March 31, 2006.
     We have experienced losses and a negative cash flow from operations since inception. During the nine months ended March 31, 2006 we incurred a net loss of approximately $13.3 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant net losses of approximately $26.2 million, $18.2 million and $17.3 million, respectively, and had an accumulated deficit of approximately $161.0 million as of March 31, 2006. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. We believe we have sufficient cash to support operations, including those of our subsidiaries, through June 2006. We will require substantial additional funding to support our operations subsequent to June 2006. As we do not anticipate achieving sufficient cash flows from operations for the foreseeable future, we are seeking additional capital through equity or debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if we are unable to obtain additional financing by the end of June 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
     We are engaged in active discussions with potential sources of financing, and are hopeful that we will succeed in securing the additional funds necessary to sustain operations. We are also engaged in active discussions with prospective licensees of Multiferon® in the European Union. We anticipate that a component of any licensing arrangements we may enter into will include our receipt of license fees, our receipt of which will have a positive effect on our working capital. At this time we are unable to predict whether we will consummate license arrangements for Multiferon® in the European Union or when we will receive license fees from any license agreement that we may enter into.
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
     For the remainder of fiscal 2006, we anticipate the need of approximately $3.0 million for operating activities, $50,000 for investing activities and $300,000 to service our current financing obligations.
Series J 24% Cumulative Convertible Preferred Stock
     On March 21, 2006, we completed a private placement of series J preferred stock and warrants to purchase shares of our common stock. We received gross proceeds of approximately $5.2 million in connection with this transaction.
     Each share of series J preferred stock, par value $1.00 per share, has a stated value of $100. The holders of outstanding series J preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Viragen common stock, or other class of stock presently authorized or to be authorized, except for Viragen’s series A preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen with gross proceeds equal to or greater than $5,000,000. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.
     The series J preferred stock is convertible into Viragen common stock, at the option of the investors, together with accrued and unpaid dividends if elected by the investors, at a conversion price or rate of $1.25 per share, subject to adjustment. Viragen and the investors each have the option at such time as we complete a subsequent financing for gross proceeds of $5,000,000 or more to have Viragen redeem all or a portion of their series J preferred stock and any accrued and unpaid dividends, rounded up to the year end of the year of redemption. In addition, under certain circumstances, we have the right to redeem the series J preferred stock if our common shares trade at $2.50 or higher for a period of 10 consecutive trading days.
     For each share of series J preferred stock purchased, investors received warrants to purchase 80 shares of common stock at an exercise price of $1.25 per share, subject to adjustment, for a term of five years from the date of issuance. The warrants include a cashless exercise provision. No redemption rights for the warrants are provided to either Viragen or the investors.

     We filed a registration statement with the Securities and Exchange Commission to permit the resale of the common shares underlying the series J preferred stock and warrants on April 19, 2006. If we are unable to cause the registration statement to be declared effective on or before July 18, 2006, we are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the series J preferred stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.
     The net proceeds from the offering of approximately $4.7 million are being used for working capital purposes.
     Dawson James Securities, Inc. served as placement agent for the transaction, and received a placement agent cash fee of 8% of monies raised and a non-accountable expense fee of an additional 2% of monies raised. The placement agent also received warrants to purchase common stock in an amount equal to 8% of the shares issuable upon conversion of the series J preferred stock and exercise of the related warrants (an aggregate of 667,520 warrants). The placement agent warrants are exercisable at $1.25 per warrant share for a 60-month period.
Line of Credit
     Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The overdraft facility expired at the end of February 2006 and outstanding borrowings at that time were paid. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.
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
     As of March 31, 2006, $12.05 million of the principal amount of these convertible notes remained outstanding. Interest on these notes for the nine months ended March 31, 2006 at 7% totaled approximately $861,000. The quarterly interest due April 1, 2006 of approximately $232,000 was satisfied through the issuance of 387,403 shares of our common stock valued at $0.60 per share. The quarterly interest due January 1, 2006 of approximately $284,000 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. The quarterly interest due October 1, 2005 of approximately $345,000 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.
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
     During the nine months ended March 31, 2006, we made cash payments aggregating $275,000 to the September 15, 2005 convertible debenture holders, which represented four of 32 monthly installments on these debentures, including the additional 10% premium.

American Stock Exchange Notice
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
     Viragen received a deficiency letter from the American Stock Exchange (Amex) dated March 1, 2006, advising that, based upon its review of Viragen’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, the Company does not meet an additional continued listing standard. Specifically, Viragen is not in compliance with Section 1003(a)(i) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $2,000,000 and it sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. Previously, Viragen received a deficiency letter from the American Stock Exchange (Amex) dated September 20, 2005, advising that, based upon its review of Viragen’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Viragen is not in compliance with Amex’s continued listing standards. Specifically, Viragen is not in compliance with Section 1003(a)(ii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $4,000,000 and it sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Amex Company Guide, because the Company’s stockholders’ equity is less than $6,000,000 and it sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Viragen submitted a plan to Amex which outlines Viragen’s plans to regain compliance with Amex’s continued listing standards. On October 25, 2005, Amex notified Viragen that it accepted Viragen’s plan of compliance and granted Viragen an extension of time until March 20, 2007 to regain compliance with Amex’s continued listing standards. Viragen will be subject to periodic review by Amex during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in Viragen’s shares being delisted from Amex. We have provided quarterly updates to Amex regarding our progress with the plan.
Change in Filer Status
     Effective December 31, 2005, we computed our market capitalization in the manner prescribed by rules of the Securities and Exchange Commission. Based upon that computation, our market capitalization was less than $50 million as of December 31, 2005. As a result, SEC rules provide that effective June 30, 2006, we will no longer meet the SEC’s definition of an “accelerated filer” and, based upon current rules, we will no longer be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 nor be required to provided management’s report on the effectiveness of our internal controls over financial reporting in our June 30, 2006 annual report of Form 10-K. As a result of this change in filer status, we expect to achieve cost savings over prior year with respect to Section 404 compliance costs, including lower professional fees.

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
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (EITF No. 05-02). The abstract clarified the meaning of “conventional convertible debt instruments” and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF No. 00-19). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF No. 05-02 has not had a material impact on our consolidated financial statements.
     In September 2005, the FASB reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (EITF No. 05-04) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our convertible notes and debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF No. 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We have not yet assessed the impact the adoption of SFAS No. 155 will have on our financial position and results of operations for our fiscal year beginning July 1, 2006.

Results of Operations
Product sales
     For the three months ended March 31, 2006, product sales totaled approximately $99,000 compared to approximately $80,000 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, product sales totaled approximately $301,000 compared to approximately $163,000 for the nine months ended March 31, 2005. These increases in product sales are attributed to an increase in Multiferon® sales volume in Chile, Mexico, Sweden, and Germany.
     We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In most countries, product pricing and reimbursement authorization must also be approved before a drug product can be marketed.
     There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution partners, competition, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.
Cost of Sales
     Cost of sales, which includes excess/idle production costs, totaled approximately $681,000 for the three months ended March 31, 2006 compared to approximately $605,000 for the same period in the prior year. This increase in the current quarter is primarily attributed to an increase in costs associated with the renovations to one of our manufacturing facilities in Sweden, including certification costs, consulting fees and increased depreciation.
     Cost of sales totaled approximately $1.71 million for the nine months ended March 31, 2006 compared to approximately $1.84 million for the same period in the prior year. This decrease in cost of sales is primarily attributed to decreased excess/idle capacity as a result of cost cutting measures while production levels are at a minimum. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and nine months ended March 31, 2006 and March 31, 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net
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
Research and Development Costs
     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended March 31, 2006, research and development costs totaled approximately $1.17 million compared to approximately $1.28 million for the three months ended March 31, 2005. For the nine months ended March 31, 2006, research and development costs totaled approximately $3.25 million compared to approximately $3.28 million for the nine months ended March 31, 2005. Research and development expenses for the nine months ended March 31, 2005 reflect the reversal of a long-standing trade liability of approximately $0.18 million. Excluding the impact of this reversal, period over period research and development expenses were lower for the three and nine months ended March 31, 2006 due to a decrease in consulting fees for regulatory matters, contracted research and development and legal fees related to intellectual property.
     We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to raise significant additional funding necessary to conduct and complete these trials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. Selling, general and administrative expenses totaled approximately $1.49 million for the three months ended March 31, 2006 compared to approximately $2.03 million for the three months ended March 31, 2005. The decrease of approximately $0.54 million over prior year is primarily attributed to a decrease in personnel related expenses and accounting and consulting fees. This decrease was partially offset by an increase in depreciation on capital improvements.

     For the nine months ended March 31, 2006, selling, general and administrative expenses totaled approximately $4.87 million compared to approximately $5.74 million for the nine months ended March 31, 2005. The decrease of approximately $0.87 million over prior year is primarily attributed to a decrease in personnel related expenses, travel related expenses, consulting and legal fees.
     Our successful commercialization of Multiferon® will require additional marketing and promotional activities and clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operations.
     We anticipate that selling related expenses will increase beyond fiscal 2006. This increase is expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2006, amortization of intangible assets totaled approximately $39,000 and $116,000, respectively, compared to approximately $44,000 and $128,000 during the three and nine months ended March 31, 2005, respectively. The period over period decreases are due to the strengthening of the U.S. dollar against the Swedish Krona.
Interest Expense
     Interest expense for the three months ended March 31, 2006 totaling approximately $890,000 primarily represents interest expense on our June 2004 convertible notes and September 15, 2005 convertible debentures. This interest expense was comprised of principal interest totaling approximately $232,000 and non-cash interest expense related to the amortization of the discounts on these notes and debentures and related closing costs totaling approximately $626,000. Interest expense for the nine months ended March 31, 2006 totaling approximately $4.17 million primarily represents interest expense on our June 2004 convertible notes and our September 15, 2005 convertible debentures. This interest expense was comprised of principal interest totaling $861,000 and non-cash interest expense related to the amortization of the discounts on these notes and debentures and related closing costs totaling approximately $3.25 million.
     Interest expense for the three months ended March 31, 2005 totaling approximately $1.45 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest payments totaling $0.35 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $1.09 million. Interest expense for the nine months ended March 31, 2005 totaling approximately $4.08 million primarily represents interest expense on our June 2004 convertible notes consisting of principal interest payments totaling $1.04 million and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $2.95 million.
     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities have interest rates ranging from 5.25% to 7.92%. Interest expense on these debt facilities for the three and nine months ended March 31, 2006 totaled approximately $13,000 and $32,000, respectively, compared to approximately $11,000 and $74,000 for the three and nine months ended March 31, 2005.

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
     Other income, net, for the three months ended March 31, 2006, totaled approximately $508,000 compared to approximately $82,000 for the three months ended March 31, 2005. This increase of approximately $426,000 is primarily attributed to a gain from the settlement of legal proceedings of $300,000. Other income, net, for the nine months ended March 31, 2006, totaled approximately $657,000 compared to approximately $1.53 million for the nine months ended March 31, 2005. This decrease of approximately $869,000 is primarily attributed to less foreign exchange gains including the gain recorded in December 2004 due to the remeasurement of the intercompany payable from Viragen (Scotland) and higher interest income in fiscal 2005 on higher cash balances. Our foreign exchange gains and losses arise from the remeasurement of British Pound denominated accounts and short-term investments.
Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2006, our income tax benefit totaled approximately $11,000 and $33,000, respectively, which were the same as for the three and nine months ended March 31, 2005. Income tax benefit for these periods arose from of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $0.42 million as of March 31, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.
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

Research and Development Projects
     Our research and development programs include ongoing studies in support of Multiferon®, our avian transgenics platform, two humanized antibodies and next-generation interferon alpha products.
Multiferon®
     We are continuing our research and development activities on Multiferon® in a number of areas.
•	We have completed validation of a new pre-filled syringe dosage form of Multiferon® and we are preparing for submissions to the Swedish regulatory authorities for approval.

•	We are continuing to work with scientists at the U. S. Army Medical Research Institute of Infectious Diseases to assess the applicability of Multiferon® in the prevention and treatment of infections by Category A pathogens.

•	We are preparing for the start of a new post-marketing Phase III clinical trial in up to 1,000 patients with high-risk melanoma.

•	We are in the process of identifying potential new indications for Multiferon® in other oncology indications. This could result in decisions to initiate new Phase II and Phase III clinical trials in the near future.
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
     We believe our avian transgenics project could offer a rapid and cost effective way to produce large volumes of therapeutic proteins. In addition to meeting the current and future alternative production demands of the biopharmaceutical industry and generating significant revenue for us, this project could also accelerate the progress of several life-saving drugs to the market.
     To date, we have succeeded in proof-of-principle of our avian transgenics system with two product candidates; a form of VG101, the anti-GD3 antibody was successfully expressed as reported in June 2005; Interferon beta-1a was successfully expressed in January 2006. We continue to evaluate methods to optimize expression levels as well as methods for recovery and purification of these active ingredients.
     For the three and nine months ended March 31, 2006, costs incurred in the field of avian transgenics totaled approximately $0.43 million and $1.13 million, respectively. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the avian transgenics project totaling approximately $1.69 million, $1.87 million and $0.95 million, respectively. Since the date of inception of this project, we have incurred approximately $7.24 million in research and development costs.

Antibodies
     We have selected two monoclonal antibodies for our research and development projects based largely upon (1) prior pre-clinical information, and (2) prior testing in humans. Both of our current antibody projects appear to present significant advantages in these respects and both offer the potential to be developed into a platform based technology.
VG101
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute (SKI) for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and will expire in February 2007, unless extended by mutual consent or unless we exercise our option for an exclusive license agreement. It is believed that antibodies to the GD3 antigen are able to elicit anti-tumor effects, thereby destroying cancer cells, which have the over-expressed antigen on their surface.
     SKI clinicians have previously studied the mouse form of this antibody in a fairly extensive manner in numerous human clinical trials. However, use of mouse-derived antibodies typically influences the outcome of testing in humans in that the human body reacts to mouse antibody as if it was a foreign invader, thereby reducing the overall efficacy, and tolerability, of the product. SKI was able to demonstrate that this antibody had beneficial effects in patients with various stages of melanoma. SKI also found that the antibody had therapeutic utility when used alone, but greater therapeutic utility when used with other compounds. If the antibody can be produced in a humanized form, thereby eliminating at least some of the undesirable effects, whether used alone or in combination with other products, it could offer significant improvement in this disease setting. Importantly, to date, there are no other products available to successfully treat Stage IV melanoma and so if the antibody can be shown to be efficacious against this stage of the disease, then it would represent a significant opportunity.
     At the current time, we have developed production processes for humanized forms of the antibody, including the avian transgenics technology. These antibodies will be shared with SKI clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories. We are not able to predict subsequent study dates for this antibody.
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

VG102
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. This specific antibody was developed through the research of Professor Lindy Durrant of the University of Nottingham, UK. The CD55 antigen is significantly over-expressed on nearly all solid tumors in humans. Early studies at Nottingham demonstrated that the antibody was able to bind only to malignant tumor antigen and furthermore, it was shown to bind in a highly novel manner, different from all anti-CD55 antibodies known in the scientific literature. This novelty underpins the intellectual property surrounding VG102, in addition to other intellectual property we have created through our development activities. The CD55 antigen has been shown to block the body’s natural immune system from attacking and killing cancer cells. Theoretically, if an antibody can be developed that binds selectively to tumor CD55 antigen, this protective mechanism could be removed and the natural immune system, or concomitantly or sequentially administered anti-tumor agents, would then be able to destroy cancer cells.
     Importantly, Professor Durrant has produced the mouse form of this antibody and has administered it successfully to humans in immunoscintigraphy studies (imaging). These studies demonstrated the specificity of binding only to tumor antigen, and not normal cells, and demonstrated tolerability in humans, albeit small numbers and dosages, without safety incident. It is this data, and our own exploratory data in our laboratories, that has led us to license what we believe may become an important addition to the arsenal for fighting a number of types of cancer.
     At the current time we have developed production processes for humanized versions of this antibody to continue pre-clinical studies, and we hope to be ready to initiate toxicology studies in early 2007, followed by meetings with regulatory authorities to agree upon clinical development protocols. We have not yet selected a target indication for this antibody. At this time, we are not able to predict any date for the start of clinical trials.
     For the three and nine months ended March 31, 2006, costs incurred related to the VG102 project totaled approximately $0.14 million and $0.37 million, respectively. For the fiscal years ended 2005, 2004 and 2003, we incurred costs related to the VG102 project totaling approximately $0.58 million, $0.21 million and $0.14 million, respectively. Since the date of inception of this project, we have incurred approximately $1.90 million in research and development costs.
Other Projects
     At the current time we are contemplating additional research and development projects that would be complimentary to existing projects, particularly in oncology indications. These may include projects identified through our own internal research efforts, and those of our consultants, or the research efforts of third parties.
     The completion of our ongoing and contemplated research and development projects is dependent upon our ability to raise significant additional funding or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

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
     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2006, the U.S. dollar strengthened against the British Pound by approximately 3.6% but weakened against the Swedish Krona by approximately 0.6%.
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
     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2006.

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
Limitations on the Effectiveness of Controls
     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected, thus misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

4.1	Certificate to set forth Designations, Preferences, and Rights of Series J 24% Cumulative Convertible Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.
Date: May 8, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: May 8, 2006	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002