Form 10-K
period 2006-06-30
VIRAGEN INC
filed 2006-09-27
CIK 353482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission File Number 001-15823

VIRAGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2101668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices)                               (Zip Code)
Registrant’s telephone number, including area code (954) 233-8746

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 Par Value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐      No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
     The aggregate market value, as of December 31, 2005, of the registrant’s common stock held by non-affiliates based on the closing price on the American Stock Exchange was approximately $19.0 million.
     As of September 22, 2006, there were 47,726,773 shares of the registrant’s common stock outstanding, par value $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
None

VIRAGEN, INC. AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
     With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of therapeutic proteins for the treatment of cancers and viral diseases. Our product and product candidate portfolio includes: Multiferon® (multi-subtype, human alpha interferon) uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases; VG101 (anti-GD3 antibody), a humanized monoclonal antibody that binds selectively to an antigen over-expressed on Stage IV malignant melanoma tumors; and VG102 (anti-CD55 antibody), a highly novel humanized monoclonal antibody that binds selectively to an antigen that is over-expressed on nearly all solid tumors. We are also pioneering the development of the OVA™ System (Avian Transgenics), with the renowned Roslin Institute, the creators of “Dolly the Sheep”, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of human therapeutic proteins and antibodies, by expressing these products in the egg whites of transgenic hens.
     We were incorporated under the laws of the state of Delaware in December 1980. Our executive offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. Our telephone number is (954) 233-8746; our facsimile number is (954) 233-1414. You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. Our common stock trades on the American Stock Exchange under the symbol “VRA”. Unless otherwise indicated, references in this report to “we,” “us” and “our” are to Viragen, Inc., and our wholly-owned and majority-owned subsidiaries.
     We currently own approximately 77.0% of Viragen International, Inc., whose shares of common stock are traded on the over-the-counter Bulletin Board under the symbol “VGNI.” Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.
     We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may request copies of these documents by writing to the SEC and paying the required fee for copying. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information filed electronically with the SEC. The address of that site is www.sec.gov. The information on this website is not and should not be considered part of this report and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Operations
Multiferon®
     We produce a human alpha interferon product under the tradename Multiferon® from human white blood cells, also known as leukocytes. Multiferon®, is comprised of multiple subtype alpha interferons and is unique to any other interferon alpha product in the world. Multiferon® is currently approved for the second-line treatment of a broad range of infectious diseases and cancers in nine countries. The product was approved in February 2006 in Sweden for the first-line treatment of high-risk malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. This malignant melanoma indication will be our primary focus in seeking broader approvals throughout the European Union. The product is also approved for sale in Bulgaria, Chile, Mexico, the Philippines and Sweden as a second-line therapy for the treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure. It is also approved for sale in Egypt, Hong Kong, Indonesia and South Africa as a second-line therapy for the treatment of Hairy Cell Leukemia and Chronic Myelogenous Leukemia. Regulatory approval activities are also underway in a number of other European, South American and Asian territories. Multiferon® is not approved for sale in the United States or European Union countries, other than Sweden, however, we are collaborating with the Swedish and European Union regulatory authorities to initiate the process for seeking broader European approvals through the Mutual Recognition Procedure, or MRP. We have not yet sought the approval of Multiferon® from the United States Food and Drug Administration, or FDA, and do not anticipate doing so in the foreseeable future unless we secure licensees to fund such activities or other sources of funding, including government or private grant funding.
     Production of Multiferon® is dependent upon a reliable approved source of human leuckocytes. Interruption of our supply, currently sourced from the German Red Cross, while not anticipated, would hamper our ability to manufacture Multiferon®. All other raw materials needed in the manufacturing process are readily available from multiple sources.
     We have completed collection of data from a clinical trial in malignant melanoma conducted in Germany, including a long-term follow-up of those patients, and this clinical trial data demonstrated a statistically significant advantage over untreated controls in terms of survival without distant metastasis and overall survival and was the basis for approval in Sweden. We are currently seeking approval from the Swedish Medical Products Agency for the pre-filled syringe presentation of Multiferon® for this indication. We are now preparing to seek approval of Multiferon® for the treatment of malignant melanoma in parts of the European Union through the MRP upon approval of the pre-filled syringe presentation of Multiferon® by the Swedish Medical Products Agency. MRP permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of European Union countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the Swedish approval of our new pre-filled syringe dosage form, we anticipate that Sweden will agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.
     Effective March 2006, our two sales representatives in Sweden began promoting this new malignant melanoma indication to physicians. While there can be no assurance, we expect incremental sales gains over the next several quarters.
     We have committed to conducting a new Phase III, post-marketing clinical trial in high-risk melanoma. We anticipate approximately 1,000 patients to be enrolled in this new trial possibly in as many as 20 different countries around the world. We plan to initiate enrollment in this trial in early 2007.

     While Multiferon® is approved for sale as a second-line treatment for the treatment of hepatitis B and hepatitis C for patients that have failed to respond to treatment with recombinant interferon alpha in certain countries, we would need to conduct additional lengthy and expensive clinical studies in order to provide the necessary supporting evidence that would position us to effectively market Multiferon® for these indications. Additionally, market analysis regarding the future treatment of hepatitis strongly suggests a diminishing role for alpha interferon and an emergence of new, more effective, therapies. Therefore, we have deemphasized our efforts related to the hepatitis indications, and are now focused on the treatment of malignant melanoma and other cancer and anti-viral indications.
     With regard to identifying potential new indications for Multiferon®, we are collaborating with the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. USAMRIID has verbally agreed to commence with a new series of in vivo studies (nonhuman primate models) to further determine the potential of Multiferon® as a potent, broad-acting anti-viral product capable of fighting certain “Category A” pathogens, a class of highly virulent viral threats, which have the potential to be used in bio-terrorism. These studies will evaluate Multiferon®’s possible utility as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product and as a candidate for development funding under Project Bioshield or other sources of grant funding.
     We are also in the process of identifying potential new oncology indications for Multiferon®. This could result in decisions to initiate new Phase II and Phase III clinical trials in the near future.
     In June 2005, we completed the production of validation batches of Multiferon® in a new pre-filled syringe dosage form. This new filling and packaging operation, also located in Germany, is pending completion of stability studies and is expected to be filed with the Swedish Medical Products Agency during calendar 2006 and approved in calendar 2007. This pre-filled syringe presentation of Multiferon® will also be the subject of our planned European MRP application, assuming its approval by the Swedish Medical Products Agency.
     We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have not recognized significant revenue from these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time and, in some of these territories, hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries.
     There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our products may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.
     Any additional clinical testing that may be required by authorities for approval will be an expensive and complex process that could take a number of years to complete, with no assurance that regulatory approvals will eventually be obtained or maintained.
The Interferon Industry
     Interferon is the body’s first defense response to foreign substances such as viruses, interfering with the viral growth and replication processes. Interferons induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two commercial production methods of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a multi-subtype human leukocyte-derived alpha interferon. This is produced by human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce a multi-subtype interferon. Our product is then purified to produce a highly concentrated and highly pure product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.
     Prior to 1985, human interferon was the only type of interferon available. Research institutions and other bio-pharmaceutical companies, including us, were working to solve the problem of the high cost related to the commercial-scale production. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferons using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant, or synthetic, alpha interferon products for numerous indications.
     After the emergence of recombinant alpha interferon, the medical community’s interest in human interferon diminished. Most clinical studies thereafter utilized a recombinant product. We believe this was primarily due to the lack of competitive clinical data on human interferon, as well as the marketing expertise of those companies that offer recombinant products. We believe that the clinical data we have developed, as well as new clinical trials currently under development, will continue to demonstrate the beneficial effects and advantages of our multi-subtype alpha interferon product. However, we cannot assure you of the success of any new clinical trials or adoption of our product by the medical community.
     Hoffmann-La Roche, Inc., which produces Roferon® and PEGASYS®, and Schering-Plough Corporation, which produces Intron® A and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.
     We believe the worldwide market for interferon alpha, which is dominated by the recombinant interferons, was approximately $3 billion in 2005. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus providing a more convenient mode of administration. Pegylation is a process which helps prevent the interferon from being broken down by the immune system. As a result, the interferon persists longer in the body.
Applications of Interferon
     Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of human interferons may provide advantages over single subtype recombinant forms.
     Melanoma
     Cancer of the skin is the most common of all cancers. Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation of the skin. Melanoma accounts for about 4% of skin cancer cases, but it causes most skin cancer deaths. The number of cases of melanoma in the United States and in many other parts of the world is on the rise. The American Cancer Society estimates that in 2006, there will be 62,190 new cases of melanoma in the United States, and about 7,910 will die. On an international basis, the World Health Organization reports that 48,000 deaths are caused every year by malignant melanomas.

     We conducted a Phase II/III clinical trial in Germany with Multiferon® for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 252 patients with malignant melanoma in 20 centers, who were randomized to receive either Multiferon® after dacarbazine or no adjuvant therapy. This study showed that adjuvant treatment with low doses of Multiferon®, preceded by dacarbazine, significantly increases long term overall survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least comparable to that obtained with a recombinant interferon regimen, but over a much shorter, and thus less expensive, treatment period.
     Based on the strength of this clinical data, Multiferon® was approved in Sweden in February 2006 for the first-line adjuvant treatment of high-risk malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. This malignant melanoma indication will be our primary focus in seeking broader approvals throughout the European Union.
     Hepatitis C
     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 26,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 10,000 to 12,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C.
     Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on limited clinical experience in Sweden, Multiferon® has also proven effective in the treatment of hepatitis C in a second-line setting. However, in order to effectively market Multiferon® for hepatitis C in any country, extensive additional clinical trials costing many millions of dollars will be required. These studies would take several years to complete. Additionally, market analysis regarding the future treatment of hepatitis C strongly suggests a diminishing role for alpha interferon and an emergence of new, more effective, therapies. Therefore, we have deemphasized our efforts related to hepatitis C, and are now focused on the treatment of malignant melanoma and other cancer and anti-viral indications. We have no current plans to conduct any additional studies in hepatitis C in any country, however, we may continue to derive nominal sales in our limited markets for the second-line treatment of this indication.
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
     Multiferon® is approved in a limited number of countries for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in this indication in any country.
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
     Multiferon® is approved in a limited number of countries for the treatment of patients with hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in these indications in any country.

The OVA™ System (Avian Transgenics)
     Transgenics is the science of introducing a foreign gene or genetic material from another species into the genome of the target animal. Some of the more compelling advantages hoped to be derived from transgenic technology include: improved nutritional value of the products from the animals with enhanced genes; improved animal productivity and welfare in supplying enough food to support an ever-growing global population; and transgenic animals are also expected to play a key role in lowering the soaring costs of drug production. Considerable progress has been achieved in the development of transgenic animals such as cows, sheep, goats and chickens that are capable of producing human therapeutic protein drugs in their milk or eggs, offering significant efficiency and cost advantages, all of which must be thoroughly reviewed by the appropriate federal and international regulatory agencies before entering the marketplace.
     We have an ongoing avian transgenic research project in collaboration with the Roslin Institute of Scotland. We believe that once fully developed, this technology could be used to create hens which produce eggs containing recoverable therapeutic proteins in the egg white. We believe this technology promises a more cost effective method of production for many promising bio-pharmaceutical products. Avian transgenic production, based upon genetically modifying chickens to express human drugs, is expected to offer significant economic and technological advantages over traditional methods of protein production including: ease of scale-up; low capital risk; deferred capital investment; and competitive costs.
     In January 2006, we successfully achieved expression of significant quantities of the human protein, interferon beta-1a, in the whites of eggs laid by transgenic hens using the OVA™ System. Interferon-beta is a key component of the human immune system and is the active ingredient in several leading multiple sclerosis therapies. This result is the first in a series of anticipated milestones demonstrating “Proof-of-Principle” with an avian-expressed version of beta-interferon, and it is expected that the OVA™ System will be capable of cost-effectively expressing many types of therapeutic proteins. While these results suggest that the OVA™ System represents a novel biomanufacturing system for the production of human therapeutic proteins, this technology must be further developed in order to validate and confirm its viability and economic benefits before entering into commercial production or initiating necessary clinical trials.
     There are a total of four products involved in our avian-expression studies. We have reported expression and recovery of a functional humanized antibody (a construct of VG101). In addition, we have achieved promising results with interferon-beta. We are now in the process of fully characterizing the interferon-beta that is recovered from subsequent generations of hens to confirm the quantities and quality of this product candidate. We have two more product candidates, which have not yet been publicly disclosed, which are also being expressed in eggs. We hope to report the achievement of additional key milestones related to these projects during calendar 2006 and 2007.
     The potential for reduced capital outlay and cost effectiveness of protein production represent significant incentives for the use of transgenic hens. Chickens have one of the lowest founder animal development costs of any transgenic system. The founder hen is bred or cloned to produce a transgenic flock. We believe that eventually a large number of birds can be produced cheaply compared to other methods. Hens can lay 250 eggs per year with each egg conservatively projected to be capable of containing significant quantities of the target drug per egg. This productivity, on a per egg basis, means that large amounts of proteins could be generated relatively inexpensively.
     Other key advantages include the relative ease of scale-up and normal protein modifications such as glycosylation (the sugar structure of a protein which is critical to its function). It is believed that chickens yield a glycosylation pattern more similar to that found in humans than other transgenic systems such as with mammals or plants. This is believed to offer distinct clinical advantages for patients who develop neutralizing and binding antibodies to foreign sugar antigens on transgenic proteins which, in turn, may negate some or all of the beneficial effect of the protein drug in the patient.

Humanized Monoclonal Antibodies
     Substances that are foreign to the body, such as disease-causing bacteria and viruses and other infectious agents, known as antigens, are recognized by the body’s immune system as invaders. The human body’s natural defense against these infectious agents are antibodies, proteins that seek out the antigens and help destroy them. A monoclonal antibody is highly specific and only binds to one specific antigen. We are developing a portfolio of monoclonal antibodies that are extremely specific in their binding to antigens expressed on certain cancer cells, in order to target their destruction. Monoclonal antibodies represent the fastest growing pharmaceutical market segment, with sales forecast to grow to approximately $20 billion by 2010.
VG101 (anti-GD3 antibody)
     In December 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute, or Sloan-Kettering, for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and will expire in February 2007, unless extended by mutual consent or unless we exercise our option to negotiate an exclusive license agreement. Although we have entered into discussions and negotiations with the Sloan-Kettering to license the anti-GD3 antibody, it is not known if or when a license agreement will be executed. The agreement provides that the rights in work product created under the agreement including research results, data, and records will be owned by the party that generated them and that if work product is generated jointly, it will be jointly owned by us and Sloan-Kettering. It is believed that antibodies to the GD3 antigen are able to elicit anti-tumor effects, thereby destroying cancer cells, which have the over-expressed antigen on their surface.
     Sloan-Kettering clinicians have previously studied the mouse form of this antibody in a fairly extensive manner in numerous human clinical trials. However, use of mouse-derived antibodies typically influences the outcome of testing in humans in that the human body reacts to mouse antibody as if it was a foreign invader, thereby reducing the overall efficacy, and tolerability, of the product. Sloan-Kettering was able to demonstrate that this antibody had beneficial effects in patients with Stage IV melanoma. Sloan-Kettering also found that the antibody had therapeutic utility when used alone and when used with other compounds. If the antibody can be produced in a humanized form, thereby eliminating at least some of the undesirable effects, whether used alone or in combination with other products, it could offer significant improvement in this disease setting. Importantly, to date, there are no other products available to successfully treat Stage IV melanoma. If the antibody can be shown to be efficacious against this stage of the disease, then it would represent a significant opportunity.
     At the current time, we have developed production processes for humanized forms of the antibody, including the avian transgenics technology. These antibodies will be shared with Sloan-Kettering clinicians for comparability testing, done in parallel with studies at our Scotland laboratories. We are not able to predict subsequent study dates for this antibody nor are we able to determine if we will take this candidate further into pre-clinical studies or clinical development.
VG102 (anti-CD55 antibody)
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. The murine form of this antibody was developed through the research of Professor Lindy Durrant of the University of Nottingham, UK. The CD55 antigen is significantly over-expressed on nearly all solid tumors in humans. Early studies at the University of Nottingham demonstrated that the antibody was able to bind only to malignant tumor antigen and furthermore, it was shown to bind in a highly novel manner, different from all anti-CD55 antibodies known in the scientific literature. This novelty underpins the intellectual property surrounding VG102, in addition to other intellectual property we have created through our development activities. The CD55 antigen has been shown to block the body’s natural immune system from attacking and killing cancer cells. Theoretically, if an antibody can be developed that binds selectively to tumor CD55 antigen, this protective mechanism could be removed and the natural immune system, or concomitantly or sequentially administered anti-tumor agents, would then be able to destroy cancer cells.

     Importantly, Professor Durrant has produced the mouse form of an anti-CD55 antibody and has administered it successfully to humans in immunoscintigraphy studies (imaging). These studies demonstrated the specificity of binding only to tumor antigen, and not normal cells, and demonstrated tolerability in humans, albeit small numbers and dosages, without safety incident. It is this data, and our own exploratory data in our laboratories, that has led us to license the anti-CD55 antibody, which we believe may become an important addition to the arsenal for fighting a number of types of cancer.
     At the current time we have developed production processes for humanized versions of the anti-CD55 antibody to continue pre-clinical studies. We have not yet selected a target indication for this antibody, although colorectal cancer may represent a good first indication due to the significant levels of over-expression of the CD55 antigen. At this time, we are not able to predict any date for the start of clinical trials.
     In April 2004, our Scottish subsidiary, Viragen (Scotland), was awarded a grant from the Scottish government for approximately $833,000 for the purpose of supporting the research and development of VG102. This grant is being funded over a three year period, with final funding to occur in calendar 2007.
Other Potential Product Candidates
     Through our internal research, review of available scientific literature, discussions with leading researchers and institutions around the world, we continue to evaluate ideas for new product candidates and scientific technologies. Based upon these efforts, it is highly likely that one or more new product candidates will be added to our portfolio within the next six to twelve months.
Distribution Agreements and Strategic Alliances
     We rely, and expect to rely in the foreseeable future, upon third party marketers and distributors to effectively market and distribute Multiferon® and our other product candidates after receipt of regulatory approval. As discussed below, we have established relationships for the marketing and distribution of Multiferon®; however, failure to maintain these relationships could significantly and adversely affect our business, sales and growth. Additionally, we are in the process of identifying potential licensees in markets in which we would like to penetrate. If we are unable to identify and establish relationships with these third parties, our business could be adversely affected. The ultimate success of our products also depends in large part on our distributors’ and licensees’ ability and desire to actively distribute our products to the target markets. The failure or inability of even a few of our distributors to adequately market and distribute our products within their territories could harm our sales and affect our ability to continue operations.
Multiferon®
     We have entered into several agreements for the distribution of Multiferon® in various countries, however, to date, we have not recognized significant revenue from these agreements. These agreements may be terminated if the distributors fail to obtain or maintain the product license or in the event of breach of the terms and conditions of the agreements. We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon® in other territories around the world.
     In November 2005, we entered into a license, development and supply agreement with Kuhnil Pharm Co. Ltd., headquartered in Seoul, for the exclusive license to register, market, sell and distribute Multiferon® in South Korea. While the full financial terms are required to remain confidential, we received a small up-front license fee in exchange for providing exclusive marketing rights to the drug in South Korea for a period of ten years. Kuhnil Pharm is a rapidly growing, leading manufacturer, developer and marketer of pharmaceuticals in Korea with a specialty focus in oncology, covering an expansive network of clinics, physicians and hospitals with over 300 sales representatives. This agreement provides that Kuhnil shall take all measures necessary to achieve regulatory approval for Multiferon® in South Korea, as required by the Korean health regulatory authority.

     In November 2003, we entered into a supply and distribution agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of Multiferon® in Chile. Pentafarma retains its exclusive distribution rights in the event that it generates 70% or more of the sales figures required under the agreement. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. In June 2005, we reported that Pentafarma received notification of registration approval for Multiferon® from the Chilean authorities. An initial stocking order has been placed and Pentafarma is planning a market launch in the second half of 2006.
     In May 2003, we entered into an exclusive supply and distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon® in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon® in Greece, Cyprus and Slovenia following our receipt of the mutual recognition procedure, or MRP, approval in the European Union, as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the European Union. Arriani has received notification of registration approval in Bulgaria, and reimbursement authorization is pending for that country. A clinical trial with Multiferon® was initiated by Arriani in 2005 in rescue treatment of Hepatitis C, but that study has been terminated due to its small size and limited value in providing sufficient supporting evidence for future regulatory and marketing purposes.
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
     In January 2003, we renewed and extended our distribution and supply agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon® in Mexico. In February 2004, Multiferon® was approved in Mexico to target the treatment of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. The product was launched in Mexico in September 2004 for the treatment of hepatitis B and C. A clinical trial was initiated by Laboratorios Pisa in the rescue of patients with hepatitis C and this study continues enrollment with an anticipated completion date in 2007.
The OVA™ System (Avian Transgenics)
     On November 15, 2000, we entered into a development, license and collaboration agreement with the Roslin Institute (Edinburgh). The agreement provides for joint continued development of transgenics technology in chickens. The OVA™ System will be used to create chickens which produce eggs containing targeted new drugs in the egg white to treat many serious diseases, including cancer. We believe this technology promises a much faster and cost effective method of production for many promising bio-pharmaceutical products. In March 2004, we extended our agreement with the Roslin Institute to develop avian transgenic technology. The agreement continues to provide us with the worldwide exclusive rights to continue development and the ability to commercialize Roslin’s proprietary avian transgenic biomanufacturing technology in consideration for royalty payments to Roslin in the amounts 3.5% of sales of products developed under the agreement and 17.5% in connection with the sales or transfers of certain intellectual property. We have not paid any royalties under the agreement to date. In September 2005, we executed a one-year extension to this agreement with Roslin to December 2006 to successfully complete the research and development process and to develop new science for the future of the technology. In June 2006, we extended the September 2005 agreement by six months to June 2007.

     In March 2003, we entered into an agreement with Oxford BioMedica plc to obtain rights to a technology for use in our collaboration with Roslin Institute to develop avian transgenic technology as a novel platform for the efficient, cost-effective manufacturing of protein drugs. The agreement provided Viragen with an option to acquire an exclusive worldwide license for proprietary gene transfer vectors, biotechnology tools designed to transfer genes into cells at high efficiency. In June 2004, we exercised the option, entering into a license agreement for Oxford BioMedica’s Lentivector gene delivery technology, which provided us with worldwide exclusive rights to use this technology in the creation of transgenic avians for bio-pharmaceutical production. Initial studies evaluating a novel use for these vectors, which transfer genes for therapeutic proteins into developing chicken embryos, have yielded successful and consistent results. However, it should be noted that additional work is necessary to be able to express the targeted proteins in the egg whites of transgenic chickens in sufficient quantities to make the process commercially viable. This work is currently underway at the Roslin Institute and our own research and development facility in Scotland.
Humanized Monoclonal Antibodies
VG101 (anti-GD3 antibody)
     In December 1999, we entered into a collaborative research agreement with Sloan-Kettering Institute in New York City. The agreement is for the development of a human monoclonal antibody targeting the ganglioside GD3, which may be used alone or in combination with our Multiferon® product as well as other products, for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers. In February 2002, the agreement was extended through February 2007. The agreement provides that the rights in work product created under the agreement including research results, data, and records will be owned by the party that generated them and that if work product is generated jointly, it will be jointly owned by us and Sloan-Kettering Institute. While working with traditional monoclonal antibody manufacturing methods, we are also engaged in working with our avian transgenics team on producing VG101.
     Although we have entered into discussions and negotiations with Sloan-Kettering Institute to license the anti-GD3 antibody, it is not known if or when a license agreement will be executed. We are currently continuing the collaborative research agreement and have created a humanized form of this antibody for further studies.
VG102 (anti-CD55 antibody)
     In July 2000, we entered into a research agreement for VG102 with Cancer Research Technology UK in the United Kingdom and the University of Nottingham to evaluate therapeutics based on the CD55 antigen, which we believe may have potential in the treatment of several indications including breast, ovarian and colorectal cancers. This project is based on the development of monoclonal antibodies designed to block the protective effect of the protein CD55 on the surface of tumor cells. The initial development work was carried out in collaboration with the Cancer Research Technology UK Department of Clinical Oncology at the University of Nottingham in England.
     In April 2005, we executed an exclusive global license with Cancer Research Technology UK for VG102 to be developed for the treatment of human disease. Rights include the use of the antibody as a therapeutic and a diagnostic agent in cancers. We have created a humanized form of this antibody and are currently developing optimized manufacturing processes in preparation for final pre-clinical testing.
     Our license imposes various commercialization milestone payments and other payment obligations on us. If we fail to reach the material milestones set forth in our development plan contained in the agreement by more than six months, the licensor may have the right to terminate the license specified in the agreement, in which event we would lose valuable rights and our ability to develop our product candidates.

Research and Development
     Our research and development programs include ongoing studies in support of Multiferon®, our avian transgenics platform, two humanized antibodies and potential new product candidates. For the fiscal years ended June 30, 2006, 2005 and 2004, we incurred research and development costs of approximately $4.60 million, $4.96 million and $3.59 million, respectively.
     The timelines and costs for the completion of bio-pharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond our control. These issues include: availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of Good Manufacturing Practices grade material, results from pre-clinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.
     The completion of our ongoing and contemplated research and development projects is dependent upon our ability to raise significant additional funding or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of Multiferon®; progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.
Multiferon®
     Our human leukocyte-derived multi-subtype interferon alpha product, Multiferon® was originally developed as an alternative to synthetic (recombinant), single-subtype products, and is currently approved in nine countries in second-line indications. In February 2006, Multiferon® was approved as a first-line adjuvant treatment for malignant melanoma in Sweden. Multiferon® is actively marketed in five countries through local distribution partners, and our own two-person sales team in Sweden.
     Interferon alpha is the human body’s first line of defense against infectious disease. Human leukocytes, in the blood, secrete a number of different types of interferon alphas when exposed to attack by viruses and bacteria. Viragen collects human leukocytes, a by-product of blood collection, and under highly exacting procedures, subjects these to a viral challenge that is known to be benign to humans, but stimulates the leukocytes to produce a unique mixture of interferon alpha subtypes. We then collect and purify the resultant interferon alphas using our proprietary technologies to manufacture Multiferon®. The mixture of subtypes contained in Multiferon® is unique among all interferon alpha products.
     To date, Multiferon® has been primarily marketed as rescue therapy for patients who have been treated with synthetic interferon alpha products but who have for various reasons not responded to that treatment. With the approval of Multiferon® in Sweden in February 2006, we are now progressing with regulatory strategies to expand approvals for Multiferon® with a focus on treating malignant melanoma.
     We are collaborating with the Swedish Medical Products Agency and European Union regulatory authorities to initiate the process for seeking broader European approvals through the MRP. We have initiated the process to conduct a Phase III post-marketing clinical trial with Multiferon® on an international basis. This trial is planned to include up to 1,000 patients and is expected to build additional clinical evidence of the value of Multiferon® in high-risk melanoma therapy. This trial is expected to cost approximately $16 million to $18 million and take six to eight years to complete.
     Multiferon® is believed to have other potential uses in other cancer treatment regimens and we are currently evaluating a number of other possible indications for which clinical trials would be required in order to gain approvals.

     In order to identify potential new anti-viral indications for Multiferon®, we are collaborating on studies using Multiferon® being conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. Based on previous positive in vitro study results reported in February 2006, USAMRIID has verbally agreed to commence with a new series of in vivo studies (nonhuman primate models) to further determine the potential of Multiferon® as a potent, broad-acting anti-viral product capable of fighting certain Category A pathogens, a class of highly virulent viral threats, which have the potential to be used in bio-warfare. These studies will evaluate Multiferon®’s possible utility as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product and as a candidate for development funding under Project Bioshield or other sources of grant funding.
The OVA™ System (Avian Transgenics)
     Our avian transgenic manufacturing program is designed to enable us to produce protein-based drugs, including monoclonal antibodies, in the whites of eggs laid by transgenic chickens. Our goal is to develop a technology which will enable us to offer a viable and cost-effective alternative for the large-scale production requirements of the bio-pharmaceutical industry and also for our own therapeutic protein products. Existing protein production technologies are often inefficient and costly. We believe that this technology will allow us to offer the bio-pharmaceutical industry an efficient method of production of their protein-based products. It is envisaged that this technology will have a higher capacity, lower manufacturing costs and may be able to offer improvements to the products themselves.
     We believe our avian transgenics project could offer an efficient and cost effective way to produce large volumes of therapeutic proteins. In addition to meeting the current and future alternative production demands of the bio-pharmaceutical industry and generating significant revenue for us, this project could also accelerate the progress of several life-saving drugs to the market.
     To date, we have succeeded in proof-of-principle of our avian transgenics system with two product candidates: a construct of VG101, the anti-GD3 antibody was successfully expressed as reported in June 2005; and interferon beta-1a was successfully expressed in January 2006. We continue to evaluate methods to optimize expression levels as well as methods for recovery and purification of these active ingredients.
     While our results to date suggest that the OVA™ System represents a novel biomanufacturing system for the production of human therapeutic proteins, this technology must be further developed in order to validate and confirm its viability and economic benefits before entering into commercial production or initiating necessary clinical trials.
     For the fiscal years ended June 30, 2006, 2005 and 2004, we incurred research and development costs related to the avian transgenics project totaling approximately $1.61 million, $1.69 million and $1.90 million, respectively. Since the date of inception of this project, we have incurred approximately $7.41 million in research and development costs.
Humanized Monoclonal Antibodies
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
     We have selected two monoclonal antibodies for our research and development projects based largely upon prior pre-clinical information and prior testing in humans. Both of our current antibody projects appear to present significant advantages in these respects and both offer the potential to be developed into a platform based technology.

VG101 (anti-GD3 antibody)
     In 1999, we entered into a collaborative research and development agreement with Sloan-Kettering Institute, or Sloan-Kettering, for the joint development of an antibody to the GD3 antigen, which is over-expressed on several types of cancer cells, most notably melanoma. This agreement was extended in February 2002 and will expire in February 2007, unless extended by mutual consent or unless we exercise our option for an exclusive license agreement. It is believed that antibodies to the GD3 antigen are able to elicit anti-tumor effects, thereby destroying cancer cells, which have the over-expressed antigen on their surface.
     Sloan-Kettering clinicians have previously studied the mouse form of this antibody in a fairly extensive manner in numerous human clinical trials. However, use of mouse-derived antibodies typically influences the outcome of testing in humans in that the human body reacts to mouse antibody as if it was a foreign invader, thereby reducing the overall efficacy, and tolerability, of the product. Sloan-Kettering was able to demonstrate that this antibody had beneficial effects in patients with Stage IV melanoma. Sloan-Kettering also found that the antibody had therapeutic utility when used alone, but greater therapeutic utility when used with other compounds. If the antibody can be produced in a humanized form, thereby eliminating at least some of the undesirable effects, whether used alone or in combination with other products, it could offer significant improvement in this disease setting. Importantly, to date, there are no other products available to successfully treat Stage IV melanoma. If the antibody can be shown to be efficacious against this stage of the disease, then it would represent a significant opportunity.
     At the current time, we have developed production processes for humanized forms of the antibody, including the avian transgenics technology. These antibodies will be shared with Sloan-Kettering clinicians for comparability testing, done in parallel with studies at our Viragen (Scotland) laboratories. We are not able to predict subsequent study dates for this antibody.
     For the fiscal years ended June 30, 2006, 2005 and 2004, we incurred minimal research and development costs associated with our VG101 project. Since the date of inception of this project, we have incurred approximately $1.55 million in research and development costs.
VG102 (anti-CD55 antibody)
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
     At the current time we have developed production processes for humanized versions of this antibody to continue pre-clinical studies. We have not yet selected a target indication for this antibody. At this time, we are not able to predict any date for the start of clinical trials.

     For the fiscal years ended June 30, 2006, 2005 and 2004, we incurred research and development costs related to the VG102 project totaling approximately $586,000, $575,000 and $200,000, respectively. Since the date of inception of this project, we have incurred approximately $2.06 million in research and development costs.
Other Potential Product Candidates
     Through our internal research, review of available scientific literature, discussions with leading researchers and institutions around the world, we continue to evaluate ideas for new product candidates and scientific technologies. Based upon these efforts, it is highly likely that one or more new product candidates will be added to our portfolio within the next six to twelve months.
Intellectual Property
     Intellectual property is important to any bio-pharmaceutical company to protect its investment in new products and ideas. Whether through patents, trademarks, copyrights or any other means, we endeavor to seek out new intellectual property in our business and at all levels. In general, we intend to invest in projects and product candidates that afford the longest possible intellectual property protection. Our business is international in nature and intellectual property protection may differ between territories, including duration of that protection. Some of our products and technologies may have patents pending or new patents under internal consideration or may be under consideration by patent counsel. Due to the competitive nature of our industry, we do not disclose patents, trademarks or copyrights that are pending.
     We believe that our multi-subtype human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at relatively low costs. We have developed a broad and valuable intellectual property portfolio on the manufacturing methods used to produce Multiferon® and continue to develop this portfolio through in-house research and development.
     In November 2005, we were notified by the US Patent and Trademark Office that it issued patent no. 6,962,695 to a wholly-owned subsidiary of Viragen International, our majority-owned subsidiary. This patent, entitled “Modification of Interferon Alpha Production”, describes a process relating to the manufacture of Multiferon® and relates to the novel use of an enhancing agent to optimize the yield of interferon from the cell preparation during the production process. This patent expires in December 2018.
     In February 2004, we filed a provisional patent application with the UK Patent Office covering the use of multi-subtype human alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu, and this lapsed in February 2005. Subsequent applications were filed with the UK Patent Office in February and May 2005 and a provisional application was filed with the US Patent and Trademark Office in March 2005. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. At the current time, we have no plans to conduct any significant studies of Multiferon® in avian influenza.
     As mentioned previously, we continue to develop our knowledge base of the Multiferon® product, to evaluate new and beneficial ways of manufacturing. As a result of research and development work performed in house, a provisional application for a modification to the Multiferon® production process was filed with the UK Patent Office in February 2005. A provisional patent application was also filed with the US Patent and Trademark Office in June 2005 and a patent cooperation treaty, or PCT, application was filed in February 2006.
     We are developing a broad intellectual property portfolio in the area of avian transgenics. In May 2005 our International application WO04047531 entitled ‘Protein Production in Transgenic Avians’, filed jointly with Oxford BioMedica UK Ltd. entered into the National Phase in the US, Canada, Europe, China, Japan and Australia. This patent application describes the use of specific viral based vectors as gene delivery vehicles in creating transgenic birds that may be used to produce proteins of interest in their eggs.

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
     In September 2004, a provisional patent application (06/024867) was filed with the UK Patent Office describing a method to optimize gene vector constructs so that expression of the protein is maximized and may be used as one of the steps in the process of creating transgenic birds which produce proteins of interest in their eggs.
     In September 2004, a provisional patent application (06/027606) was filed jointly by Viragen (Scotland) Limited and Oxford BioMedica with the UK Patent Office describing a system that allows pre-screening of gene vector constructs to determine their utility in creation of transgenics and this method may be used as one of the steps in the process of creating transgenic birds which produce proteins of interest in their eggs.
     In May 2005, a provisional patent application was filed with the UK Patent Office describing a novel promoter construct to be used in creation of transgenics. This promoter may be used in the creation of transgenic birds which produce proteins of interest in their eggs. A PCT application was filed in May 2006.
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
Regulation
     Our activities, products and processes are subject to substantial government regulation for safety, effectiveness and quality by many governmental agencies within the United States, the European Union and other foreign jurisdictions, and will be subject to further regulation if approved for commercial sale. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the testing, manufacturing, safety, effectiveness, advertising, packaging, labeling, storage, record keeping and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital. The steps ordinarily required before a drug or biological product may be marketed include:
•	Pre-clinical testing;

•	Submission to the relevant regulatory agency, such as the FDA in the United States, of an investigational new drug application, which must become effective before clinical trials may commence;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic or drug;

•	Submission of a marketing application to the relevant regulatory agency for approval to market the product in that country or jurisdiction;

•	Approval of the marketing application, which encompasses inspection and licensing of the manufacturing facility for commercial production of product and approval of all product labeling.
     Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Laboratories that conduct pre-clinical testing must comply with regulations regarding good laboratory practices.
     In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in a limited patient population afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product and to determine the amount of the drug that works best and how much can be tolerated. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to further confirm safety and efficacy and to monitor patients after a product has been used in clinical practice. The relevant regulatory authority may suspend or cancel clinical trials at any time if it is felt that patients are being exposed to an unacceptable health risk or if the information submitted to the agency is incomplete or incorrect, or due to the conduct of the investigation.
     The results of the drug development, pre-clinical studies and clinical studies are submitted to the relevant regulatory authorities in various countries, such as the U.S. Food and Drug Administration, in the application for marketing authorization, which if accepted clears the way for commercial sale of the drug. Third party manufacturers and collaborators may be required to pass on-site inspections prior to obtaining regulatory approval.
     The process of obtaining marketing approvals takes many years and substantial funding. If we fail to comply with certain regulatory requirements, we could be subject to sanctions, such as warning letters, penalties, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and refusal to approve pending applications or costly supplements to approved applications.
     Once regulatory approval is obtained, third party collaborators and manufacturers will be required to comply with regulations setting forth current Good Manufacturing Practices. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance, as well as corresponding maintenance of records and documentation. Facilities may be subject to period and unannounced inspections to confirm compliance with applicable regulations.
     Extension of the number of licenses held in the European Union can be achieved for products like Multiferon® through the Mutual Recognition Procedure, or MRP. This process makes it possible to hold marketing authorizations in all, or some, member states. MRP is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that we will use to secure regulatory approval in the European Union. MRP permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of European Union countries. A prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, we anticipate that Sweden will agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.

     We are also subject to numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Competition
     Competition in the research, development and production of interferon and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffmann-La Roche, Inc. and Schering-Plough Corporation are producing, selling and conducting clinical trials with their recombinant interferons (alpha interferons) and other immunological products in the areas of cancer and viral infections, including hepatitis C.
     We believe that competition is also based on production ability, technological superiority, regulatory expertise in obtaining governmental approvals for testing and manufacturing and the capabilities of companies in marketing and selling the product.
     We are aware of a number of companies that are engaged in research and development of various transgenic systems and models that are hoped to be used to efficiently and productively manufacture proteins for human therapeutic use. These include but are not limited to the use of cattle, goats, plants and avians. Some of these companies are larger, well-funded enterprises and that have been working in this field for many more years than we have. There can be no assurance that any of these companies will not complete their research, enlist large, multinational pharmaceutical and biotechnology companies to invest in their technology and produce a therapeutic product that comes to market before us.
     There are a large number of companies around the world that have monoclonal antibodies in their research, development or commercial pipelines. There are large, well-financed multinational pharmaceutical and biotechnology companies that have monoclonal antibodies which have been approved for marketing for a number of years and there are small, essentially start-up companies, researching and developing new antibodies and complementary technologies for delivery of antibodies for therapeutic use. Competition in the field of antibodies is extensive and intense. Intellectual property on monoclonal antibodies is equally extensive making it difficult for new entries to this field to generate new patents. Although we monitor competitive activity in the field, there can be no assurances that our antibody projects will be competitive, will have secure intellectual property free of licenses from third parties, or will ever be clinically proven to be safe and efficacious in comparison to competitive products.
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
Employees
     As of September 22, 2006, we have 54 employees. Of these, 38 are research and development, manufacturing and quality assurance/quality control personnel. The remaining 16 employees are management, sales and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 1A. Risk Factors
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors — many beyond our control — that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.
     We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:
•	our failure to achieve significant revenues;

•	our failure to service our debt and preferred stock;

•	our ability to procure additional funding;

•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our failure to develop and commercialize our avian transgenics platform and antibody product candidates;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our products;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	ability of holders to effect resales of securities if we are delisted from AMEX;

•	our ability to regain compliance with American Stock Exchange listing standards;

•	our ability to redeem and/or pay dividends on preferred stock under Delaware law;

•	the effect of economic conditions generally; and

•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.
     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Factors that may cause our actual results to differ materially include the risks described herein. These risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Financial Condition and Business
We have a history of operating losses and we expect to continue to incur losses and may never be profitable. If we do not develop profitable operations, we will have to terminate our operations. As a result, investors will lose their entire investment.
     Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:
•	$18.2 million for the fiscal year ended June 30, 2006;

•	$26.2 million for the fiscal year ended June 30, 2005; and

•	$18.2 million for the fiscal year ended June 30, 2004.
     At June 30, 2006, we had cash on-hand of approximately $443,000, working capital of approximately $229,000, an accumulated deficit since organization of approximately $166.2 million and a stockholders’ deficit of approximately $1.6 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.
     While, subsequent to June 30, 2006, our majority-owned subsidiary, Viragen International, received net proceeds of approximately $1.9 million from the sale of its preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support our operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if we are unable to obtain additional financing by the end of September 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
     We must generate significant revenues to achieve and maintain profitability. While Multiferon® is in its early stage of commercialization deriving nominal revenue, most of our products and technologies are either in the research stage or in pre-clinical stages of development and will require substantial additional funding to reach the commercialization stage. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues or achieve or maintain profitability. Our failure to achieve and maintain profitability would depress the market price of our common stock and could impair our ability to raise additional capital, expand our business, diversify our product offerings and continue operations. Additionally, investors could lose their entire investment in our securities.
Our business is capital intensive, and we do not currently generate sufficient revenues to offset our debt service obligations, research and development activities and other operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or completely terminate our operations.
     We will require substantial future capital in order to continue to complete research, development and commercialization of our products and technologies, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. If we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.
     Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June 2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from debt holders. There can be no assurance that debt holders will provide waivers, if required.
     We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. We also anticipate selling related expenses will increase over the next twelve months due to the planned expansion of our Multiferon® sales and related marketing efforts. Our future capital requirements will depend on many factors including:
•	revenue generated from licensing Multiferon®, our antibody product candidates or our avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our convertible debt and convertible preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.
Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $9.0 million for operating activities, $500,000 for investing activities and $10.2 million to redeem our outstanding Series J cumulative convertible preferred stock, Viragen International’s outstanding Series C and Series D cumulative preferred stock and service our current debt obligations. Actual expenditures in these areas could vary based on the net proceeds realized from our proposed secondary offering.
     We have received deficiency notices from the American Stock Exchange, or AMEX, and if we are unable to satisfy the AMEX that we will regain compliance with its continued listing criteria, our common stock and any other security approved for listing on AMEX may be delisted from AMEX, which could accelerate repayment of outstanding indebtedness, adversely affecting investor perception and may result in institutional and other investors refraining from purchasing our common stock, which would adversely affect our ability to raise capital. If adequate funds are not available to us on a timely basis, we may be required to significantly curtail or suspend a portion or all of our operations. Further, sufficient funding may not be available to finance planned future scientific collaborations, planned marketing efforts or planned capital expenditures. Any failure to raise additional funds in the future may also result in our inability to successfully promote Multiferon®, complete existing and/or undertake new research and development projects, take advantage of business opportunities or respond to competitive pressures, any of which would have a material adverse effect on our financial condition, results of operations and ability to continue operations.
We will be substantially dependent on licensing fees and sales of our human alpha interferon product, Multiferon®, to generate revenue for the foreseeable future. If we are unable to obtain or maintain the necessary required regulatory approvals to manufacture and sell Multiferon® throughout the European Union, or if Multiferon® is not widely accepted by the markets in which we manufacture and sell it, we may have to significantly curtail or cease operations and our investors may lose their entire investment.
     Our prospects for achieving profitability will depend primarily on how successful we are in executing our business plan to license, market and sell our human alpha interferon product under the brand Multiferon®. We expect sales of Multiferon® to be a significant source of income for the foreseeable future. We cannot assure you of the success of our commercialization efforts. The product is approved in Sweden for the first-line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors.

The product is also approved for sale in Bulgaria, Chile, Mexico, the Philippines and Sweden as a second-line treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure, likely to be caused by neutralizing antibodies. The product is also approved for sale in Egypt, Hong Kong, Indonesia and South Africa as a second-line therapy for the treatment of chronic myelogenous leukemia and hairy cell leukemia. Multiferon® is not approved for sale in the United States or European Union countries, other than Sweden. We have not sought the approval of Multiferon® from the United States Food and Drug Administration or its European Union counterparts, except Sweden. We will focus on seeking new approvals for Multiferon® in the European Union for the same indications for which it is approved in Sweden. We may seek approval for other indications in the European Union in the future. In the foreseeable future, we do not expect to seek regulatory approval in the United States unless we secure licensees to fund such activities or other sources of funding, including government or private grant funding. We cannot assure you that we will be able to obtain regulatory approval of Multiferon® for the indications for which Multiferon® is approved in Sweden or for other indications in the European Union or in the United States.
     Our ability to generate sufficient revenues to attain profitable operations depends in part upon our ability to establish and maintain manufacturing and distribution agreements with third parties. We will not be able to significantly reduce our losses or operate profitably until we obtain the necessary approvals to manufacture and sell Multiferon® on a widely accepted basis throughout the European Union. The successful commercialization of Multiferon® will require additional marketing and promotional activities and the completion of planned clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operating activities. Investors must understand that Multiferon® may never receive new approvals sought from regulatory authorities, or be able to maintain current approvals over time. In addition, even if new approvals are received, we may not be able to achieve sufficient profit from the sale of Multiferon®, unless we successfully meet our long-term sales objectives. If we do not obtain the required approvals, or we do not achieve profitable operations from the sale of Multiferon®, we may be forced to significantly curtail or cease operations. In the event we cease operations, our investors will lose their entire investment.
We may not be able to successfully develop and commercialize our antibody product candidates, which are in early stage development where there is a significant risk of failure.
     Our future growth will depend on our ability, or our licensees’ ability, to successfully develop, obtain regulatory approval for and commercialize our product candidates, including VG101 and VG102.
     We will have to conduct significant additional tests with respect to these product candidates, including pre-clinical studies and clinical trials, and obtain regulatory approval before commercialization may commence. We must demonstrate to the applicable regulatory authorities that each product candidate is safe and effective for their intended use. Product development is time consuming, expensive and an uncertain process. Pre-clinical studies consist of laboratory testing using chemical and animal models, and must be completed in order to submit an investigational new drug application for authorization to conduct human studies. There can be no assurance that a submission of an investigational new drug application will result in authorization to start clinical trials. Clinical testing consists of assessment of product safety and efficacy of the product candidate in humans under rigidly controlled conditions. We are currently conducting pre-clinical research studies on VG101 and VG102. We expect to conduct additional studies in the future. It may take several years to complete the various stages of testing for each product candidate, and failure can occur at any stage. Many factors may delay our commencement and completion of clinical trials, including:
•	the number of patients that participate in the trial;

•	the length of time required to enroll suitable subjects;

•	the duration of patient follow-up;

•	the number of clinical sites included in the trial;

•	changes in regulatory requirements or regulatory delays or clinical holds requiring suspension or termination of the trials;

•	delays, suspensions or termination of clinical trials due to the institutional review board overseeing the study at a particular site;

•	unforeseen safety issues; and

•	inability to manufacture, through third party manufacturers, adequate supplies of the product candidate being tested.
     We may suffer significant setbacks in advanced clinical trials, even after obtaining promising results from earlier studies. At any point during clinical trials, undesirable side effects could be detected. These side effects could interrupt, delay or halt clinical trials of the product candidates being tested and related product candidates and could result in regulatory authorities denying approval of such product candidates for any or all targeted uses. Also, we rely on third party consultants to conduct studies of the effects of our product candidates on animals and humans. Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.
     Based on results at any stage of product development, we may decide to repeat or redesign pre-clinical studies or clinical trials, conduct entirely new studies or discontinue development of one or more of our product candidates. In addition, our product candidates may not demonstrate sufficient safety and efficacy in pending or any future pre-clinical testing or clinical trials to obtain the requisite regulatory approvals and even if such approvals are obtained for a product candidate, it may not be accepted in the market as a viable alternative to other products already approved or pending approvals.
     Additionally, the conduct of clinical trials is expensive and competition in the bio-pharmaceutical industry is intense. We have a very limited source of revenue at this time, and we will require significant additional funding to conduct the clinical trials that will be necessary in order to receive regulatory approvals. We must obtain additional funding from outside sources to conduct these trials. If we are unable to locate funding or obtain funding on reasonable terms, we may be forced to cease operations. In that case, our investors will lose their entire investment.
If we are unable to produce safe, efficacious, proteins in egg whites of transgenic chickens in commercially viable quantities and required quality, we may be unable to recoup our research and development expenses and we may be unable to successfully market the OVA™ System used to manufacture these drugs.
     Our avian transgenics project, still in the research stage, is designed to enable us to produce therapeutic proteins and antibodies inside the egg whites of transgenic hens. To date, neither we nor any competitor has commercialized any therapeutic proteins or antibody therapeutic products based on avian transgenics technologies. Even if we are successful in producing the targeted commercial proteins in egg whites, we are unable to predict whether this technology will yield commercially viable quantities of products that are safe and efficacious for patients or that regulators may approve for human use. Our inability to produce commercially viable quantities of high quality protein-based drugs may require us to discontinue our avian transgenics activities.
Success in early pre-clinical studies may not be indicative of results obtained in later trials and studies and our product candidates may not commercialize and we may not recover our investment.
     Results of our early pre-clinical studies and those of our partners using our humanized antibody products, including our VG101 and VG102 projects, are based on a limited number of studies and may, upon review, be revised or negated by further analysis or by later stage study results, which may prevent them from ever reaching human clinical evaluations. Historically, the results from pre-clinical studies and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.
     In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

We rely, and expect to rely in the foreseeable future, on third parties in various international territories to effectively market and distribute Multiferon® and our other product candidates after receipt of regulatory approval. If these third parties are unable to effectively market Multiferon®, we may be unable to achieve significant product sales.
     One of our business strategies is to license our technologies and products to third parties for marketing and distribution. For instance, we have entered into agreements with third parties in Mexico, Greece, Chile and South Africa for the distribution of Multiferon®. These third parties are not our employees and we do not have control over their performance. To date, we have not recognized significant revenue from these agreements, as some of these markets are relatively small and highly competitive. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time and, in some of these territories, government and/or hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries and we have previously terminated such third party agreements due to non-performance. The failure of these third parties to sell our product or reach targeted sale amounts would negatively impact our sales growth. To the extent that we transfer technology to third parties on an exclusive basis, we will be precluded from granting other parties the opportunity to conduct successful marketing activities.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell product candidates, we may be unable to generate significant product revenue to support our continuing operations.
     We have no commercial products, other than Multiferon®, and we do not currently have an organization for the sales, marketing and distribution of these products. We do have two sales representatives in Sweden to promote Multiferon® to prescribing physicians. In order to successfully commercialize these products that may be approved in the future by applicable regulatory authorities, we must either build our sales and marketing capabilities or make arrangements with third parties to perform these services. If we do enter into arrangements with third parties to perform sales and marketing services, our net product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate significant product revenue to support our continuing operations.
Possible side effects from the use of Multiferon® could adversely affect potential revenues and physician/patient acceptability of our product.
     Like any medication Multiferon® can have side effects. The most common side effects are: fever, chills, sweats, fatigue, stiffness, joint and muscle pain, headache, loss of appetite and nausea. These acute side effects can usually be relieved by taking acetaminophen and often decrease during the course of treatment.
     There can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Multiferon® which could threaten or limit such product’s usefulness.
Our products may not gain market acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenue.
     Market acceptance of our products will depend on the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians, payers and patients. Additionally, there can be no assurance that our products will not have unexpected or unacceptable side effects that limit the usefulness of the products. We believe that market acceptance also depends on the pricing of our products and the reimbursement policies of government and third-party payers, as well as the effectiveness of our sales and marketing activities. Physicians may not prescribe our products, and patients may determine, for any reason, that our products are not useful to them. The failure of any of our products, once approved, to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

Some of the indications we are targeting represent smaller patient populations with currently unmet medical needs, which may not result in significant revenue.
     As we identify new indications for our approved product and initial indications for our product candidates, we tend to focus on urgent unmet medical needs. The market potential for these indications may be small and there can be no assurances that any one or multiple approvals for an indication will result in significant revenue. While competition in these indications may be less than for other indications, there can be no assurances that there will not be competition with better products and technologies and more funding to conduct necessary clinical trials than we are able to provide.
Our potential products may not be commercially viable if we fail to obtain an adequate level of reimbursement for those products by governments, private health coverage insurers and other organizations, our revenues from these products could be less than anticipated, which could have a negative impact on our ability to achieve profitable operations.
     Sales of pharmaceutical products such as ours largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payers, the market opportunity for our products will be limited. These third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products and services. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to dedicate a significant amount of resources including funding. Our product candidates may not be considered cost-effective. Third-party payers may elect not to reimburse for our products, or enable us or our partners to sell them at profitable price. If third party payers decline or limit reimbursement for our products, our product revenue would be less than anticipated, which would negatively impact our ability to achieve profitable operations.
If our competitors develop and market products faster than we do or if those products are more effective, safer or less expensive than our approved products, our commercial opportunity will be reduced or may not exist and we may be forced to suspend operations.
     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Many of our competitors, including major pharmaceutical companies, have more experience in research, development and clinical testing of bio-pharmaceutical products. We have not yet developed a pharmaceutical product and gained regulatory approvals such that it can be widely marketed in an international competitive environment. Many of our competitors also have greater financial, marketing and human resources capabilities that we do.
     Some of our competitors in the alpha interferon markets include Hoffmann-La Roche, Inc. and Schering-Plough Corporation, both of whom have received approvals for their recombinant and sustained-release alpha interferon products. These companies have been researching, developing and marketing their products and have received wide acceptance from the medical community, payers and the patient population for their products. This may make it more difficult for us to introduce our alpha interferon product and penetrate the market, in certain indications, if and when we receive the necessary regulatory approvals.
     We are aware of many pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced human clinical trials with or have successfully commercialized antibody products. Some of these companies, such as Pfizer Inc., ImClone Systems Incorporated, Johnson & Johnson, Medarex, Inc., Wyeth, Inc., Amgen Inc., Abbott Laboratories, UCB Pharma, Biogen Idec, Inc., Abgenix, Inc., Genentech, Inc., Human Genome Sciences, Inc. and Millennium Pharmaceuticals, Inc. are addressing diseases and disease indications that are being targeted by us and certain of our research partners. Additionally, there are many more antibody-based products in various stages of discovery, research and development.

     Despite the receipt of regulatory approvals there can be no assurance that our products will be accepted as a treatment superior to our competitors.
     Several companies are attempting to develop avian transgenic biomanufacturing systems similar to our OVA™ System. Some of these companies include AviGenics, Inc., Origen Biomedical, Inc. and GeneWorks, Inc., however, none have commercialized such technology to date.
     In addition, technological advances made by our competitors may reduce the market potential for our products. We may not be able to keep pace with technological advances by others, either because we do not have sufficient resources or because we cannot achieve greater improvements in our technology. If we are unable to compete with our larger, more experienced competitors, we will likely cease operations or eliminate products with limited potential returns.
     Our competitors may succeed in developing products that are more effective, safer and less expensive than our products or the ones we have under development or that render our approved or proposed products or technologies noncompetitive or obsolete. In addition, our competitors may achieve product commercialization before we do. If any of our competitors develop a product that is more effective, safer or more convenient for patients, or is able to obtain regulatory approval for commercialization before we do, we may not be able to achieve market acceptance for our products, which would adversely affect our ability to generate revenue and recover the substantial development costs we have incurred and will continue to incur.
The regulatory approval process for Multiferon® and our product candidates is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize Multiferon® and our product candidates, which could limit our revenue and, ultimately, could require us to cease operations.
     All pharmaceutical manufacturers are subject to local, state, federal and foreign rules and regulations, such as those of the United States Food and Drug Administration and the European Union regulatory authorities. In the United States and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. We and our collaboration partners must demonstrate to the satisfaction of the applicable regulatory authority that Multiferon® and our product candidates are safe and effective for their intended uses. Multiferon® and our product candidates may not be approved for all of the intended uses that we request, which would limit the uses for which we can promote them and adversely impact our ability to generate revenues. If the approvals we obtain are limited, we may choose to conduct costly, post-marketing follow-up studies to expand the product uses, but those studies may not produce data sufficient to permit approval for an expanded product use. We have only received regulatory approval for Multiferon® in Bulgaria, Chile, Mexico, Sweden, Egypt, Hong Kong, Indonesia, the Philippines and South Africa for certain indications. We have not received regulatory approval for Multiferon® in the United States or in the European Union, other than Sweden. We are in preparations for requesting approval of Multiferon® in other countries in the European Union for the same indication for which it was approved in Sweden, however, there are no assurances it will be approved. We have not received regulatory approval for any of our product candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. For instance, we have initiated the process to conduct a Phase III post-marketing clinical trial with Multiferon® on an international basis, which is expected to cost between $16 million to $18 million and take six to eight years to complete. Additionally, these rules and regulations may be different in each jurisdiction that we seek regulatory approval and can involve additional and costly pre-clinical and clinical testing and data review. Despite the time, expense and resources invested by us in the approval process, we may never receive these regulatory approvals for any specific illness or range of illnesses that we are attempting to treat with our product candidates.
     The time required to obtain approval from the appropriate regulatory authority is unpredictable and the type and magnitude of the testing required for regulatory approval varies depending on the regulatory authority, the product candidate and the disease or condition for which it is being developed. Regulatory agencies can delay, limit or deny approval of a product for many reasons, including:

•	our failure to demonstrate to the satisfaction of the regulatory authority that a product candidate is safe and effective for a particular use;

•	the results of clinical trials may not meet the level of statistical significance required by the regulatory authority for approval;

•	our inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	our inability to demonstrate that the product candidate presents an advantage over existing therapies;

•	the regulatory authority’s disagreement with the manner in which we interpret the data from pre-clinical studies and clinical trials;

•	the regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	a change in the approval policies or regulations of the regulatory authority or a change in the laws governing the approval process.
     Any delay or failure by us or our collaboration partners to obtain regulatory approvals for Multiferon® or our product candidates would adversely affect our ability to generate revenues from them and could impose significant additional costs on us. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory approval process in others. Identification of side effects or occurrence of manufacturing problems could cause subsequent withdrawal of approval. Our inability to receive and maintain regulatory approvals will limit our revenues and, ultimately, could require us to cease operations.
Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sale of any approved commercial products could be suspended, and fines could be imposed on us.
     Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could reduce our revenues, increase our expenses and render the approved product candidate not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved product from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the applicable regulatory authority, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:
•	restrictions on the product, manufacturer or manufacturing process;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizure or detention;

•	import or export bans or restrictions;

•	voluntary or mandatory product recalls and related publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

     If we or our collaboration partners are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaboration partners may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue.
If we and our third-party suppliers do not maintain high standards of manufacturing in accordance with all applicable regulations, our development and commercialization activities could suffer significant interruptions or delays and thus prevent us from realizing revenues and may cause us to significantly curtail or cease operations.
     We and our third-party suppliers on which we currently or may in the future rely, must continuously adhere to corresponding regulations. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, validation, inspection, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these regulations could result in an enforcement action against us, including seizure of products and shutting down of production. Any of these third-party suppliers and we also may be subject to audits by the applicable regulatory authorities. If any of our third-party suppliers or we fail to comply with applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and prevent us from realizing revenues and may cause us to significantly curtail or cease operations.
Our reliance on foreign third party manufacturers may disrupt operations, which could materially harm our business and financial condition.
     We depend and will continue to depend upon third parties for the processing of materials to manufacture Multiferon® and our product candidates and for the filling, labeling and packaging of our products. Third party manufacturers may encounter difficulties involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. Also, third party manufacturers may not perform as agreed to or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our products. Any failure of third party manufacturers to deliver the required quantities of Multiferon® and our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers could materially harm our business and financial condition.
     Foreign manufacturing could expose us to risks involved with fluctuations in exchange rates of foreign currencies. In addition, reliance on international vendors exposes us to all the risks of dealing with a foreign manufacturing source. These risks include:
•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.
Foreign manufacturing arrangements may also limit our control, and could disrupt our operations, which, in turn, could negatively impact upon your investment in us.
     The process of manufacturing antibody therapeutic products is complex. Third party manufacturing facilities must adhere to current Good Manufacturing Practice regulations, enforced through facility inspection programs. If we are unable to manufacture product candidates in accordance with Good Manufacturing Practices and applicable regulations, we may not be able to obtain regulatory approval for our products, which could materially harm our business and financial condition.

Our operations involve hazardous materials and are subject to environmental, health and safety controls and regulations, which can be expensive to comply with and we may be liable for damages.
     As a bio-pharmaceutical company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations may be substantial. Our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and could materially harm our business, financial condition and results of operations.
If third-party contract research organizations and consultants do not perform in an acceptable and timely manner, our pre-clinical studies or clinical trials could be delayed or unsuccessful.
     We do not have the ability to conduct all aspects of our pre-clinical studies or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with pre-clinical testing or clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical or laboratory practices, or pre-clinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials and ultimately the timely advancement of our development programs. Additionally, competition for consultants, animal colonies and human patients may be intense and we may experience delays in development projects or suspension of studies if we are unable to fund or gain access to consultants, animals or human patients.
We conduct most of our operations in foreign countries and we anticipate marketing our products in foreign countries, which presents numerous challenges. If we are unable to efficiently manage these challenges, our revenue, cost of operations and ability to attain profitable operations could be materially adversely affected.
     There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our products may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.
Our international operations expose us to the risk of fluctuations in currency exchange rates, which could negatively impact our revenues and anticipated sales margins.
     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ (deficit) equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the stockholders’ (deficit) equity section of our consolidated balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other expense (income), net.
     We also conduct transactions that are denominated in currencies other than the U.S. dollar, British Pound and Swedish Krona. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gain or loss results in an adjustment to income.

     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in higher expenses and liabilities when translated into U.S. dollars, which would lower or possibly eliminate completely our revenues and anticipated sales margins on product sales.
     We do not currently engage in hedging activities with respect to our foreign currency exposure.
If we cannot protect our intellectual property, our ability to develop and commercialize our products could be severely limited and may cause us to terminate activities on such products and never realize a return on our investments in such products.
     Our success is dependent in part on our ability to obtain, maintain and enforce our intellectual property rights (owned and licensed) domestically and abroad. The patent position of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal and factual issues and has in recent years been the subject of much litigation. The validity, enforceability and commercial value of these rights, therefore, are highly uncertain.
     Fundamentally, a patent is a grant of a right to exclude others from making, using or selling an invention. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.
     Our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same function as our technologies but avoid infringing our patent claims. Under such “workaround” circumstances, our patents would be of little commercial value to us.
     Patent applications we file may not result in the issuance of a patent. Because patent applications are typically not published for several months after filing, or in some cases, not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors or collaborators can be certain that we or they were the first to make the inventions claimed in patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Assuming the other requirements for patentability are met, in the United States, the first to invent is entitled to the patent, and outside of the United States, the first to file is entitled to the patent.
     Intellectual property rights are fundamentally territorial in nature, and depend on the differing laws of separate nations and entities. Accordingly, we may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Thus, any patents that we own or license from third parties may not provide commercially meaningful protection from competition.
We rely on maintaining as trade secrets our competitively sensitive know-how and other information. Intentional or unintentional disclosure of this information could impair our competitive position.
     As to many technical aspects of our business, we have concluded that competitively sensitive information is either not patentable or that for competitive reasons it is not commercially advantageous to seek patent protection. In these circumstances, we seek to protect this know-how and other proprietary information by maintaining it in confidence as a trade secret. To maintain the confidentiality of our trade secrets, we generally enter into confidentiality agreements with our employees, consultants, collaborators, contract manufacturers and advisors upon commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. We may not obtain these agreements in all circumstances, and the agreements we have may be breached. We may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, contract manufacturers or advisors have previous employment or consulting relationships. To the extent that our employees, consultants, collaborators, contract manufacturers or advisors use trade secrets or know-how owned by others in their work for us, disputes may arise as to the ownership of relative inventions. Also, others may independently develop substantially equivalent trade secrets, processes and know-how, and competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business. The disclosure of our trade secrets could impair our competitive position. Adequate remedies may not exist in the event of unauthorized use or disclosure or our confidential information.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business and incur financial obligations based on our exercise of such license rights.
     In April 2005, we executed a global exclusive license with Cancer Research Technology UK for the rights to develop and commercialize an anti-CD55 antibody. This license provides to us use of intellectual property that is important to our business, and we may enter into additional agreements with other partners in the future that provide license to us of valuable technology. The license imposes, and future licenses may impose, various commercialization milestone payments and other payment obligations on us. If we fail to reach the material milestones set forth in our development plan contained in the agreement by more than six months, the licensor may have the right to terminate the license specified in the agreement, in which event we would lose valuable rights and our ability to develop our product candidates.
     In addition, we entered in a collaborative research and development agreement with Sloan-Kettering Institute for the joint development of an antibody to the GD3 antigen. This agreement will expire in February 2007, unless extended by mutual consent or unless we exercise our option to negotiate an exclusive license agreement. The agreement provides that the rights in work product created under the agreement including research results, data, and records will be owned by the party that generated them and that if work product is generated jointly, it will be jointly owned by us and Sloan-Kettering. We do not have payment obligations pursuant to Sloan-Kettering collaboration. Although we have entered into discussions and negotiations with the Sloan-Kettering Institute to license the anti-GD3 antibody, it is not known if or when a license agreement will be executed.
If third parties successfully assert that we have infringed their patents and proprietary rights, or successfully challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and which could delay or prevent the development or commercialization of our product candidates and may cause us to seek a license to continue to develop or commercialize our product candidates, which could have a material adverse affect on our business.
     Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing, marketing and selling of our product that utilizes such technologies. There may be patents held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of patent law, there may be patents of which we know that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. For instance, United States and foreign patents have been issued to others for genetically engineered and human-derived interferons and methods and processes for producing transgenic birds. While we are not currently aware of any patent issues, this does not preclude a third party from filing a claim against us. In the event a third party claims that we infringe its patents, any of the following may occur:
•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

Additionally, licenses may not be exclusive in which case our competitors might gain access to the same technology as to that which was licensed to us. If we failed to obtain a required license or were unable to alter the design of our product candidates to make the licenses unnecessary, we might be unable to commercialize one or more of our product candidates, which could significantly affect our ability to establish and grow our commercial business.
     Many of our employees, consultants, contractors and others may use the trade secret information of others in their work for us or they may disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties.
     If any of these events occurs, our business will suffer.
We may incur substantial costs as a result of litigation or other proceedings relating to patent or other intellectual property rights.
     There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the bio-pharmaceutical industry. We may be forced to defend claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. In the future, we expect our license agreements may include certain provisions that could require us to defend claims against our licensed patents and could subject us to significant legal expenses in defense and enforcement activities. The outcome of intellectual property litigation is subject to substantial uncertainties and may, for example, turn on the interpretation of claim language by the court, which may not be to our advantage, or on the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in intellectual property litigation could result in a significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. We, on the other hand, are a relatively small company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention, quickly consume our financial resources or require us to disclose confidential information. In addition, if third parties file patent applications or issue patents claiming technology that is also claimed by us in pending applications, we may be required to participate in interference proceedings with the applicable regulatory authority, including oppositions, to determine priority of invention or patentability. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.
Licenses to third parties may not result in revenue to us and exclusive licenses will preclude us from seeking alternative revenue streams.
     One of our business strategies is to license our products or technologies to third parties. They, in turn, will use this license to produce and/or market our products and technologies. We cannot guarantee that these third parties will be able to successfully produce or market the products or technologies or that we will receive revenue from their efforts. To the extent that we grant exclusive licenses to third parties, we may be precluded from granting other parties the opportunity to conduct successful marketing activities.

Our copyrightable and trademark works are assets that must be protected. If we are unable to protect these assets, our competitive position could be weakened.
     Copyright law in the U.S. protects those original works of authorship fixed in a tangible medium of expression. While our intellectual property largely resides in our portfolio of patents, trademarks, and trade secrets, our works of authorship embody certain rights and may deserve protection. To the extent we create written works such as brochures, web sites, or trade show presentations, we are publishing works of authorship that may well be presented to competitors. While copyright protection subsists in such works once they are fixed (e.g., on paper or in electronic format), the added layer of protection that comes from registration is important. Without registration of a work at the appropriate territorial copyright office, it may be difficult, if not impossible, to initiate actions against alleged infringement.
We may be exposed to product liability claims, and our product liability insurance may not be sufficient to cover all claims or continue to be available to us.
     We are exposed to the risk of product liability claims. We may be subject to claims against us even if the injury is due to the actions of others. For example, if the medical personnel that use our products on patients are not properly trained or are negligent in the use of our products, the patient may be injured through the use of our products, which may subject us to claims. The use of our product candidates in clinical trials could also expose us to product liability claims. Persons who claim to be injured from use of our products or processes, may file claims for personal injuries or other damages against us. Directives in the European Union, for example, provide for strict liability and permit compensation claims to be made within a ten year period from when the product is placed on the market, and three years from the event giving rise to the claim, thereby creating a 13 year period within which compensation claims could be asserted. Regulations in other countries and regions may differ and may expose us to incremental risks of liability. We maintain product liability insurance in the amount of $10 million.
     Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products.
     We cannot predict all of the possible harms or side effects that may result form the use of our products to cover all liabilities or defense costs we might incur. We cannot be sure that our insurance coverage will be adequate to insulate us from liabilities that may result from the use of our products. Also, in the future this type of insurance may not be available, or we may not be able to afford this form of insurance. A product liability claim or series of claims brought against us could give rise to substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.
Our reliance on third party suppliers to supply our raw materials may disrupt operations and our ability to develop and commercialize products.
     We currently rely, and we expect to rely on third-party suppliers to supply our raw materials to produce our products and develop our product candidates. All of these suppliers are outside of the United States. Reliance on third-party suppliers exposes us to risks. These risks include:
•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly and inconvenient for us;

•	transportation delays and interruptions;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third party;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

Foreign supply arrangements may also limit our control, and could disrupt our operations, which, in turn, could negatively impact upon your investment in us. Our dependence upon others for the raw materials to produce our products and product candidates may adversely affect our business and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.
The production of Multiferon® is highly dependent on the availability of human leukocytes, and any interruption in supply could adversely affect our ability to manufacture Multiferon®.
     We are dependent upon third party blood collection agencies to supply human leukocytes as a key raw material in the manufacture of Multiferon®. We currently maintain supply agreements, including, through our Swedish subsidiary, with the German Red Cross. The failure to maintain such agreements or obtain new ones could have a material adverse affect on us.
     If we are unable to obtain the necessary leukocytes, we may be required to scale back our operations or stop manufacturing Multiferon®. The costs and availability of leukocytes are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and governmental regulations that may limit or prevent their availability.
The financings that we have consummated are, and future financings may be, dilutive to stockholders and may adversely affect the market price for our shares of common stock.
     Our success in attracting additional funding has been limited to transactions in which our equity is used as currency. Financing activities during this period often have consisted of sales of our common stock at a discount to the market price and the issuance of securities convertible into or exercisable for shares of our common stock, sometimes at a discount to prevailing market prices. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares of common stock.
If we lose the services of our key management or scientific personnel, scientific collaborators or other advisors, our business and ability to attain profitable operations would suffer.
     The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in bio-technology is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Common Stock
We have received deficiency notices from the American Stock Exchange, or AMEX, and if we are unable to satisfy the AMEX that we will regain compliance with its continued listing criteria, our common stock may be delisted from AMEX, which could accelerate repayment of outstanding indebtedness, adversely affect investor perception and may result in institutional and other investors refraining from purchasing our common stock, units or warrants, which would adversely affect your ability to sell our common stock, units or warrants.
     We have received two deficiency letters from the AMEX, dated September 20, 2005 and March 1, 2006, advising us that, based upon our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, respectively, we were not in compliance with AMEX’s continued listing standards.
     On September 22, 2005, we received a deficiency letter from the AMEX, dated September 20, 2005, advising we are not in compliance with continued listing standards. Specifically, since the filing of our financial statements for the fiscal year ended June 30, 2005, we have not been in compliance with Section 1003(a)(ii) of the AMEX Company Guide with stockholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years and Section 1003(a)(iii) with stockholders’ equity of less than $6 million and losses from continuing operations and/or net losses in its five most recent fiscal years.
     In order to maintain our current listing, we submitted a compliance plan on October 19, 2005 advising of the actions we are taking to regain compliance with AMEX’s continued listing standards. This plan was approved by AMEX on October 25, 2005, and AMEX granted us a conditional trading extension until March 20, 2007 to regain compliance with their continued listing standards.
     Additionally, on March 1, 2006, the AMEX notified us that we failed to meet an additional continued listing standard, Section 1003(a)(i) of the AMEX Company Guide with stockholders’ equity of less than $2 million and losses from continuing operations and/or net losses in two of our three most recent fiscal years. AMEX noted that if we are not in compliance with all continued listing standards by March 20, 2007 or do not make progress consistent with the plan during the plan period, AMEX will initiate delisting proceedings.
     We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from AMEX. In the event our common stock is delisted from AMEX, we would apply to have our common stock listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our common stock if it is not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our common stock were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.

     Additionally, if we are delisted from AMEX, and the price of our common stock does not increase significantly, our common stock would be a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low- priced” securities from being established with respect to our securities.
     In addition, our outstanding convertible debt contains a provision that in the event our common stock is no longer traded on the AMEX, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their investment with related accrued interest. Given our current financial position and our failure to meet the AMEX continued listing requirements, if our common stock was delisted from AMEX, we would be unable to repay these amounts and would be in default of these agreements, which would significantly hamper our ability to raise additional capital to fund our ongoing operations.
The issuance of our shares upon the exercise or conversion of securities we have outstanding may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.
     As of June 30, 2006, there were 45,765,687 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.
     The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.
     As of June 30, 2006, there were 34,709,366 shares of our common stock issuable upon exercise or conversion of the following securities. These securities represent approximately 76% of our outstanding shares of common stock as of June 30, 2006.

Convertible preferred stock, Series A	916
Convertible preferred stock, Series J (convertible at $1.25 per share)	4,172,000
Officers, employees, and directors options (exercisable at an average price of $1.58 per share through March 2014)**	1,139,783
Consultant warrants (exercisable at an average price of $38.70 per share through February 2009)	7,500
Debt and equity offering warrants (exercisable at an average price of $1.13 per share through March 2011)	16,424,877
Convertible notes or related warrants issued upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	11,476,194
Convertible debentures (convertible at $1.05 per share through September 2008)	1,488,096

34,709,366

**	Includes options to purchase an aggregate of 843,000 shares of our common stock, which were granted in April 2006 under our 2006 Equity Compensation Plan. No shares issuable upon exercise of these options can be issued until our 2006 Equity Compensation Plan is approved by our stockholders. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting.

The conversion and exercise prices of outstanding securities may be reduced, and the number of shares that we issue on conversion or exercise may be increased, in the event that we issue common stock or securities convertible into common stock in the future for consideration that is less than the conversion or exercise prices of the outstanding securities.
     The terms of certain of our outstanding convertible debt and warrants provide for a downward adjustment in the conversion and exercise prices in the event that we subsequently issue shares of our common stock, or securities convertible into or exercisable for our common stock, for consideration that is less than the conversion or exercise prices of the previously issued securities. Any reduction of the conversion or exercise prices of outstanding securities as a result of these adjustment provisions will require that we issue a greater number of shares upon conversion of convertible debt or exercise of warrants than we would have issued in the absence of these provisions. Any additional shares that we issue as a result of the adjustment provisions of these securities will cause further dilution to our existing stockholders.
We are engaged in the bio-pharmaceutical industry; as a result, the market for our shares of common stock may be subject to extreme volatility.
     The market for securities of bio-pharmaceutical companies, including ours, has historically been more volatile than the market for stocks in general. As a result, the price and volume of our shares may be subject to wide fluctuations in response to factors, some of which are beyond our control, including, without limitation:
•	quarter-to-quarter variations in our operating results;

•	our announcement of material events;

•	price fluctuations in sympathy to others engaged in our industry; and

•	the effects of media coverage of our business.
Price and volume volatility may prevent you from selling your shares of our common stock when you desire to do so, and the inability to sell your shares in a rapidly declining market may substantially increase your risk of loss. Our shares have traded between a high of $1.03 and a low of $0.25 since January 1, 2005. The daily trading volume of our shares since January 1, 2005 has been volatile ranging between 23,500 and approximately 11.6 million shares in a single day.
We may not have sufficient surplus to redeem our Series J cumulative convertible preferred stock or for Viragen International to redeem its Series C cumulative preferred stock or Series D cumulative preferred stock. Additionally, we may not have sufficient surplus or net profits to be able to pay dividends on such preferred stock.
     As a Delaware corporation, we may not declare and pay dividends on our capital if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Also, under applicable Delaware case law, dividends may not be paid on our Series J cumulative convertible preferred stock or common stock and Viragen International’s Series C cumulative preferred stock and Series D cumulative preferred stock, if we become insolvent or the payment of dividend will render us insolvent. In addition, to the extent we pay dividends and we are deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.
     Our ability to redeem the Series J cumulative preferred stock, and the ability of Viragen International to redeem its Series C cumulative preferred stock or Series D cumulative preferred stock, will generally depend upon the amount of surplus that each corporation possesses. Additionally, a corporation may redeem shares of its preferred stock by applying some or all of the capital represented by the shares being redeemed to the redemption so long as the assets of the corporation remaining after such reduction is sufficient to pay any debts of the corporation for which payment has not otherwise been provided.

We do not expect to pay dividends on our common stock in the foreseeable future.
     We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock any time in the foreseeable future. Our convertible debentures prohibit us from directly or indirectly paying cash dividends or distributions on our common stock. Provisions of our convertible debentures and Series A cumulative convertible preferred stock also prohibit the payment of dividends on our common stock, subject to certain exceptions. Additionally, any future payment of dividends will directly depend upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. For the foreseeable future, we will use earnings from operations, if any, to finance our growth, and we will not pay dividends to our common stockholders. You should not rely on an investment in our common stock if you require dividend income. The only return on your investment in our common stock, if any, would most likely come from any appreciation of our common stock.
     As a Delaware corporation, we may not declare and pay dividends on our capital if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. To the extent we pay dividends and we are deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.
We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.
     Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, of which 2,150 shares of Series A cumulative convertible preferred stock and 52,150 shares of Series J cumulative convertible preferred stock are issued and outstanding as of June 30, 2006. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:
•	dividend and liquidation preferences;

•	voting rights;

•	conversion privileges;

•	redemption terms; and

•	other privileges and rights of the shares of each authorized series.
     The issuance of large blocks of preferred stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders’ liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit us and our stockholders.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     In November 1996, Viragen entered into a ten year lease commencing April 1997 for a 14,800 square foot facility located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. This location contains our domestic administrative and executive offices. The lease contains an option for up to two additional five-year terms. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $31,000. If we are unable to reduce the amount of square footage we lease at this location, we will seek a new location for occupancy, with less square footage, upon expiration of this lease.
     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $35,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006 and we intend to extend the lease for an additional five years. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $9,000.
     Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden under two separate leases. One of the leases representing approximately 21,000 square feet was recently renewed through March 2009 at a total lease cost of approximately $28,000 per month. The initial stages of the manufacture of Multiferon® are conducted in this facility. The other lease representing approximately 4,500 square feet of office space at a total lease cost of approximately $6,000 per month will expire in December 2006 and will not be renewed. In June 2005, we initiated final modifications at this facility in order to upgrade specific equipment used in the Multiferon® manufacturing process. These modifications have been presented to and agreed upon with the medical products agency in Sweden. We do not expect any significant delays or interruptions to operations as a result of these modifications.
     ViraNative also owns a 21,500 square foot building in Umeå, Sweden, which contains a portion of our Multiferon® production. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to potentially house all of ViraNative’s research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank with an outstanding balance of approximately $637,000.
     We believe our properties are in good condition, well-maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.
Item 3. Legal Proceedings
     We are not currently a party to any legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted during the fourth quarter of our fiscal year ended June 30, 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the American Stock Exchange on April 17, 2000, under the symbol “VRA.” The following table sets forth the high and low sales prices as reported on the American Stock Exchange for the periods indicated, as adjusted for Viragen’s one for ten reverse stock split effective June 15, 2004.

	High	Low
2005-2006 Period
Fourth Quarter ended June 30, 2006	$0.61	$0.36
Third Quarter ended March 31, 2006	0.80	0.42
Second Quarter ended December 31, 2005	0.79	0.30
First Quarter ended September 30, 2005	0.83	0.44

2004-2005 Period
Fourth Quarter ended June 30, 2005	$0.87	$0.54
Third Quarter ended March 31, 2005	1.03	0.63
Second Quarter ended December 31, 2004	1.34	0.90
First Quarter ended September 30, 2004	1.42	0.83
     The above quotations represent prices between dealers, and do not include retail mark-ups, markdowns or commissions and do not represent actual transactions.
     As of September 22, 2006, we had approximately 2,600 stockholders of record. On September 22, 2006, the closing price of our common stock was $0.36 per share.
     We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future because:
•	provisions of our convertible debentures prohibit us from directly or indirectly paying cash dividends or distribution on our common stock;

•	provisions of our Series A cumulative convertible preferred stock and Series J cumulative convertible preferred stock prohibit the payment of dividends on our common stock, subject to certain exceptions;

•	applicable provisions of Delaware law described below limit our ability to pay dividends if we do not have net income;

•	we have experienced losses since inception;

•	we have significant capital requirements in the future; and

•	we presently intend to retain future earnings, if any, to finance the expansion of our business.
     Future dividend policy will depend on:
•	our earnings, if any;

•	applicable provisions of Delaware law described below governing the payment of dividends;

•	capital requirements;

•	expansion plans;

•	legal or contractual limitations;

•	financial condition; and

•	other relevant factors.

     The payment of dividends will also depend on our ability to declare dividends under Delaware law. Dividends may be paid only out of “surplus,” as that term is defined in the Delaware General Corporation Law, or, in the event there is no surplus, out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets is impaired.
     Our ability to redeem our Series J cumulative preferred stock and the ability of Viragen International to redeem its Series C cumulative preferred stock and Series D cumulative preferred stock will generally depend on the amount of surplus that each corporation possesses. Additionally, a corporation may redeem shares of its outstanding preferred stock by applying some or all of the capital represented by the shares being redeemed to the redemption as long as the assets of the corporation remaining after such reduction is sufficient to pay any debts of the corporation for which payment has not otherwise been provided.
     Information relating to our equity compensation plans is contained in Item 12 below.

Item 6. Selected Financial Data
     The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen for the fiscal years ended June 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of June 30, 2006 and 2005 have been derived from Viragen’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004, 2003 and 2002 have been derived from Viragen’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
STATEMENTS OF OPERATIONS DATA
Product sales	$391,213	$278,784	$266,137	$630,785	$1,275,264
Other (expense) income, net.	(145,873)	1,538,067	632,378	535,428	333,130
Net loss (a)	(18,214,897)	(26,207,706)	(18,177,164)	(17,348,686)	(11,088,832)
Net loss attributable to common stock	(19,496,484)	(26,209,856)	(18,179,714)	(17,351,336)	(11,091,482)
Basic and diluted net loss per common share (b)	(0.46)	(0.71)	(0.55)	(1.21)	(1.10)
Weighted average common shares outstanding (b)	42,018,617	36,697,852	33,183,832	14,393,803	10,041,571

	At June 30,
	2006		2005		2004	2003	2002
BALANCE SHEET DATA
Working capital (deficit)	$229,056		$(7,300,733)		$25,181,900	$4,070,504	$(209,519)
Total assets	13,973,966		21,984,792		48,219,996	27,867,417	20,796,604
Convertible notes and debentures, current (c)	453,918		16,104,994	(d)	—	2,224,599	711,982
Convertible notes and debentures, long-term (c)	11,145,816	(d)	—		12,490,919	1,827,163	—
Long-term debt, less current portion	627,265		598,104		1,072,087	1,124,335	1,023,948
Stockholders’ (deficit) equity	(1,613,647)		2,593,617		29,189,581	15,720,208	11,470,620

(a)	Net loss for the fiscal year ended June 30, 2005 includes a goodwill impairment charge of approximately $6.9 million.

(b)	Outstanding share and per share amounts have been adjusted retroactively to reflect the 1:10 reverse stock split that became effective on June 15, 2004.

(c)	Net of discounts

(d)	Subsequent to June 30, 2005, we entered into agreements to extend the maturity date of our convertible notes from March 31, 2006 to August 31, 2008. As a result of the extension of the maturity date, the convertible notes were reclassified from current to long-term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically in Item 1A of this annual report on Form 10-K. In addition, the following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes to those statements, which are included elsewhere in this report.
Overview
     Viragen, Inc. is a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of products for the treatment of cancers and viral diseases. We operate from three locations: Plantation, Florida, which contains our administrative offices and support; Viragen (Scotland) Ltd., located outside Edinburgh, Scotland, which conducts our research and development activities; and ViraNative, located in Umeå, Sweden, which houses our human alpha interferon manufacturing facilities.
     Management believes that developing new and improved products or production techniques through targeted scientific exploration in an effort to identify novel therapeutics that satisfy clinician and patient needs, while controlling costs, are the key ingredients to our long-term success. We believe that Multiferon® represents an opportunity to address the market of later stage (Stage IIb-III) malignant melanoma patients who have, to date, few alternative treatments from which to choose. Our biggest challenge is successfully funding the programs necessary to achieve the scientific milestones, including costly clinical trials which may or may not demonstrate the hoped for safety and efficacy levels, and regulatory approvals necessary to commercialize our products to a level that will support our operations. We continue to focus our efforts and limited resources on those projects we believe most likely to produce revenue in the near term. To-date we have relied primarily on the equity markets to provide the necessary funding.
     We have focused our efforts in three areas:
•	Multiferon® — a human alpha interferon product derived from human white blood cells. Multiferon® is currently approved in nine countries for the second-line treatment of a broad range of infectious diseases and cancers. While we believe the worldwide market for interferon alpha in 2005 was approximately $3 billion, our sales have been relatively insignificant. In February 2006, Multiferon® was approved in Sweden for the first-line treatment of high-risk malignant melanoma following treatment with dacarbazine after surgical removal of tumors. Our plans are to increase sales of this product throughout the European Union through the European Union’s mutual recognition procedures.

•	Antibody development — through our collaborative agreements with the Sloan Kettering Institute and Cancer Research Technology UK, we are researching antibodies believed to offer potential in the treatment of numerous cancers. Working with the Sloan Kettering Institute, we are researching the anti-tumor effects of antibodies to the GD3 antigen, which is over expressed on certain tumors. Our collaboration with Cancer Research Technology UK is aimed at the development of an anti-CD55 antibody. This antibody initially developed at the University of Nottingham, UK, targets the CD55 antigen, which is significantly over-expressed on nearly all solid tumors. The University of Nottingham was able to demonstrate that this antibody was able to bind only to malignant tumor antigen theoretically removing the tumor’s protective mechanism. If an antibody can be developed that binds selectively to tumor CD55 antigen, the natural immune system or administered anti-tumor agents may be able to destroy the cancer cells.

•	Avian transgenics — is a technology, not yet fully developed which, if successful, would provide for the manufacture of promising bio-pharmaceutical products in the whites of eggs of genetically modified chickens. In January 2006, we successfully achieved expression of significant quantities of interferon beta-la, using our proprietary OVA™ system. We continue to work with the Roslin Institute of Scotland, our collaborative partner in this project, towards a cost-efficient alternative method for the production of human proteins.
Our ultimate success is dependent upon achieving commercially viable levels of revenue, in an extremely competitive environment, from one or more of the above projects.
     Upon receipt of approval from the Swedish Medical Products Agency for the pre-filled syringe presentation of Multiferon® for the first line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine after surgical removal of tumors, we expect to work with the Swedish authorities and external regulatory consultants to apply for broad European registration for Multiferon® for this indication using the mutual recognition procedure. We cannot assure you of the success of our commercialization efforts or that Multiferon® will be approved by countries in the European Union.
     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Many of our competitors, including major pharmaceutical companies, have more experience in research, development and clinical testing of bio-pharmaceutical products. We have not yet developed a pharmaceutical product and gained regulatory approvals such that it can be widely marketed in an international competitive environment. Many of our competitors also have greater financial, marketing and human resources capabilities that we do.
     Since our organization in December 1980, we have incurred operating losses. Our operating losses were approximately $18.2 million, $26.2 million and $18.2 million for the fiscal years ended June 30, 2006, 2005 and 2004. At June 30, 2006, we had cash on hand of approximately $443,000, working capital of approximately $229,000, an accumulated deficit since organization of approximately $166.2 million and a stockholders’ deficit of approximately $1.6 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.
     We received deficiency letters from the American Stock Exchange, or AMEX, advising us that we did not meet AMEX’s continued listing standards. Specifically, we have not met AMEX’s combined minimum stockholders’ equity and net losses requirements since June 30, 2005. We submitted a plan to AMEX to regain compliance with AMEX’s continued listing standards, which was accepted by AMEX. AMEX has granted us a conditional extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We are subject to periodic review by AMEX during the extension period and if we fail to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period, our shares of common stock will be delisted from AMEX.
     We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory related consulting fees, toxicology studies and clinical trial costs. We believe that the net proceeds from our proposed secondary offering, if completed as currently contemplated and we raise the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007. See “— Recent Developments”. In the event that licensing and sales revenue are insufficient to sustain our operations after such time, we anticipate that it will be necessary for us to raise additional capital in order to continue our operating activities.
     Our future capital requirements will depend on many factors including:
•	revenue generated from licensing Multiferon®, our antibody product candidates or our avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our convertible debt and convertible preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.
     Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $9.0 million for operating activities, $500,000 for investing activities and $10.2 million to redeem our outstanding Series J cumulative convertible preferred stock, Viragen International’s outstanding Series C and Series D cumulative preferred stock and service our current debt obligations. Actual expenditures in these areas could vary based on the net proceeds realized from our proposed secondary offering.
Recent Developments
     We have experienced significant losses and a negative cash flow from operating activities since inception. In July 2006, we filed a registration statement to register 67 million units (not including 10.05 million units to cover underwriters’ over-allotment option if exercised). We believe that the net proceeds from our proposed secondary offering, if completed as currently contemplated and we raise the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007. In the event that our proposed secondary offering is not completed as contemplated or we raise fewer net proceeds than anticipated, and if we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all. We are contractually not permitted to incur additional indebtedness except in limited circumstances, and our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from debt holders. There can be no assurance that debt holders will provide waivers, if required.
     In August 2006, our majority-owned subsidiary, Viragen International, Inc., completed a private placement of 3,154 shares of Viragen International Series D 24% cumulative preferred stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction.
     In July 2006, Viragen International completed a private placement of 18,000 units with each unit consisting of one share of Viragen International Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of its Series C cumulative preferred stock and 3,600,000 shares of its common stock were issued. Viragen International received net proceeds of approximately $1.6 million in connection with this transaction.
Liquidity and Capital Resources
     We have experienced significant losses and a negative cash flow from operating activities since inception. During the fiscal years ended June 30, 2006, 2005 and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million and $18.2 million, respectively, and had an accumulated deficit of approximately $166.2 million as of June 30, 2006. While, subsequent to June 30, 2006, our majority-owned subsidiary, Viragen International, received net proceeds of approximately $1.9 million from the sale of its preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006. We believe that the net proceeds from our proposed secondary offering, if completed as currently contemplated and we raise the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007. In the event that our proposed secondary offering is not completed as contemplated or if we raise fewer net proceeds than anticipated and if we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

     We anticipate additional future losses as we commercialize Multiferon® and conduct additional research activities and clinical trials on our product candidates to obtain additional regulatory approvals. In addition, extensive research and development activities, including costly clinical trial expenditures will be necessary to commercialize our antibodies and avian transgenics technology. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June 2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from debt holders. There can be no assurance that debt holders will provide waivers, if required.
     As of June 30, 2006, we had approximately $443,000 in cash and cash equivalents down from approximately $6.9 million as of June 30, 2005. As of June 30, 2006, we had working capital of approximately $229,000, compared to a working capital deficit of approximately $7.3 million as of June 30, 2005. The change in working capital was primarily attributed to the reclassification of our convertible notes from current to long-term as a result of the amendments dated September 15, 2005, which extended the due date of the notes from March 31, 2006 to August 31, 2008, and cash used to fund operations. Cash used to fund operating activities for the fiscal year ended June 30, 2006 totaled approximately $10.9 million. In addition, we made capital investments of approximately $534,000, primarily for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary were necessary to replace or modernize certain portions of our production and administrative facilities. During the fiscal year ended June 30, 2006, we received aggregate net proceeds of approximately $5.9 million from the sale of our Series J cumulative convertible preferred stock with a stated value of approximately $5.2 million and the sale of our convertible debentures with a principal amount of $2.0 million. These financing transactions are discussed in further detail below. Principal and interest payments on our convertible notes and debentures totaled approximately $739,000 for the fiscal year ended June 30, 2006. Principal payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $348,000 for the fiscal year ended June 30, 2006.
     In July 2006, our majority-owned subsidiary, Viragen International, received net proceeds of approximately $1.6 million from the sale of 18,000 units with each unit consisting of one share of Viragen International Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. In August 2006, Viragen International completed a private placement of 3,154 shares of Viragen International Series D 24% cumulative preferred stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction.
     We are engaged in active discussions with prospective licensees of Multiferon® in the European Union. We anticipate that a component of any licensing arrangements we may enter into will include our receipt of license fees, our receipt of which will have a positive effect on our working capital. At this time we are unable to predict whether we will consummate license arrangements for Multiferon® in the European Union or when we will receive license fees from any license agreement that we may enter into.
     Due to our financial condition, the report of our independent registered public accounting firm on our June 30, 2006 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.
     Our future capital requirements are dependent upon many factors, including:
•	revenue generated from licensing Multiferon®, our product candidates or avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our convertible debt and convertible preferred stock;
•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.
     For the fiscal year ending June 30, 2007, we anticipate the need of approximately $9.0 million for operating activities, $500,000 for investing activities and $10.2 million to redeem our outstanding Series J cumulative convertible preferred stock, Viragen International’s outstanding Series C and Series D cumulative preferred stock and service our current debt obligations. Actual expenditures in these areas could vary based on the net proceeds realized from our proposed secondary offering.
Series J 24% Cumulative Convertible Preferred Stock
     On March 21, 2006, we completed a private placement of Series J cumulative convertible preferred stock and warrants to purchase shares of our common stock. We received gross proceeds of approximately $5.2 million in connection with this transaction.
     Each share of Series J cumulative convertible preferred stock, par value $1.00 per share, has a stated value of $100. The holders of outstanding Series J cumulative convertible preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Viragen common stock, or other class of stock presently authorized or to be authorized, except for Viragen’s Series A cumulative convertible preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen with gross proceeds equal to or greater than $5 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.
     The Series J cumulative convertible preferred stock is convertible into Viragen common stock, at the option of the investors, together with accrued and unpaid dividends if elected by the investors, at a conversion price or rate of $1.25 per share, subject to adjustment. Viragen and the investors each have the option at such time as we complete a subsequent financing for gross proceeds of $5 million or more to have Viragen redeem all or a portion of their Series J cumulative convertible preferred stock and any accrued and unpaid dividends, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date). In addition, under certain circumstances, we have the right to redeem the Series J cumulative convertible preferred stock if our common shares trade at $2.50 or higher for a period of 10 consecutive trading days. If permitted under applicable law, we intend to redeem our Series J cumulative convertible preferred stock, including payment of dividends accrued thereon, with the proceeds of our proposed secondary offering assuming the offering is completed as contemplated and we raise the level of proceeds anticipated.
     For each share of Series J cumulative convertible preferred stock purchased, investors received warrants to purchase 80 shares of common stock at an exercise price of $1.25 per share, subject to adjustment, for a term of five years from the date of issuance. The warrants include a cashless exercise provision. No redemption rights for the warrants are provided to either Viragen or the investors.
     Resale of the shares issuable upon conversion of the Series J cumulative convertible preferred stock and exercise of the related warrants are registered under our Form S-3 registration statement (File No. 333-133397) filed with the Securities and Exchange Commission, which was declared effective on May 23, 2006. If we are unable to maintain the effectiveness of the registration statement related to the Series J cumulative convertible preferred stock, we are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the Series J cumulative convertible preferred stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.
     The net proceeds from the offering of approximately $4.7 million are being used for working capital purposes.
     Dawson James Securities, Inc. served as placement agent for the transaction, and received a placement agent cash fee of 8% of monies raised and a non-accountable expense fee of an additional 2% of monies raised. The placement agent also received warrants to purchase common stock in an amount equal to 8% of the shares issuable upon conversion of the Series J cumulative convertible preferred stock and exercise of the related warrants (an aggregate of 667,520 warrants). The placement agent warrants are exercisable at $1.25 per warrant share for a 60-month period.
Viragen International Series C 24% Cumulative Preferred Stock
     In July 2006, our majority-owned subsidiary, Viragen International, Inc., completed a private placement of 18,000 units with each unit consisting of one share of Viragen International Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of its Series C cumulative preferred stock and 3,600,000 shares of its common stock were issued. Viragen International received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense allowance of $36,000 to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of Viragen International common stock, which represented 22 shares of Viragen International common stock for each share of Series C cumulative preferred stock sold. If permitted under applicable law, we intend to permit Viragen International to redeem its Series C cumulative preferred stock, including payment of dividends accrued thereon, with a portion of the proceeds of our proposed secondary offering, if the offering is completed as contemplated and depending upon the proceeds available from the offering.
     Each share of Series C cumulative preferred stock, par value $0.01 per share, has a stated value of $100. The holders of outstanding Series C cumulative preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen International before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Viragen International common stock, or other class of stock to be authorized, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by us or Viragen International with gross proceeds equal to or greater than $5 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.
     Each holder of the Series C cumulative preferred stock may require Viragen International to redeem all or a portion of such holder’s Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date), upon the closing of any subsequent financing by us or Viragen International with gross proceeds equal to or greater than $5 million. At the time of any such financing by us or Viragen International, Viragen International has the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e. if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date).
     Viragen International is obligated to file a registration statement for the resale of the shares of common stock issued in the offering for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. Viragen International is obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the preferred shares for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement.

Viragen International Series D 24% Cumulative Preferred Stock
     In August 2006, Viragen International completed a private placement of $315,400 consisting of 3,154 shares of Series D 24% Cumulative Preferred Stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 to the placement agent. If permitted under applicable law, we intend to permit Viragen International to redeem its Series D cumulative preferred stock, including payment of dividends accrued thereon, with a portion of the proceeds of our proposed secondary offering, if the offering is completed as contemplated and depending upon the proceeds available from the offering.
     Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100 per share. The holders of the Series D preferred stock are entitled, subject to the terms of Viragen International’s Certificate to Set Forth Designations, Preferences and Rights with respect to its Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen International or the Company, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.
     Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by Viragen International or the holder of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen International or the Company. The holder of the Series D cumulative preferred stock may require Viragen International to redeem all or a portion of such holder’s Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen International or the Company, Viragen International has the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).
Line of Credit
     Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005, but there was no outstanding balance at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The overdraft facility expired at the end of February 2006 and there was no outstanding balance at June 30, 2006. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.
Convertible Notes
     On June 18, 2004, we consummated the sale of $20 million in convertible promissory notes and common stock purchase warrants to eight accredited and institutional investors. We received approximately $18.96 million, net of finder’s fees and legal expenses. The notes were due to mature on March 31, 2006. On September 15, 2005, we entered into agreements with each of the eight holders of our convertible promissory notes in the aggregate principal amount of $20 million to:
•	extend the maturity date of the notes from March 31, 2006 to August 31, 2008;

•	reduce the conversion price from $1.516 to $1.05 per share. This conversion price, with certain exceptions, is subject to reductions if we enter into additional financing transactions for the sale of our common stock below the public trading price and below the conversion price;

•	provide for mandatory conversion of the notes if the volume weighted average price for our common stock exceeds $2.00 per share for 30 consecutive trading days;

•	amend the adjustment provisions of the notes and the warrants to provide for “full ratchet” rather than “weighted average” adjustments in the event that we issues securities in the future (other than an “exempt issuance” as defined in the notes) for a price of less than the then current conversion price of the notes or 119% of the then current exercise price of the warrants, as the case may be. Full ratchet adjustments reduce the conversion and exercise prices to the lowest price at which we may issue securities in the future. Weighted average adjustments reduce the conversion and exercise prices to a lower price, weighted based upon the average price at which our shares have been sold; and

•	expand the definition of “exempt issuance” under the notes and related warrants to exclude from the adjustment provisions of the notes and related warrants, our issuance of shares (a) in a firm commitment public offering by a reputable underwriter, (b) under equity compensation plans approved by a majority of our independent directors or a majority of the non-employee members of a committee of the board, (c) in connection with any future acquisition of the minority interest in Viragen International, Inc. and (d) in connection with strategic transactions not undertaken with the primary purpose of raising capital.
     Interest under the convertible promissory notes remains payable quarterly at an annual rate of 7%. Quarterly interest payments are payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions.
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
     Our convertible notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:
•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date; or

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore.
     If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 110% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any.
     As of June 30, 2006, $12.05 million of the principal amount of these convertible notes remained outstanding. Interest on these notes for the fiscal year ended June 30, 2006 at 7% totaled approximately $1.07 million. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share. The quarterly interest due April 1, 2006 of approximately $232,000 was satisfied through the issuance of 387,403 shares of our common stock valued at $0.60 per share. The quarterly interest due January 1, 2006 of approximately $284,000 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. The quarterly interest due October 1, 2005 of approximately $345,000 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.

Convertible Debentures
     On September 15, 2005, we entered into a securities purchase agreement under which we sold our convertible, amortizing debentures in the aggregate principal amount of $2.0 million to four returning institutional investors. Under the terms of the agreement, we received approximately $1.2 million, net of original issue discounts of $570,000, a $200,000 finder’s fee and legal and accounting expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 952,381 three-year common stock purchase warrants exercisable at a price of $1.25 per share.
     The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that we subsequently issue securities at less than the conversion price then in effect. The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at our option, in cash, accompanied by a 10% premium, or in shares of its common stock at a 5% discount to market price (computed by reference to the volume weighted average price of our common stock during the five trading day period immediately preceding the amortization due date). We have the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.
     In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures.
     During the fiscal year ended June 30, 2006, we made cash payments aggregating $481,000 to the holders of these convertible debentures, which represented seven monthly installments, including the additional 10% premium for principal payments made in cash.
     Our debentures are also subject to acceleration in the event of our default under the debenture agreements, which events of default include, among others:
•	any default in our payment of the principal amount of the debentures or liquidated damages in respect of the debentures, when due and payable; or

•	our common stock is not eligible for quotation on or quoted for trading on a trading market and shall not again be eligible for and quoted or listed for trading thereon within five trading days.
     If any event of default occurs under the debentures, the full principal amount of the debentures, together with other amounts owing on the debentures, to the date of acceleration, shall become at the debenture holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any event of default that results in the acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.
Follow-On Registered Offering of Units
     We have filed a registration statement relating to a proposed underwritten offering of up to 67 million units consisting of one share of common stock and one common stock purchase warrant (not including up to an additional 10.05 million units that may be issued by us upon exercise of the underwriters’ over-allotment option). If this offering is completed, we intend to use the net proceeds we receive to redeem our Series J cumulative convertible preferred stock and make payment of dividends accrued thereon and permit Viragen International to redeem its Series C cumulative preferred stock and Series D cumulative preferred stock and make payment of dividends accrued thereon, make monthly principal payments, plus a 10% premium, on our outstanding convertible debentures, and quarterly interest payments on the outstanding balance or our convertible promissory notes with the balance of the net proceeds to pay for research and development activities, sales and marketing activities, administrative expenses and working capital needs. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 1A. Risk Factors — We may not have sufficient surplus to redeem our Series J cumulative convertible preferred stock or for Viragen International to redeem its Series C cumulative preferred stock or Series D cumulative preferred stock. Additionally, we may not have sufficient surplus or net profits to be able to pay dividends on such preferred stock.” We believe the net proceeds of this offering, if completed as contemplated and we raise the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007.

Payment of Dividends on and Redemption of Preferred Stock
     The payment of dividends will also depend on our ability to declare dividends under Delaware law. Dividends may only be paid out of “surplus,” as that term is defined in the Delaware General Corporation Law, or, in the event there is no surplus, out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of the net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets is impaired.
     Our ability to redeem the Series J cumulative preferred stock, and the ability of Viragen International to redeem its Series C cumulative preferred stock or Series D cumulative preferred stock, will generally depend upon the amount of surplus that each corporation possesses. Additionally, a corporation may redeem shares of its preferred stock by applying some or all of the capital represented by the shares being redeemed to the redemption so long as the assets of the corporation remaining after such reduction is sufficient to pay any debts of the corporation for which payment has not otherwise been provided.
Contractual Obligations
     Our significant contractual obligations for the next five years and thereafter as of June 30, 2006 are as follows:

		Payments due by period
		Less Than	1-3	3-5	More Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Convertible notes, including interest (1)	$13,878,000	$844,000	$13,034,000	$—	$—
Convertible debentures (2)	1,719,000	825,000	894,000	—	—
Long-term debt (3)	698,000	69,000	98,000	71,000	460,000
Dividends on Series J Cumulative Convertible Preferred Stock (4)	1,252,000	1,252,000	—	—	—
Operating leases (5)	3,538,000	1,115,000	1,456,000	858,000	109,000
Research and development agreements (6)	905,000	863,000	42,000	—	—
Officers and key employee agreements (7)	670,000	670,000	—	—	—
Insurance financing (8)	225,000	225,000	—	—	—
License fees (9)	250,000	250,000	—	—	—

Total contractual obligations	$23,135,000	$6,113,000	$15,524,000	$929,000	$569,000

(1)	Consists of outstanding principal balance on the June 2004 convertible notes. These notes mature on August 31, 2008 and accrue interest at 7% payable quarterly.

(2)	Consists of outstanding principal balance on the September 2005 convertible debentures. These debentures provide for 32 monthly amortization payments of $62,500 that commenced January 1, 2006, plus a 10% premium if the payments are made in cash instead of with shares of our common stock.

(3)	Long-term debt consists of a mortgage loan with a Swedish bank and equipment financing agreements in Scotland.

(4)	Includes dividends payable on Series J cumulative convertible preferred stock. The calculation of dividends payable assumes the Series J cumulative convertible preferred stock will be redeemed within one year of issuance. The redemption of the Series J cumulative convertible preferred is not reflected in the table.

(5)	Operating leases consist of facility and equipment lease agreements.

(6)	Research and development agreements include agreements related to our avian transgenic and monoclonal antibody projects.

(7)	Includes agreements entered into with officers and other key employees.

(8)	Short-term financing agreement for premium on corporate insurance policy.

(9)	License fees represent the annual license fee payable to Oxford BioMedica.

American Stock Exchange Notice
     We received a deficiency letter from the AMEX dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock and other securities, if approved for listing on AMEX, being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.
     In the event our common stock are delisted from AMEX, we would apply to have our common stock listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our common stock if it is not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our common stock were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.
     In addition, our outstanding convertible debt contains a provision that in the event our common stock is no longer traded on the AMEX, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their outstanding principal balance with related accrued interest. Given our current financial position, if our common stock was delisted from AMEX, and if the convertible debt holders were to request repayment, we would be unable to repay these amounts and would be in default under these agreements, which would significantly hamper our ability to raise additional capital to fund our ongoing operations.
Change in Filer Status
     Effective December 31, 2005, we computed our market capitalization in the manner prescribed by rules of the Securities and Exchange Commission. Based upon that computation, our public float was less than $50 million as of December 31, 2005. As a result, SEC rules provide that effective June 30, 2006, we no longer met the SEC’s definition of an “accelerated filer” and, based upon current SEC rules, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the requirement that we provide management’s report on the effectiveness of our internal controls over financial reporting in our annual reports on Form 10-K will be suspended until the earlier of our regaining accelerated filer status or our fiscal year ending June 30, 2008. As a result of this change in filer status, we experienced cost savings over prior year with respect to Section 404 compliance costs, including lower compliance related professional fees.

Results of Operations
Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
Product Sales
     For the fiscal year ended June 30, 2006, product sales totaled approximately $391,000 compared to approximately $279,000 for the fiscal year ended June 30, 2005. This increase in product sales was attributed to an increase in Multiferon® sales volume in Sweden and South Africa.
     We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have recognized minimal revenue from these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In most countries, product pricing and reimbursement authorization must also be approved before a drug product can be marketed.
     There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our products may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.
Cost of Sales
     Cost of sales totaled approximately $2.43 million for the fiscal year ended June 30, 2006 compared to approximately $2.61 million for the fiscal year ended June 30, 2005. This decrease in cost of sales was primarily attributed to decreased excess/idle capacity as a result of cost cutting measures while production levels were at a minimum. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the fiscal years ended June 30, 2006 and 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.
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
     During our fiscal year ended June 30, 2005, we recorded write-downs of our finished product inventory aggregating approximately $720,000. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

     The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record additional inventory write-downs, which would have an adverse impact on our results of operations.
Research and Development Costs
     Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, contracted research and development, equipment rentals, repairs and maintenance, utilities and research related travel. For the fiscal year ended June 30, 2006, research and development costs totaled approximately $4.60 million compared to approximately $4.96 million for the fiscal year ended June 30, 2005. Research and development expenses for the fiscal year ended June 30, 2005 reflect the reversal of a long-standing trade liability of approximately $182,000. Excluding the impact of this reversal, period over period research and development expenses were lower for the fiscal year ended June 30, 2006 due to a decrease in consulting fees for regulatory matters, contracted research and development and legal fees related to intellectual property.
     We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of Multiferon®, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate research and development costs to increase over the next 12 months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to generate licensing and sales revenue and to raise significant additional funding necessary to conduct and complete these trials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. For the fiscal year ended June 30, 2006, selling, general and administrative expenses totaled approximately $6.42 million compared to approximately $8.64 million for the fiscal year ended June 30, 2005. The decrease of approximately $2.22 million over the prior period was primarily attributed to a decrease in personnel related expenses, professional services incurred in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting fees, travel related expenses, consulting and legal fees.
     Our successful commercialization of Multiferon® will require additional marketing and promotional activities and planned clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operating activities.
     If we are unsuccessful in obtaining a licensing agreement related to the marketing of Multiferon® that provides for third-party marketing support, we anticipate that selling related expenses will increase over the next twelve months. This increase is expected due to the planned expansion of our Multiferon® sales and marketing efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the fiscal year ended June 30, 2006, amortization of intangible assets totaled approximately $157,000, compared to approximately $169,000 for the fiscal year ended June 30, 2005. The period over period decrease was due to the strengthening of the U.S. dollar against the Swedish Krona.

Interest Expense
     Interest expense for the fiscal year ended June 30, 2006 totaled approximately $4.71 million compared to approximately $5.65 million for the fiscal year ended June 30, 2005. For the fiscal year ended June 30, 2006, interest expense primarily represented interest expense on our June 2004 convertible notes and our September 15, 2005 convertible debentures. This interest expense was primarily comprised of principal interest totaling $1.07 million, of which approximately $258,000 was paid in cash and approximately $814,000 was settled through the issuance of approximately 1.6 million shares of our common stock, and non-cash interest expense related to the amortization of the discounts on these notes and debentures and related closing costs totaling approximately $3.54 million. For the fiscal year ended June 30, 2005, interest expense primarily represented interest expense on our June 2004 convertible notes consisting of principal interest totaling $1.40 million, of which $1.05 million was paid in cash and $350,000 was settled through the issuance of approximately 519,000 shares of our common stock, and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $4.16 million.
     Also included in interest expense was interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 5.75% to 7.92% at June 30, 2006 and an interest rate of 5.25% at June 30, 2005. Interest expense on these debt facilities for the fiscal year ended June 30, 2006 totaled approximately $42,000, compared to approximately $85,000 for the fiscal year ended June 30, 2005. This decrease was due to the repayment in September 2004 of one of our loans in Sweden and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden. Our line of credit in Sweden expired at the end of February 2006 at which time outstanding borrowings were paid in full.
Other Expense (Income), net
     The primary components of other expense (income), net, are interest earned on cash and cash equivalents and short-term investments, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency, gains or losses on the disposal of property, plant and equipment, and income generated from research and development support services provided by our Swedish subsidiary.
     Other expense, net, for the fiscal year ended June 30, 2006, totaled approximately $146,000 compared to other income, net, of approximately $1.54 million for the fiscal year ended June 30, 2005. During the fourth quarter of the fiscal year ended June 30, 2006, and as a result of our efforts to reduce our operating expenses by decreasing the amount of lease space utilized by our operations, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland. During the fiscal year ended June 30, 2006, we also earned less interest income compared to the fiscal year ended June 30, 2005 due to lower average cash balances during the period.
     Other income, net, for the fiscal year ended June 30, 2005 included a gain of approximately $596,000 recorded in December 2004 due to the remeasurement of the intercompany payable from Viragen (Scotland) Ltd. Our foreign exchange gains and losses arose from the remeasurement of British Pound denominated accounts and short-term investments.
Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the fiscal year ended June 30, 2006, our income tax benefit totaled approximately $44,000, which was the same as for the fiscal year ended June 30, 2005. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $413,000 as of June 30, 2006, all of which was related to our developed technology intangible asset acquired on September 28, 2001.

     Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2006, we had net operating loss carry-forwards of approximately $91.2 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2007 through 2026. Approximately $15.5 million of this amount will expire by the year 2012. These losses may be used to offset taxable income, if any, during those periods. At June 30, 2006, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $27.3 million and $19.2 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.
Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
Product Sales
     For the fiscal year ended June 30, 2005, product sales totaled approximately $279,000 compared to approximately $266,000 for the fiscal year ended June 30, 2004. This five percent increase in product sales of approximately $13,000 was attributed to an increase in sales of Multiferon® in Sweden and South Africa, which was partially offset by decreases in Indonesia and Mexico. Of the $279,000 in total product sales in our fiscal year ended June 30, 2005, approximately 70% occurred in the last two fiscal quarters.
Cost of Sales
     Cost of sales, which includes excess/idle production costs, totaled approximately $2.61 million for the fiscal year ended June 30, 2005 compared to approximately $2.05 million for the fiscal year ended June 30, 2004. The increases in cost of sales for the fiscal year ended June 30, 2005 was primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the fiscal year ended June 30, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the fiscal year ended June 30, 2004, the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden.
Inventory Write-down
     During the fiscal year ended June 30, 2005, we recorded write-downs of approximately $720,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, write-downs of the value of this inventory were deemed necessary.
Research and Development Costs
     For the fiscal year ended June 30, 2005, research and development costs totaled approximately $4.96 million compared to approximately $3.59 million for the fiscal year ended June 30, 2004. This increase of approximately $1.37 million was attributed to an increase in costs incurred related to our antibody projects totaling approximately $436,000, with the remainder due to an increase in consulting fees, licensing fees and other expenses related to Multiferon®. These increases were partially offset by the reversal of a long-standing trade liability of approximately $182,000 during the quarter ended December 31, 2004.
Selling, General and Administrative Expenses
     For the fiscal year ended June 30, 2005, selling, general and administrative expenses totaled approximately $8.64 million compared to approximately $7.37 million for the fiscal year ended June 30, 2004. This increase of approximately $1.27 million was primarily attributed to increases in personnel-related costs of approximately $667,000, consulting fees of approximately $60,000, and accounting fees of approximately $423,000, primarily associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 at our Florida headquarters.

Impairment of Goodwill
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. Due to a lack of significant revenues from Multiferon® and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue, operating profits and cash flows for the ViraNative reporting unit were lower than expected in our fiscal year ended June 30, 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.94 million was recognized in April 2005 on the ViraNative reporting unit.
Amortization of Intangible Assets
     Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the fiscal year ended June 30, 2005, amortization of intangible assets totaled approximately $169,000 compared to approximately $158,000 during the fiscal year ended June 30, 2004. This increase in amortization expense of approximately $11,000 was due to foreign exchange fluctuations.
Interest Expense
     Interest expense for the fiscal year ended June 30, 2005 totaling approximately $5.65 million primarily represented interest expense on our June 2004 convertible notes consisting of $1.40 million of principal interest, of which $1.05 million was paid in cash and $350,000 was settled through the issuance of approximately 519,000 shares of our common stock, and non-cash interest expense related to the amortization of the discounts on these notes and related closing costs totaling approximately $4.16 million.
     Interest expense for the fiscal year ended June 30, 2004 totaling approximately $7.39 million primarily represented interest expense on our April and June 2003 convertible debentures of approximately $6.74 million. Approximately $6.3 million of this amount represented non-cash interest expense, which was comprised of the amortization of the discounts on the debentures, which arose from detachable warrants and shares of common stock issued with the debentures, as well as the debentures’ beneficial conversion feature.
     Included in interest expense for the fiscal year ended June 30, 2004, was an adjustment to record non-cash interest expense totaling approximately $1.42 million as a result of the revaluation of warrants issued in connection with our April and June 2003 convertible debentures. At the time of issuance, the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered public accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, by using the contractual lives on the warrants, an additional discount of approximately $1.42 million would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements. This additional discount associated with the convertible debentures resulted in an understatement of our non-cash interest expense of approximately $436,000 in the quarter ended June 30, 2003 and $477,000 in the quarter ended September 30, 2003. After consideration of all of the facts and circumstances, we recognized the full amount of the prior period non-cash interest expense in the quarter ended December 31, 2003, as management believed it was not material to any period affected. Also, we recorded additional non-cash interest expense of approximately $509,000 in the quarter ended December 31, 2003 relating to this matter.

     Also included in interest expense is interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities had an interest rate of approximately 5.25% at June 30, 2005 and interest rates ranging from 5.25% to 9.30% at June 30, 2004. Interest expense on these debt facilities for the fiscal years ended June 30, 2005 and 2004 totaled approximately $85,000 and $165,000, respectively.
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
     Other income, net for the fiscal year ended June 30, 2005, totaled approximately $1.54 million compared to approximately $632,000 for the fiscal year ended June 30, 2004. This increase of approximately $906,000 was primarily attributed to an increase in interest earned on cash and cash equivalents and short-term investments and remeasurement gains on foreign exchange. Interest earned on cash and cash equivalents and short-term investments totaled approximately $441,000 for our fiscal year ended June 30, 2005 compared to approximately $115,000 for our fiscal year ended June 30, 2004. Remeasurement gains on foreign exchange totaled approximately $570,000 for our fiscal year ended June 30, 2005 compared to a loss of approximately $32,000 for our fiscal year ended June 30, 2004. These foreign exchange gains and losses arose from the remeasurement of British Pound denominated bank accounts and short-term investments to U.S. dollars as well as the remeasurement of a U.S. dollar denominated intercompany liability. During our fiscal year ended June 30, 2005, we recorded a gain of approximately $596,000 on the remeasurement of a liability to Viragen by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains were reclassifications from accumulated other comprehensive income.
Income Tax Benefit
     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the fiscal years ended June 30, 2005 and 2004, income tax benefit totaled approximately $44,000 and $44,000, respectively. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $457,000 as of June 30, 2005, all of which was related to our developed technology intangible asset acquired on September 28, 2001.
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

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of our fiscal year ended June 30, 2006, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was not impaired. During the fourth quarter of our fiscal year ended June 30, 2005, we completed our annual impairment review of our goodwill. That impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of our fiscal year ended June 30, 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation expense included in our consolidated statement of operations for our fiscal year ended June 30, 2006 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operation.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued options to purchase an aggregate of 843,000 shares to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. As no shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders, no measurement date can be established under SFAS No. 123(R). Accordingly, no stock-based compensation expense has been recognized in our consolidated statement of operations for our fiscal year ended June 30, 2006 in connection with this issuance of options. Following, and subject to stockholder approval of the Viragen 2006 Equity Compensation Plan, we will recognize the fair value of the options granted under the provisions of SFAS No. 123(R). The issuance of stock-based compensation requires the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our consolidated statement of operations. We intend to use the Black-Scholes valuation model and estimates consistent with those we have historically used for pro forma disclosures of stock-based compensation.

We account for our stock-based compensation arrangements with non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and related guidance, including Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Convertible debt and equity issued with stock purchase warrants. Viragen accounts for the issuance of and modifications to its convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The determination of the relative fair value of the components of our convertible debentures issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense. In addition, the accounting guidance for these transactions is highly complex and evolving. Future interpretations of the existing guidance or newly issued guidance in this area could require us to change our accounting for these transactions.

•	Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Off Balance Sheet Arrangements
     Under SEC regulations, we are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:
•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholders’ (deficit) equity in our statement of financial position; and

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.
     As of the date of this annual report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States.
Recent Accounting Pronouncements
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

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our financial position and results of operations is not known at this time.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning July 1, 2007. We believe the adoption of FIN No. 48 will not have a material effect on our consolidated financial statements.

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
Foreign Currency Exchange Risk
     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our consolidated balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other income.
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
     Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. As of June 30, 2006, the British Pound and Swedish Krona strengthened against the U.S. dollar by approximately 0.6% and 6.5%, respectively, compared to June 30, 2005.
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
     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of June 30, 2006.

Item 8. Financial Statements and Supplementary Data
     Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Disclosure Controls Evaluation and Related CEO and CFO Certifications
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
     Attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Item 9A, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.
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

Conclusions
     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that (a) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
     There has been no change in our internal control over financial reporting (as defined in Rules 13A-15(f) of the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant

			Served as
			Officer and/or
Name	Age	Position with the Company	Director Since	Class
Charles A. Rice	55	Chief Executive Officer	2004
		President	2004
		Director	2004	A
Dennis W. Healey	58	Chief Financial Officer	1980
		Treasurer	1980
		Executive Vice President	1993
		Secretary	1994
Carl N. Singer	90	Chairman of the Board	1997	C
Randolph A. Pohlman	61	Director	2003	B
Robert C. Salisbury	62	Director	1998	A
Charles J. Simons	88	Director	1998	A
Nancy A. Speck	51	Director	2005	B
C. Richard Stafford	70	Director	2003	C
Nicholas M. Burke	34	Vice President	2004
		Controller	2001
     On February 28, 1997, we amended our Certificate of Incorporation and established a classified board of directors commencing with the 1997 annual meeting of stockholders. Following that meeting, we divided directors into three subclasses consisting of class A, class B and class C. The initial term of the class A directors expired after the 1998 annual meeting of stockholders, the term of the class B directors initially expired after the 1999 annual meeting of stockholders; and the term of the class C directors initially expired after the 2000 annual meeting of stockholders.
     Each director holds office for a three-year term expiring at the annual meeting of stockholders held three years following the annual meeting at which he or she was elected. At each annual meeting of stockholders, a slate of directors selected by the board of directors will stand for election to serve as directors of the respective class whose term has expired. Terms of our directors expire as follows:
•	class A — at our 2007 annual meeting of stockholders;

•	class B — at our 2008 annual meeting of stockholders; and

•	class C — at our 2006 annual meeting of stockholders.
     In March 2004, Charles A. Rice was appointed our president and chief executive officer and director of our board. In March 2005, Mr. Rice was appointed president and chief executive officer and director of Viragen International, Inc. From January 2003 to September 2003, Mr. Rice served as group president of KV Pharmaceutical Company, a pharmaceutical company that develops, manufactures and markets and acquires technology-distinguished branded and generic/non-branded prescription pharmaceutical products, with responsibility for commercial activities. From August 1992 to November 2002, Mr. Rice served as president and chief executive officer of Dey, Inc., a division of Germany’s Merck KGaA, where he developed and implemented strategies to create a rapidly growing and profitable business. Mr. Rice has a degree in Biology from Georgia College and extensive business education and experience through training and coursework at a variety of domestic and international universities, in addition to continuous participation in industry organizations.
     Dennis W. Healey is a certified public accountant. He has served as our chief financial officer and treasurer since 1980. He was appointed our executive vice president in 1993 and secretary in 1994. Mr. Healey is also executive vice president, treasurer, secretary and a director of Viragen International, Inc.

     Carl N. Singer was elected a director of our board in August 1997 and currently serves as chairperson of our board of directors and chairperson of our executive committee. Since 1981, Mr. Singer has served as chairperson of Fundamental Management Corporation, a Florida-based institutional investment company. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company. Mr. Singer also serves as chairperson of the board of Viragen International, Inc.
     Randolph A. Pohlman, PhD., was appointed to our board of directors in December 2003. He currently serves as a member of our executive and audit and finance committees. Since 1995, Dr. Pohlman has served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University. Prior to his arrival at Nova Southeastern University, Dr. Pohlman served as a senior executive at Koch Industries, the second-largest privately held company in the United States from 1990 to 1995. Prior to his tenure at Koch Industries, Dr. Pohlman was associated with Kansas State University, where he served for fourteen years in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles in 1983, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania.
     In March 2004, upon the appointment of Mr. Rice as president and chief executive officer, Robert C. Salisbury resigned his positions as our president and chief executive officer, positions he had held since January 2003. Mr. Salisbury has been a director of our board since December 1998 and serves as chairperson of our nominating and governance committee and as a member of our audit and finance and compensation committees. From 1974 to 1995, Mr. Salisbury was employed by the Upjohn Company serving in several financial related positions. These positions included manager of cash management, internal control and corporate finance from 1975 to 1981. He also served as a vice president from 1985 to 1990, senior vice president from 1991 to 1994, and executive vice president for finance and chief financial officer from 1994 to 1995. Following the merger of Pharmacia and Upjohn, Inc. in 1995, Mr. Salisbury served as executive vice president and chief financial officer until 1998. Mr. Salisbury also serves as a director of Enzon Pharmaceuticals, Inc., a biopharmaceutical company, and a director of Fundamental Management Corporation, a Florida-based institutional investment company.
     Charles J. Simons was elected a director of our board in July 1998. He currently serves as chairperson of our audit and finance committee and as a member of our executive and nominating and governance committees. Mr. Simons is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as vice chairman, executive vice president and as a director. Mr. Simons is the vice-chairman of the board of G.W. Plastics, Inc., a plastic manufacturer. Mr. Simons is also a director of Diasa, Inc. and Renal CarePartners, Inc.
     On February 7, 2005, our board of directors of Viragen appointed Professor Nancy A. Speck, Ph.D. as a director. Dr. Speck also serves as a member of our nominating and governance committee. Dr. Speck is a distinguished professor and researcher in the field of cancer at Dartmouth Medical School and holds the James J. Carroll Chair in Oncology. Dr. Speck moved to Dartmouth Medical School in 1989 as an Assistant Professor. She is currently a Professor of Biochemistry, the Associate Director for Basic Science at the Norris Cotton Cancer Center at Dartmouth and holds the prestigious James J. Carroll Chair in Oncology.
     C. Richard Stafford was appointed to our board of directors in June 2003. He currently serves as a member of our audit and finance committee and chairperson of our compensation committee. Since 2001, Mr. Stafford has served on the boards of directors of several companies. He currently serves as a director of Derma Sciences, Inc., a manufacturer and supplier of wound and skin care products. From 1977 to 2001, Mr. Stafford was vice president responsible for worldwide mergers and acquisitions for Carter-Wallace, Inc., a former New York Stock Exchange listed international pharmaceutical, diagnostics, and toiletries company. From 1974 to 1977, Mr. Stafford was president of Caithness Corporation, an oil, gas and mineral exploration firm. From 1971 to 1974, he served as a vice president of corporate finance at the global investment banker, Bear Stearns. Mr. Stafford also served as director of corporate development of the Bristol-Myers Company from 1966 to 1971, and as an associate at Milbank, Tweed, Hadley & McCloy from 1960 to 1965. He is a cum laude graduate of Harvard College and a graduate of Harvard Law School.

     Nicholas M. Burke is a certified public accountant and joined us as our controller in October 2001. He was appointed vice president in March 2004. Prior to joining us, Mr. Burke served as corporate controller of SmartDisk Corporation, a computer peripherals technology company, from October 1999 to October 2001. From September 1994 until September 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, our independent registered public accounting firm, concentrating his practice in the computer technology and biotechnology industries.
     There is no family relationship between any of the officers and directors.
     During the fiscal year ended June 30, 2006, our board of directors met on ten occasions.
     We have not adopted a formal policy on board members’ attendance at our annual meetings of stockholders, although all board members are encouraged to attend. Randolph A. Pohlman, Charles A. Rice, Robert C. Salisbury and C. Richard Stafford attended our 2005 annual meeting of stockholders.
Committees of the Board of Directors
     Our board of directors has established an executive committee, an audit and finance committee, a compensation committee and a nominating and governance committee. All committees operate under a written charter adopted by the board of directors. The following table identifies the members of our board of directors who serve on each of those committees.

Nominating and
		Audit and Finance	Compensation	Governance
Name	Executive Committee	Committee	Committee	Committee
Carl N. Singer	X*
Randolph A. Pohlman	X	X
Robert C. Salisbury		X	X	X*
Charles J. Simons	X	X*		X
Nancy A. Speck				X
C. Richard Stafford		X	X*

*	Chairperson
Audit and Finance Committee
     Our audit and finance committee was organized as a separately designated committee of our board of directors in February 1998. Each member of our audit and finance committee is “independent” within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934 and satisfies the independence standards of Section 121A of the Rules of the American Stock Exchange.
     The role of our audit and finance committee is to assist our board of directors in monitoring (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the independent registered public accounting firm’s qualifications, independence, and fees, (d) the development, implementation and performance of our internal control function and (e) the performance of our independent registered public accounting firm. Our audit and finance committee is also charged with selecting on an annual basis our independent registered public accounting firm.
Audit Committee Financial Expert
     Our board of directors has determined that our “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K is Charles J. Simons. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the company’s financial statements, (d) understands internal control over financial reporting and (e) understands audit committee functions.

     An “audit committee financial expert” may qualify as such through: education and experience as a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or, other relevant experience.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of the information described in Item 405 of Regulation S-K, no director, officer or beneficial owner of more than 10% of Viragen’s common stock failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2006.

Item 11. Executive Compensation
     The following table includes information for the last three fiscal years concerning the compensation of (a) Viragen’s chief executive officer during our fiscal year ended June 30, 2006 (“CEO”), regardless of compensation level; (b) Viragen’s four most highly compensated executive officers other than the CEO who were serving as executive officers as of June 30, 2006, whose total annual salary and bonus is $100,000 or more; and (c) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (b), but for the fact that the individual was not serving as an executive officer as of June 30, 2006.
Summary Compensation Table

				Long- Term
				Compensation
				Awards
		Annual		Securities
		Compensation		Underlying
	Fiscal			Options/SARs
Name and Principal Position	Year	Salary ($)	Bonus ($)	(#)
Charles A. Rice	2006	$300,000	$—	150,000
CEO, President and Director	2005	300,000	—
	2004	78,750	—	150,000

Dennis W. Healey	2006	$210,000	—	100,000
Executive V.P., CFO,	2005	205,000	—
Secretary and Treasurer	2004	200,000	35,000

Nicholas M. Burke	2006	$145,000	—	75,000
V.P. and Controller	2005	145,000	20,000
	2004	120,000	—	20,000
Employment Agreements
     Executive officers are appointed annually and, except to the extent governed by employment contracts, serve at the discretion of the board of directors.
     In March 2004, Charles A. Rice was appointed president and chief executive officer. Mr. Rice entered into a three year employment agreement with Viragen. Following the initial three-year term, the agreement is automatically extended for an additional year on each anniversary unless either party provides at least ninety days notice of their intent not to extend. The agreement provides for a base salary of $300,000 per year and an incentive bonus. The incentive bonus is based upon performance and achievement of agreed standards, including achievement of targeted Multiferon® sales levels, international Multiferon® marketing milestones, including licensing agreements, and qualitative performance evaluations. The incentive bonus program is reevaluated by the board of directors each calendar year. In calendar 2006, the board of directors recommended an annual incentive bonus, which if targeted milestones are achieved, will not be less than $75,000. Mr. Rice also was granted options to purchase 150,000 shares of our common stock, exercisable at $2.10 per share for a five year period from their vest date. These options vest as follows:
•	50,000 upon the effective date of the employment agreement;

•	50,000 upon the first anniversary of the effective date;

•	25,000 when, and if, the volume weighted average price of our common stock trades at or above $5.00 per share for thirty consecutive trading days;

•	25,000 when, and if, the volume weighted average price of our common stock trades at or above $10.00 per share for thirty consecutive trading days; and

•	with regard to the 50,000 price based vesting, in their entirety upon the tenth anniversary of the effective date.

     Mr. Healey serves as executive vice president, chief financial officer, secretary and treasurer of Viragen. On March 1, 2001, Mr. Healey entered into a two year employment agreement. Following the initial two year term, the agreement was and will continue to be automatically extended for one additional year on each anniversary unless either party provides at least 90 days notice of their intent not to renew. Under this agreement, Mr. Healey currently receives an annual salary of $210,000. Mr. Healey is entitled to participate in all employee benefit programs generally available to all employees. In the event Mr. Healey’s employment is terminated without cause, he is entitled to receive the greater of two years compensation and benefits or compensation and benefits through the remainder of the employment term under the agreement.
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
     In October 2001, Mr. Burke joined Viragen as Controller. Upon his employment, Mr. Burke entered into a two year employment agreement, which currently provides for an annual salary of $145,000. Following the initial two year term of his employment agreement, the agreement was and will continue to be automatically extended for one additional year on each anniversary unless either party provides at least 90 days notice of their intent not to extend. Mr. Burke is entitled to participate in all employee benefit programs generally available to all employees. In the event Mr. Burke’s employment is terminated without cause, he is entitled to receive the greater of two years compensation and benefits or compensation and benefits through the remainder of the employment term under the agreement.

Option/SAR Grants in Last Fiscal Year
     The following table includes information as to the grant of options to purchase shares of our common stock during our fiscal year ended June 30, 2006 to each person named in the Summary Compensation Table.

	Individual Grants				Potential
					Realized Value at
					Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term (1)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%
Charles A. Rice	75,000	8.9%	$0.57	4/7/11	$11,811	$26,099
Charles A. Rice	75,000	8.9	0.57	4/7/12	14,539	32,894
Dennis W. Healey	50,000	5.9	0.57	4/7/11	7,874	17,400
Dennis W. Healey	50,000	5.9	0.57	4/7/12	9,693	21,989
Nicholas M. Burke	37,500	4.4	0.57	4/7/11	5,906	13,050
Nicholas M. Burke	37,500	4.4	0.57	4/7/12	7,270	16,492

(1)	This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercise of stock options will depend on the future performance of our common stock.
Option Exercises and Holdings
     The following table includes information as to the exercise of options to purchase shares of our common stock during our fiscal year ended June 30, 2006 by each person named in the Summary Compensation Table and the unexercised options held as of June 30, 2006.
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at FY End (#)		Options at FY End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Rice	—	$—	175,000	125,000	$—	$—
Dennis W. Healey	—	—	92,500	50,000	—	—
Nicholas M. Burke	—	—	70,000	37,500	—	—
Director Compensation
     In March 2004, the board of directors approved and implemented a modified structure for non-employee director compensation. Compensation received by individual directors may vary depending upon committee membership and participation and number of meetings attended. The approved fees provide:
•	Attendance fee per meeting of the board of directors: $1,500

•	Audit and finance committee:
°	Chairperson annual retainer — $10,000

°	Committee member annual retainer — $5,000

°	Attendance fee per meeting — $750

•	Executive committee, nominating and governance committee and compensation committee:
°	Chairperson of the nominating and governance committee and compensation committee annual retainer — $5,000

°	Committee member annual retainer — $2,500

°	Attendance fee per meeting — $750
     All attendance fees are reduced by one-half for telephonic attendance.
     Commencing in March 2000, Mr. Carl N. Singer receives $100,000 per year for his services as chairperson of the board of directors and chairperson of the executive committee. He receives no other director fees.
     On April 7, 2006, each non-employee director received 33,000 options to purchase shares of our common stock under our 2006 Equity Compensation Plan. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. No shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting.
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
1997 Amended Stock Option Plan
     On January 27, 1997 the board of directors adopted, subject to approval by the stockholders, a stock option plan called the 1997 Stock Option Plan. Viragen stockholders ratified the 1997 Stock Option Plan at the annual meeting held on February 28, 1997. On April 24, 1998 the board of directors adopted, subject to ratification by the stockholders, an amendment to the 1997 Stock Option Plan. This amendment reserved an additional 100,000 shares of common stock for issuance under the plan. On July 31, 1998, the stockholders ratified this amendment to the 1997 Stock Option Plan. This amendment brought the total shares reserved under the 1997 Stock Option Plan to 400,000 shares. As of June 30, 2006, there were 158,676 shares available under the 1997 Stock Option Plan.
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
2006 Equity Compensation Plan
     On April 7, 2006 the board of directors adopted, subject to the approval of the stockholders, the 2006 Equity Compensation Plan, or 2006 Plan. The board of directors reserved 4 million shares of common stock under the 2006 Plan. The Plan is administered by the compensation committee, the board of directors or a committee designated by the board.
     The 2006 Plan provided for the grant of (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock Awards and (d) Other Stock Based Awards.
     Stock options granted under the 2006 Plan may be either Incentive Stock Options or Nonqualified Stock Options. Any Incentive Stock Option granted under the 2006 Plan must qualify with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. No stock option granted under the 2006 Plan may be granted at less than 100% of the fair market value of the Company’s common stock on the date of grant; provided, however, that the exercise price of an Incentive Stock Option grant to a 10% or larger stockholder can not be less than 110% of the fair market value on the grant date. All Incentive Stock Options must be exercised within ten years of the date of grant or within five years in the case of a 10% or larger stockholder.
     Stock options granted under the 2006 Plan may be exercised in whole or in part any time during the term of the stock option following written notice to the Company accompanied by payment in full of the purchase price, which shall be in cash or, if provided in an individuals grant agreement, either in shares of common stock (including restricted stock or other contingent awards under the 2006 Plan) or partly in cash and partly in common stock, or other means the board of directors or its designee may determine that is consistent with the 2006 Plan’s purpose and applicable law.

     Except as may be provided in an individual grant agreement, no stock option granted may be transferred by the holder other than by will or by the laws of distribution, and all stock options granted must be exercised by the option holder during his or her lifetime or, to the extent of legal incapacity or incompetency, by the holders legal guardian or legal representative. If a holder terminates by reason of disability, unless otherwise provided on the holders agreement, the stock option shall automatically terminate, except any vested portion of the grant shall be exercisable for a period of one year or expiration of the stated term of the grant, whichever is shorter. If the holders employment is terminated for any reason other than death of disability, the stock option will automatically terminate unless employment was terminated by the Company without cause or due to normal retirement, then the vested portion of the grant at the date of termination may be exercised for the lesser of three months from termination or the balance of the stock option term.
     The board of directors or its designee may grant Stock Appreciation Rights to 2006 Plan participants who have been or are being granted stock options as a means to allow the participants to exercise their stock options without the need to pay the exercise price in cash. In the case of an Incentive Stock Option, the Stock Appreciation Right must be granted at the time of the stock option grant. Stock Appreciation Rights may be exercised only if provided in an individuals grant agreement and by surrendering the applicable portion of their related stock option. Upon the exercise and surrender, the holder shall be entitled to receive a number of shares of common stock equal to the stock appreciation value divided by the fair market value of the common stock on the date exercised.
     The 2006 Plan provides for the grant of Restricted Stock Awards either above or in addition to other awards under the plan. Restricted stock granted under the 2006 Plan shall constitute issued and outstanding common stock for corporate purposes. The holders of the restricted stock have the right to vote their shares and retain cash dividends, if any, and exercise all rights and privileges of a holder of the common stock with the exception that:
•	the holder is not entitled to physical delivery of the stock certificates until the restriction period has expired and all other vesting requirements have been fulfilled;

•	the Company shall retain custody of the stock certificates during the restriction period;

•	other than regular cash dividends, the Company will retain custody of all distributions;

•	a breach of any restrictions, terms or conditions contained in the 2006 Plan or established by the board of directors will cause forfeiture of the restricted stock and any related retained distributions.
     Unless otherwise terminated by the board of directors, the 2006 Plan shall continue to remain effective until the earlier of ten years or until no further awards may be granted and all awards granted under the 2006 Plan are no longer outstanding.
     On April 7, 2006, our board of director issued options to purchase an aggregate of 843,000 shares to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of grant and the remaining half upon the first anniversary of the date of grant. No shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting. As of June 30, 2006, there were 3,157,000 shares of common stock available under the 2006 Plan.
Compensation Committee Interlocks and Insider Participation
     No member of our compensation committee during the last completed fiscal year: (a) was an officer or employee of Viragen or any of its subsidiaries, (b) was formerly an officer or employee of Viragen or any of its subsidiaries, or, (c) had any relationship requiring disclosure by Viragen under any paragraph of Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table shows certain information known to us regarding Viragen’s common stock beneficially owned at September 22, 2006, by:
•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen’s common stock;

•	each of Viragen’s directors;

•	each of Viragen’s named executive officers, as such term is defined in Item 402(a)(3) of Regulation S-K; and

•	all officers and directors as a group.
     Under federal securities law, a person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within 60 days. Beneficial ownership may also attribute shares owned of record by one person to another person, such as the record holder’s spouse, minor children, corporation or other business entity. As of September 22, 2006, there were 47,726,773 shares of Viragen common stock, the sole outstanding class of voting securities, outstanding. Except as otherwise indicated, we have been informed that the persons identified in the table have sole voting and dispositive power with respect to their shares.
     This table does not give effect to the issuance of up to 33,156,248 shares that would be issued in the event outstanding options and warrants are exercised and upon the conversion of convertible notes, convertible debentures or preferred stock, except to the extent beneficial ownership of shares attributable to the named person in accordance with Securities and Exchange Commission rules.

Name of Beneficial Owner	Number of Shares Beneficially Owned
	Total
	Beneficial	Shares Currently	Shares Acquirable	Percent
	Ownership	Outstanding	Within 60 Days	of Class
Charles A. Rice (1)	325,000	100,000	225,000	*
Randolph A. Pohlman (2)	20,612	1,112	19,500	*
Robert C. Salisbury (3)	55,250	20,500	34,750	*
Charles J. Simons (4)	37,697	19,447	18,250	*
Carl N. Singer (5)	386,519	353,185	33,334	*
Nancy A. Speck (6)	19,000	—	19,000	*
C. Richard Stafford (7)	119,500	100,000	19,500	*
Dennis W. Healey (8)	195,065	102,565	92,500	*
Nicholas M. Burke (9)	70,000	—	70,000	*
Officers and Directors as a group (9 persons) (10)	1,228,643	696,809	531,834	2.5%
Alexandra Global Master Fund Ltd. (11)	4,831,860	154,672	4,677,188	9.2%

*	less than 1%

(1)	Includes 225,000 shares subject to options either currently exercisable or exercisable by Mr. Rice within 60 days of September 22, 2006.

(2)	Includes 19,500 shares subject to options either currently exercisable or exercisable by Dr. Pohlman within 60 days of September 22, 2006.

(3)	Includes 34,750 shares subject to options either currently exercisable or exercisable by Mr. Salisbury within 60 days of September 22, 2006.

(4)	Includes 18,250 shares subject to options either currently exercisable or exercisable by Mr. Simons within 60 days of September 22, 2006.

(5)	The beneficial ownership attributed to Carl N. Singer includes 279,635 shares of common stock held by various limited partnerships for which Fundamental Management Corporation serves as the general partner. Mr. Singer serves as the chairperson of Fundamental Management Corporation. Also, includes 19,500 shares subject to options either currently exercisable or exercisable by Mr. Singer within 60 days of September 22, 2006.

(6)	Includes 19,000 shares subject to options either currently exercisable or exercisable by Dr. Speck within 60 days of September 22, 2006.

(7)	Includes 19,500 shares subject to options either currently exercisable or exercisable by Mr. Stafford within 60 days of September 22, 2006.

(8)	Includes 92,500 shares subject to options either currently exercisable or exercisable by Mr. Healey within 60 days of September 22, 2006.

(9)	Includes 70,000 shares subject to options either currently exercisable or exercisable by Mr. Burke within 60 days of September 22, 2006.

(10)	Includes 417,174 shares held directly, 279,635 shares held indirectly and 531,834 shares subject to options either currently exercisable or exercisable within 60 days of September 22, 2006.

(11)	Includes 154,672 shares held, 3,333,334 shares underlying convertible notes dated June 18, 2004 (or warrants that might be issued upon redemption of the notes) and 1,343,854 shares underlying common stock purchase warrants issued in connection with the purchase agreement governing the notes dated June 18, 2004, as amended. The address of Alexandra Global Master Fund Ltd., a British Virgin Islands company, is Citco Building, Wickam Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands. Alexandra Investment Management, LLC, a Delaware limited liability company, whose address is 767 Third Avenue, 39th Floor, New York, New York 10017, serves as investment adviser to Alexandra Global Master Fund Ltd. By reason of such relationship, Alexandra Investment Management LLC may be deemed to share voting and dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund Ltd. Alexandra Investment Management LLC disclaims beneficial ownership of such shares of common stock. Messrs. Mikhail A. Filimonov and Dimitri Sogoloff are managing members of Alexandra Investment Management LLC. By reason of such relationships, Messrs. Filimonov and Sogoloff may be deemed to share voting and dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund Ltd. Messrs. Filimonov and Sogoloff disclaim beneficial ownership of such shares of common stock. Based in part on a Schedule 13G/A filed with the SEC on February 14, 2006.
EQUITY COMPENSATION PLAN INFORMATION
     The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2006.

(a)
	Number of		(c)
	securities to be	(b)	Number of securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity compensation
	options, warrants,	options, warrants,	plans (excluding securities
Plan category	and rights	and rights	reflected in column(a))
Equity compensation plans approved by security holders (1)	296,783	$4.46	158,676
Equity compensation plans not approved by security holders (2)	850,500	0.91	3,157,000

Total	1,147,283	$1.83	3,315,676

(1)	Consists of our 1995 and 1997 Stock Option Plans.

(2)	Includes our 2006 Equity Compensation Plan. No shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting. Also includes (a) 2,500 warrants issued to a strategic partner exercisable at $110 per share, which expired in August 2006 and (b) 5,000 warrants issued to a consultant, exercisable at $5.00 per share (as to 2,500 warrants) and $1.10 per share (as to 2,500 warrants), expiring on various dates from August 2007 through February 2009.

Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accounting Fees and Services
     The following table presents fees for professional services rendered by Ernst & Young LLP for the fiscal years ended June 30, 2006 and 2005.

	June 30,
	2006	2005
Audit fees	$447,000	$596,000
Audit-related fees	—	—
Tax fees	56,000	82,000
All other fees	—	—

Total	$503,000	$678,000

     Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, including Sarbanes-Oxley Section 404 attest services for our fiscal year ended June 30, 2005, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings and consents and other services related to SEC matters. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements.
     Audit-related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and not included under audit fees.
     Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.
Pre-Approval Policy
     In April 2004, we implemented our Audit and Non-Audit Services Pre-Approval Policy. This policy conforms to guidelines established under the Sarbanes-Oxley Act of 2002 and is administered by the audit and finance committee. The policy provides that the audit and finance committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that they do not impair their independence. Our policy provides for both general pre-approval and specific pre-approval guidelines. The policy states that unless a type of service has received general pre-approval, it will require specific pre-approval by the audit and finance committee if it is to be provided by our independent registered public accounting firm. For our fiscal years ended June 30, 2006 and 2005, all of the services under the category “Tax fees” described above were pre-approved by the audit and finance committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Financial Statements
     See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.
     (a)(2) Financial Statement Schedules
     All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.
     (a)(3) Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).
3.2	Certificate of Amendment of Certificate of Incorporation dated September 11, 1986 (incorporated by reference to Viragen’s registration statement on Form S-2 dated October 24, 1986, File No. 33-9714).
3.3	Certificate of Amendment of Certificate of Incorporation dated April 8, 1987 (incorporated by reference to Viragen’s Form 8-K dated April 17, 2000, filed on April 13, 2000).
3.4	Certificate of Amendment of Certificate of Incorporation dated May 11, 1993 (incorporated by reference to Viragen’s Form 8-K dated April 17, 2000, filed on April 13, 2000).
3.5	Certificate of Amendment of Certificate of Incorporation dated February 28, 1997 (incorporated by reference to Viragen’s Form 8-K dated April 17, 2000, filed on April 13, 2000).
3.6	Certificate of Amendment of Certificate of Incorporation dated July 2, 1997 (incorporated by reference to Viragen’s Fort 8-K dated April 17, 2000, filed on April 13, 2000).
3.7	Certificate of Amendment of Certificate of Incorporation dated October 4, 1999 (incorporated by reference to Viragen’s Form 8-K dated April 17, 2000, filed on April 13, 2000).
3.8
Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001 (incorporated by reference to Viragen’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2001).

3.9
Certificate of Amendment to Certificate of Incorporation dated February 3, 2003 (incorporated by reference to Viragen’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003).

3.10	Certificate of Amendment to Certificate of Incorporation dated June 25, 2003 (incorporated by reference to Viragen’s registration statement on Form S-3 dated June 26, 2003, File No. 333-106536).
3.11	Certificate of Amendment to Certificate of Incorporation dated June 15, 2004 (incorporated by reference to Viragen’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).
3.12
Certificate of Amendment to Certificate of Incorporation dated December 15, 2005 (incorporated by reference to Viragen’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

3.13	Amended and Restated Bylaws of Viragen, Inc. (incorporated by reference to Exhibit 3.1 of Viragen’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2005)
4.1	Form of common Stock Certificate (incorporated by reference to Viragen’s registration statement on Form S-1 dated June 8, 1981, File No. 2-72691).
4.2	Certificate of Designation for Series A Preferred Stock, as amended (incorporated by reference to 1986 Form S-2, Part II, Item 16, 4.4).
4.3	Specimen Certificate for Unit (Series A Preferred Stock and Class A Warrant) (incorporated by reference to 1986 Form S-2, Part II, Item 15.

Exhibit
Number	Description
4.4	1995 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement on Form S-8 filed June 9, 1995).
4.5	1997 Stock Option Plan (incorporated by reference to Viragen’s Registration Statement of Form S-8 filed April 17, 1998).
4.6
Certificate to set forth Designations, Preferences, and Rights of Series J 24% Cumulative Convertible Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 4.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006).

4.7	Viragen, Inc. 2006 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2006).
10.1	Royalty Agreement between Viragen, Inc. and Medicore, Inc. dated November 7, 1986 (incorporated by reference to Viragen’s November 1986 Form 8-K, Item 7(c)(i)).
10.2	Amendment to Royalty Agreement between Viragen, Inc. and Medicore, Inc. dated November 21, 1989 (incorporated by reference to Viragen’s Form 8-K dated December 6, 1989, Item 7(c)(i)).
10.3	Amendment No. 2 to the Royalty Agreement between Viragen, Inc. and Medicore, Inc. dated May 11, 1993 (incorporated by reference to Viragen’s June 30, 1993 Form 10-K, Part IV, Item 14(a)(10)(xix)).
10.4
Development, License and Collaborative Agreement between Roslin Institute (Edinburgh) and Viragen, Inc. dated November 15, 2000 (incorporated by reference to Viragen’s Form S-3 registration statement filed December 29, 2000, File No. 333-52996).

Exhibit
Number	Description
10.5
Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001 (incorporated by reference to Viragen’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.6
Agreement for the Acquisition of BioNative AB between Hakan Borg and others, Viragen (Europe) Limited and Viragen, Inc. dated September 28, 2001 (incorporated by reference to Viragen (Europe) Limited’s Annual Report on Form 10-K filed September 28, 2001).

10.7
Securities Purchase Agreement, Convertible Debentures, Common Stock Purchase Warrants and Registration Rights Agreement dated January 11, 2002 (incorporated by reference to Viragen’s Form 8-K dated January 15, 2002).

10.8	Supply and Distribution agreement between Viranative AB and Laboratorios Pisa, S.A. dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed February 14, 2003)
10.9
Securities Purchase Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on November 26, 2002, File No. 333-101480)

10.10	Form of Convertible Debenture (incorporated by reference to Viragen, Inc.’s Form S-3 filed on November 26, 2002, File No. 333-101480)
10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Viragen, Inc.’s Form S-3 filed on November 26, 2002, File No. 333-101480)
10.12
Registration Rights Agreement dated November 8, 2002, between Viragen, Inc., Palisades Equity Fund, L.P., Bristol Investment Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form S-3 filed on November 26, 2002, File No. 333-101480)

10.13
Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.14
Form of Secured Convertible Debenture for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.15
Form of Stock Purchase Warrant for Securities Purchase Agreement dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.16
Registration Rights Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.17
First Amendment dated February 27, 2003 to the Securities Purchase Agreement dated January 31, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd., Alpha Capital AG, Brivis Investment, Ltd. and Castlerigg Master Investments Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

Exhibit
Number	Description
10.18
Secured Convertible Debenture between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.19
Secured Convertible Debenture between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.20
Stock Purchase Warrant between Viragen, Inc. and Palisades Equity Fund L.P. dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.21
Stock Purchase Warrant between Viragen, Inc. and Alpha Capital AG dated February 28, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on March 4, 2003, File No. 333-103593)

10.22
Consulting Agreement between Viragen, Inc. and Gerald Smith dated January 31, 2003 (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.23
Common Stock Purchase Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.24
Registration Rights Agreement dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.25
Form of Common Stock Purchase Warrant dated March 31, 2003, between Viragen, Inc., and Talisman Management Limited. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.26
Securities Purchase Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.27
Form of Secured Convertible Debenture for Securities Purchase Agreement dated April 16, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.28
Form of Stock Purchase Warrant for Securities Purchase Agreement dated April 16, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.29
Registration Rights Agreement dated April 16, 2003, between Viragen, Inc., Palisades Equity Fund, L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.30
Additional Funding Agreement dated May 8, 2003, between Viragen, Inc., Palisades Equity Fund L.P., Crescent International Ltd. and Alpha Capital AG. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003)

10.31
Additional Funding Agreement dated May 13, 2003 between Viragen, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on May 30, 2003, File No. 333-105668)

10.32
Secured Promissory Note dated August 6, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.33
Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

Exhibit
Number	Description
10.34
Form of Stock Purchase Warrant for Amendment to 8% Secured Promissory Note dated November 22, 2002 between Viragen, Inc. and Isosceles Fund Limited (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on June 26, 2003, File No. 333-106536)

10.35
Securities Purchase Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.36
Form of Secured Convertible Debenture for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.37
Form of Stock Purchase Warrant for Securities Purchase Agreement dated June 27, 2003 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.38
Registration Rights Agreement dated June 27, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.39
Letter dated June 1, 2003 between Viragen, Inc., Palisades Equity Fund LP, Alpha Capital AG, Crescent International Ltd., Bristol Investment Fund, Ltd. and Gryphon Master Fund, LP (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 18, 2003, File No. 333-107176)

10.40
Addendum to employment agreement with Dennis W. Healey dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.41
Addendum #2 to employment agreement with Dennis W. Healey dated March 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.42
Addendum to employment agreement with Douglas D. Lind, M.D. dated February 14, 2003(incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.43
Addendum to employment agreement with Melvin Rothberg dated February 14, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.44
Officers and Directors Alternative Stock Compensation Plan (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.45
Douglas D. Lind, M.D. Common Stock Purchase Warrant agreement dated June 16, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.46
Toni Vallen Common Stock Purchase Warrant agreement dated August 1, 2003 (incorporated by reference to Viragen, Inc.’s Form S-8 filed with the Securities and Exchange Commission on August 11, 2003, File No. 333-107852)

10.47
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
10.48
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

10.49
Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated September 29, 2003 (incorporated by reference to Exhibit 99.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2003)

10.50
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

10.51
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

10.52
Form of Common Stock Purchase Warrant for Securities Purchase Agreement dated December 23, 2003 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003)

10.53
Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc. executed March 4, 2004, effective December 1, 2003. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.54
Employment Agreement, Stock Option Agreements between Viragen, Inc. and Charles A. Rice dated March 29, 2004. (incorporated by reference to Viragen, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004)

10.55
Form of Securities Purchase Agreement dated as of April 1, 2004 between Viragen, Inc. and each of eight institutional investors (incorporated by reference to Exhibit 99.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.56
Form of convertible promissory note issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.57
Form of common stock purchase warrant accompanying notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.5 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.58
Form of common stock purchase warrant issuable upon prepayment of notes issuable at closing of Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Exhibit 99.6 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2004)

10.59
Form of convertible promissory note issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.60
Form of common stock purchase warrant issued on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

10.61
Form of registration rights agreement executed on June 18, 2004 at closing of a Securities Purchase Agreement dated as of April 1, 2004 (incorporated by reference to Viragen, Inc.’s Form S-3 filed with the Securities and Exchange Commission on July 13, 2004, File No. 333-117338)

Exhibit
Number	Description
10.62	Agreement between Viragen, Inc. and Melvin Rothberg dated April 22, 2005 (incorporated by reference to Viragen’s Form 8-K filed April 22, 2005)
10.63	General Release by Viragen, Inc. in favor of Melvin Rothberg dated April 22, 2005 (incorporated by reference to the Viragen’s Form 8-K filed April 22, 2005)
10.64	General Release by Melvin Rothberg in favor of Viragen, Inc. dated April 22, 2005 (incorporated by reference to Viragen’s on Form 8-K filed April 22, 2005)
10.65
Form of Securities Purchase Agreement dated September 15, 2005 relating to the sale of Amortizing, Convertible Debentures in the aggregate principal amount of $2,000,000 (incorporated by reference to Exhibit 10.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2005)

10.66
Form of Amortizing, Convertible Debentures in the aggregate principal amount of $2,000,000 (incorporated by reference to Exhibit 10.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2005)

10.67
Form of Common Stock Purchase Warrant issuable to purchasers of Amortizing, Convertible Debentures in the aggregate principal amount of $2,000,000 (incorporated by reference to Exhibit 10.3 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2005)

10.68
Form of Registration Rights Agreement to be entered into with purchasers of Amortizing, Convertible Debentures in the aggregate principal amount of $2,000,000 (incorporated by reference to Exhibit 10.4 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2005)

10.69
Form of Amendment Agreement with holders of the Viragen’s Convertible Promissory Notes due 2006 in the aggregate principal amount of $20,000,000 (incorporated by reference to Exhibit 10.5 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2005)

10.70
Form of Subscription Agreement relating to the sale of Series J 24% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006)

10.71
Form of Class A Common Stock Purchase Warrant issuable to purchasers of Series J 24% Cumulative Convertible Preferred Stock, $1.00 par value per share (incorporated by reference to Exhibit 10.2 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006)

10.72
2006 Incentive Bonus Calculation for Charles A. Rice (Exhibit A to Employment Agreement dated March 29, 2004) (incorporated by reference to Exhibit 10.1 of Viragen, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2006)

21.1	Subsidiaries of the registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number	Description
99.1
Collaborative Research Agreement between Viragen, Inc. and Sloan-Kettering Institute for Cancer Research, dated February 1, 2002 (incorporated by reference to Exhibit 99.1 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.2
Supply and Distribution Agreement between Viragen International, Inc., Viragen (Scotland) Ltd. and Arriani Pharmaceuticals S.A., dated May 27, 2003 (incorporated by reference to Exhibit 99.2 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.3
Supply and Distribution Agreement between Viragen International, Inc., Viragen (Scotland) Ltd. and Pentafarma, S.A., dated November 17, 2003 (incorporated by reference to Exhibit 99.3 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.4
License between Oxford BioMedica (UK) Limited and Viragen, Inc. effective June 30, 2004 (incorporated by reference to Exhibit 99.4 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.5
Agreement between Viragen, Inc. and Cancer Research Technology Limited, dated April 27, 2005 (incorporated by reference to Exhibit 99.5 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.6
Extension of Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc., effective December 1, 2005) (incorporated by reference to Exhibit 99.6 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.7
License, Development and Supply Agreement between Viragen, Inc. and Kuhnil Pharm. Co., Ltd., dated November 16, 2005 (incorporated by reference to Exhibit 99.7 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.8
Extension of Development, License and Collaboration Agreement between Roslin Institute (Edinburgh), ViraGenics, Inc. and Viragen, Inc., effective December 1, 2006) (incorporated by reference to Exhibit 99.8 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

*	Filed herewith

**	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN, INC.
By:	/s/ Charles A. Rice
Charles A. Rice
President and Chief Executive Officer

Dated: September 25, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles A. Rice Charles A. Rice	President and Chief Executive Officer	September 25, 2006

/s/ Carl N. Singer Carl N. Singer	Director and Chairman of the Board Executive Vice President, Treasurer, Principal Financial Officer and	September 12, 2006

/s/ Dennis W. Healey Dennis W. Healey	Secretary	September 25, 2006

/s/ Randolph A. Pohlman Randolph A. Pohlman	Director	September 10, 2006

/s/ Robert C. Salisbury Robert C. Salisbury	Director	September 9, 2006

/s/ Charles J. Simons Charles J. Simons	Director	September 10, 2006

Nancy A. Speck	Director

/s/ C. Richard Stafford C. Richard Stafford	Director	September 11, 2006
/s/ Nicholas M. Burke Nicholas M. Burke	Vice President, Controller and Principal Accounting Officer	September 25, 2006

FORM 10-K — ITEM 8

VIRAGEN, INC. AND SUBSIDIARIES

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Viragen, Inc.

      We have audited the accompanying consolidated balance sheets of Viragen, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of June 30, 2006. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that Viragen, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has an accumulated deficit and stockholders’ deficit as of June 30, 2006. The Company’s ability to continue as a going concern is dependent on its ability to raise adequate capital to fund necessary product commercialization and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
August 31, 2006

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$443,115	$6,885,537
Accounts receivable	71,107	39,350
Inventories	1,821,676	2,349,513
Prepaid expenses	589,131	820,922
Other current assets	597,981	832,610
Total current assets	3,523,010	10,927,932
Property, plant and equipment
Land, building and improvements	4,797,337	5,327,018
Equipment and furniture	4,013,694	5,670,671
Construction in progress	—	19,630

	8,811,031	11,017,319
Less accumulated depreciation	(3,999,958)	(5,262,769)

	4,811,073	5,754,550
Goodwill	3,890,415	3,653,159
Developed technology, net	1,548,601	1,608,585
Deposits and other assets	200,867	40,566

	$13,973,966	$21,984,792

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$916,001	$749,561
Accrued expenses and other liabilities	1,640,903	1,116,637
Current portion of convertible notes and debenture	s 453,918	16,104,994
Short term borrowings	217,321	224,245
Current portion of long-term debt	65,811	33,228

Total current liabilities	3,293,954	18,228,665
Convertible notes and debentures, less current portion	11,145,816	—
Long-term debt, less current portion	627,265	598,104
Deferred income tax liability	412,712	456,540
Royalties payable	107,866	107,866

Commitments and contingencies

Stockholders’ (deficit) equity
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 issued and outstanding at June 30, 2006 and 2005. Liquidation preference value: $10 per share, aggregating $21,500 at June 30, 2006 and 2005	2,150	2,150
Convertible Series J 24% cumulative preferred stock, $1.00 par value. Authorized 60,000 shares; 52,150 shares issued and outstanding at June 30, 2006. Liquidation preference value: $100 per share, aggregating $5,215,000 at June 30, 2006	5,215,000	—
Common stock, $.01 par value. Authorized 250,000,000 shares at June 30, 2006 and 100,000,000 shares at June 30, 2005; 45,765,687 issued and outstanding at June 30, 2006; 37,087,677 issued and outstanding at June 30, 2005	457,657	370,877
Capital in excess of par value	155,989,343	146,580,467
Accumulated deficit	(166,176,603)	(146,680,119)
Accumulated other comprehensive income	2,898,806	2,320,242

Total stockholders’ (deficit) equity	(1,613,647)	2,593,617

	$13,973,966	$21,984,792

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
Product sales	$391,213	$278,784	$266,137

Costs and expenses
Cost of sales	2,428,088	2,611,406	2,046,799
Inventory write-down, net	194,284	720,450	—
Research and development	4,596,638	4,958,105	3,592,173
Selling, general and administrative	6,417,983	8,638,529	7,367,950
Impairment of goodwill	—	6,936,215	—
Amortization of intangible assets	157,074	168,944	158,270
Other expense (income), net	145,873	(1,538,067)	(632,378)
Interest expense	4,709,998	5,654,975	7,393,239

Loss before income taxes and minority interest	(18,258,725)	(27,871,773)	(19,659,916)

Income tax benefit	43,828	43,828	43,828
Minority interest in net loss of subsidiary	—	1,620,239	1,438,924

NET LOSS	(18,214,897)	(26,207,706)	(18,177,164)

Deduct required dividends on convertible preferred stock, Series A	2,150	2,150	2,550

Deduct required dividends on convertible preferred stock, Series J	349,762	—	—

Deduct discount relating to value of warrants issued with convertible preferred stock, Series J	929,675	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(19,496,484)	$(26,209,856)	$(18,179,714)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK, after deduction for required dividends and discount on convertible preferred stock	$(0.46)	$(0.71)	$(0.55)

WEIGHTED AVERAGE COMMON SHARES — BASIC AND DILUTED	42,018,617	36,697,852	33,183,832

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

						Accumulated
	Preferred	Common Stock		Capital		Other
	Stock,			in Excess	Accumulated	Comprehensive
	Series A	Shares	Amount	of Par Value	Deficit	Income	Total
Balance at June 30, 2003	$2,650	25,858,666	$258,587	$115,249,900	$(102,290,549)	$2,499,620	$15,720,208
Net loss	—	—	—	—	(18,177,164)	—	(18,177,164)
Foreign currency translation adjustment	—	—	—	—	—	1,208,506	1,208,506

Comprehensive loss							(16,968,658)
Repurchase of Preferred Stock, Series A	(400)	—	—	(2,100)	—	—	(2,500)
Private placement of common stock, net	—	4,546,696	45,467	8,869,683	—	—	8,915,150
Beneficial conversion on convertible notes and debentures	—	—	—	6,362,420	—	—	6,362,420
Value of detachable warrants issued with convertible notes and debentures	—	—	—	4,246,916	—	—	4,246,916
Conversion of convertible debentures into common stock	—	3,667,055	36,671	7,227,365	—	—	7,264,036
Exercise of debt and equity offering warrants	—	2,439,308	24,393	3,758,639	—	—	3,783,032
Exercise of compensatory common stock options and warrants	—	18,000	180	19,620	—	—	19,800
Compensation expense on stock options and warrants	—	—	—	13,338	—	—	13,338
Consulting fees paid with common stock	—	49,670	497	126,043	—	—	126,540
Change in minority interest ownership in Viragen International	—	—	—	508,301	—	(754,052)	(245,751)
Shares of common stock issued to certain officers and directors in lieu of salaries and fees	—	18,429	184	38,016	—	—	38,200
Cancellation of shares in partial settlement of notes receivable	—	(31,000)	(310)	(80,290)	—	—	(80,600)
Shares issued for fractional interests in connection with reverse stock split	—	1,561	16	(16)	—	—	—
Dividend on Preferred Stock, Series A	—	—	—	—	(2,550)	—	(2,550)

Balance at June 30, 2004	$2,250	36,568,385	$365,685	$146,337,835	$(120,470,263)	$2,954,074	$29,189,581

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

							Accumulated
	Preferred	Preferred	Common Stock		Capital		Other
	Stock,	Stock,			in Excess	Accumulated	Comprehensive
	Series A	Series J	Shares	Amount	of Par Value	Deficit	Income	Total
Balance at June 30, 2004	$2,250	$—	36,568,385	$365,685	$146,337,835	$(120,470,263)	$2,954,074	$29,189,581
Net loss	—	—	—	—	—	(26,207,706)	—	(26,207,706)
Foreign currency translation adjustment	—	—	—	—	—	—	(518,364)	(518,364)

Comprehensive loss								(26,726,070)
Repurchase of Preferred Stock, Series A	(100)	—	—	—	(500)	—	—	(600)
Shares issued as payment of interest on convertible notes	—	—	519,292	5,192	344,808	—	—	350,000
Change in minority interest ownership in Viragen International	—	—	—	—	(101,676)	—	(115,468)	(217,144)
Dividend on Preferred Stock, Series A	—	—	—	—	—	(2,150)	—	(2,150)

Balance at June 30, 2005	$2,150	$—	37,087,677	$370,877	$146,580,467	$(146,680,119)	$2,320,242	$2,593,617
Net loss	—	—	—	—	—	(18,214,897)	—	(18,214,897)
Foreign currency translation adjustment	—	—	—	—	—	—	578,564	578,564

Comprehensive loss								(17,636,333)
Issuance of Preferred Stock, Series J,	—	5,215,000	—	—	(597,805)	—	—	4,617,195
Conversion of convertible notes into common stock	—	—	7,571,428	75,714	7,874,286	—	—	7,950,000
Shares issued as payment of interest on convertible notes	—	—	1,106,582	11,066	591,657	—	—	602,723
Value of detachable warrants issued with convertible debentures	—	—	—	—	166,321	—	—	166,321
Additional discount on outstanding warrants	—	—	—	—	427,273	—	—	427,273
Stock-based compensation	—	—	—	—	17,469	—	—	17,469
Dividend on Preferred Stock, Series A	—	—	—	—	—	(2,150)	—	(2,150)
Dividend on Preferred Stock, Series J	—	—	—	—	—	(349,762)	—	(349,762)
Discount relating to value of warrants issued with Preferred Stock, Series J	—	—	—	—	929,675	(929,675)	—	—

Balance at June 30, 2006	$2,150	$5,215,000	45,765,687	$457,657	$155,989,343	$(166,176,603)	$2,898,806	$(1,613,647)

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(18,214,897)	$(26,207,706)	$(18,177,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	859,146	970,492	867,824
Amortization of intangible assets	157,074	168,944	158,270
Inventory write-down, net	194,284	720,450	—
Impairment of goodwill	—	6,936,215	—
Loss on disposition of property, plant and equipment	943,721	—	126,165
Net unrealized loss (gain) on foreign exchange remeasurement	41,743	(9,177)	—
Gain on remeasurement of subsidiary intercompany liability	—	(595,776)	—
Fees paid with shares of common stock	—	60,000	98,200
Compensation expense on common stock options and warrants	17,469	—	13,338
Minority interest in loss of subsidiary	—	(1,620,239)	(1,438,924)
Amortization of discounts on convertible notes and debentures	3,045,834	3,614,075	6,268,192
Amortization of deferred financing costs	498,974	549,604	474,033
Interest paid with shares of common stock		350,000	—
Deferred income tax benefit	(43,828)	(43,828)	(43,828)
Provision for uncollectible notes receivable	8,441	—	57,923
Increase (decrease) relating to operating activities from:
Accounts receivable	(25,839)	(7,562)	73,546
Inventories	(22,292)	407,251	(165,631)
Prepaid expenses	503,601	946,673	(474,716)
Other current assets	567,702	(42,592)	(139,375)
Accounts payable	(107,879)	(62,935)	(852,516)
Accrued expenses and other liabilities	651,252	(296,571)	172,369
Other	10,714	(953)	70,400

Net cash used in operating activities	(10,914,780)	(14,163,635)	(12,911,894)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,519,700)	—
Maturities of short-term investments	—	5,593,350	—
Additions to property, plant and equipment	(533,638)	(234,677)	(1,453,366)
Proceeds from sale of property, plant and equipment	—	24,738	35,783
Contribution received for capital investment in Sweden	—	278,005	—

Net cash (used in) provided by investing activities	(533,638)	141,716	(1,417,583)

FINANCING ACTIVITIES
Proceeds from sales of preferred stock, Series J and warrants, net	4,673,345	—	—
Proceeds from sale of convertible notes and debentures and warrants, net	1,194,895	—	18,956,611
Proceeds from private placements of common stock, net	—	—	8,915,150
Proceeds from exercise of debt and equity offering warrants	—	—	3,783,032
Net payments on lines of credit and short term borrowings	(272,752)	(1,048,689)	(554,572)
Payments on convertible debentures	(437,500)	—	(65,316)
Payments on long-term debt	(75,085)	(587,791)	(35,032)
Repurchase of preferred stock shares, Series A	—	(1,000)	(4,000)
Repurchase of shares by subsidiary	—	—	(48,400)
Proceeds from exercise of compensatory common stock options and warrants	—	—	19,800

Net cash provided by (used in) financing activities	5,082,903	(1,637,480)	30,967,273
Effect of exchange rate fluctuations on cash	(76,907)	(208,335)	172,974

(Decrease) increase in cash and cash equivalents	(6,442,422)	(15,867,734)	16,810,770
Cash and cash equivalents at beginning of year	6,885,537	22,753,271	5,942,501

Cash and cash equivalents at end of year	$443,115	$6,885,537	$22,753,271

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Cash Flow Information:

	Year Ended June 30,
	2006	2005	2004
Interest paid	$352,216	$1,141,296	$643,995

      During the years ended June 30, 2006, 2005 and 2004, Viragen had the following non-cash investing and financing activities:

	Year Ended June 30,
	2006	2005	2004
Conversion of convertible notes and debentures and accrued interest into common stock	$8,552,723	$350,000	$7,264,036

Purchase of insurance with notes payable	268,875	224,245	571,316

Contribution of intercompany balances as capital to Viragen International	—	(101,676)	—

Prepaid expense paid with common stock	—	—	120,000

Purchase of equipment with notes payable	94,053	—	—

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business and Organization: With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of therapeutic proteins for the treatment of cancers and viral diseases. Our product and product candidate portfolio includes: Multiferon® (multi-subtype, human alpha interferon) uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases; VG101 (anti-GD3 antibody), a humanized monoclonal antibody that binds selectively to an antigen over-expressed on Stage IV malignant melanoma tumors; and VG102 (anti-CD55 antibody), a highly novel humanized monoclonal antibody that binds selectively to an antigen that is over-expressed on nearly all solid tumors. We are also pioneering the development of the OVA™ System (Avian Transgenics), with the renowned Roslin Institute, the creators of “Dolly the Sheep”, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of human therapeutic proteins and antibodies, by expressing these products in the egg whites of transgenic hens.

      As of June 30, 2006, we owned approximately 81.2% of Viragen International, Inc. Subsequent to June 30, 2006, our ownership interest of Viragen International, Inc. was reduced to approximately 77.0%. Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

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

      Minority interest in net loss of subsidiary, which is shown in our consolidated statements of operations, represents the minority stockholders’ share of the net loss of Viragen International. During our fiscal year ended June 30, 2005, stockholders’ equity of Viragen International decreased to a deficit position. Because the minority stockholders are not required to fund the deficit, we ceased attributing a portion of Viragen International’s losses to the minority stockholders at that time. Since then, Viragen has absorbed 100% of Viragen International’s losses and will continue to do so until Viragen International has positive stockholders’ equity.

      During our fiscal years ended June 30, 2006, 2005 and 2004, we incurred significant operating losses of approximately $18.2 million, $26.2 million and $18.2 million, respectively, and had an accumulated deficit of approximately $166.2 million and a stockholders’ deficit of approximately $1.6 million as of June 30, 2006. Additionally, we had a cash balance of approximately $443,000 and working capital of approximately $229,000 at June 30, 2006. We anticipate additional future losses as we commercialize our human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals.

      In July 2006, Viragen International completed a private placement of 18,000 units with each unit consisting of one share of Viragen International Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of its Series C cumulative preferred stock and 3,600,000 shares of its common stock were issued. Viragen International received net proceeds of approximately $1.6 million in connection with this transaction.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      In August 2006, Viragen International completed a private placement of 3,154 shares of Viragen International Series D 24% cumulative preferred stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction.

      While, subsequent to June 30, 2006, Viragen International received net proceeds of approximately $1.9 million from the sale of its preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support our operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006. In July 2006, we filed a registration statement to register 67 million units (not including 10.05 million units to cover underwriters’ over-allotment option if exercised), with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock. If our proposed offering is completed and depending upon the proceeds available from the offering, we intends to provide Viragen International with funding to allow them, if permitted under applicable law, to redeem their Series C cumulative preferred stock and Series D cumulative preferred stock, including payment of dividends accrued thereon. We believe that the net proceeds from this proposed secondary offering, if completed as currently contemplated and we raise the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007. However, our proposed secondary offering may not be completed as contemplated or we may raise fewer net proceeds than anticipated. Our inability to complete this proposed secondary offering as contemplated raising the anticipated level of proceeds or generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

      These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

      We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our shares being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      In the event our common stock is delisted from AMEX, we would apply to have our common stock listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our common stock if it is not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our common stock were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.

      In addition, our outstanding convertible debt contains a provision that in the event our common stock is no longer traded on the AMEX, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their outstanding principal balance with related accrued interest. Given our current financial position, if our common stock was delisted from AMEX, and if the convertible debt holders were to request repayment, we would be unable to repay these amounts and would be in default under these agreements, which would significantly hamper our ability to raise additional capital to fund our ongoing operations.

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

      Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our human alpha interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 30 to 180 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses.

      Foreign Currency Translation and Transactions: For our operations in Scotland and Sweden, local currencies are considered their functional currencies. For financial reporting purposes, we translate the assets and liabilities of these operations to their U.S. dollar equivalents at rates in effect at the balance sheet date. Intercompany accounts that are considered long-term in nature are translated to U.S. dollars at historical rates. We translate statement of operations accounts at monthly average rates. The resulting unrealized foreign currency translation gains and losses are included in accumulated other comprehensive income in the stockholders’ (deficit) equity section of our consolidated balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet date and any gains or losses are recorded in other expense (income), net. During the fiscal year ended June 30, 2006, we incurred a net loss of approximately $42,000 due to the remeasurement of certain balance sheet accounts. During the fiscal year ended June 30, 2005, we incurred a net loss of approximately $33,000 due to the remeasurement of certain balance sheet accounts. During the fiscal year ended June 30, 2005, we also recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. See Note I for further discussion. This liability, which is now denominated in UK Pound Sterling is considered short-term in nature.

      While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are recorded in other expense (income), net. For fiscal years 2006, 2005 and 2004, foreign currency transaction gains and losses were immaterial to our results of operations.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Fair Value of Financial Instruments: Fair value estimates, assumptions and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term financing approximated fair value as of June 30, 2006 and 2005, due to their short-term nature. The carrying value of long-term debt consisting of a mortgage and equipment financing approximated fair value as of June 30, 2006 and 2005, due to the variable interest rates on a significant portion of those instruments and because the debt is fully secured by certain fixed assets. As of June 30, 2006, the fair value of our outstanding convertible notes and debentures with an aggregate principal amount of approximately $13.61 million was estimated to be approximately $8.70 million. In determining this estimate, we considered several factors including our current financial position, maturity dates of the instruments and the unsecured status of the convertible notes and debentures. As of June 30, 2005, the fair value of our outstanding convertible notes with an outstanding principal amount of $20.00 million approximated fair value as of June 30, 2005, due to their short-term nature.

      Cash and Cash Equivalents: Cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

      Short-Term Investments: We invest excess cash in highly liquid instruments with maturities of less than twelve months as of the date of purchase. During fiscal 2005, we invested a portion of our cash in UK Pound Sterling denominated certificates of deposit, which matured prior to June 30, 2005. For the fiscal year ended June 30, 2005, we recognized a net foreign currency remeasurement gain of approximately $74,000 related to our short-term investments.

      Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our human alpha interferon product by our Swedish subsidiary. As of June 30, 2006 and 2005, there was no allowance for doubtful accounts and no allowance for returns.

      Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

      Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the fiscal year ended June 30, 2006 we recorded net write-downs of our finished product inventory totaling approximately $194,000. During the fiscal year ended June 30, 2005 we recorded write-downs of our finished product inventory totaling approximately $720,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Inventories consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Finished product	$558,995	$19,234
Work in process	899,945	2,031,981
Raw materials and supplies	362,736	298,298

Total inventories	$1,821,676	$2,349,513

      Certain raw materials used in the manufacture of our human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

      Other Current Assets: Other current assets consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Deferred financing costs	$203,994	$591,780
VAT tax refund receivable	143,087	114,506
Grant receivable	—	121,824
Licensing fee	250,000	—
Other current assets	900	4,500

	$597,981	$832,610

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

      Goodwill: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from Viragen International’s acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. See Note B for the goodwill impairment charge that was recorded in our fiscal year ended June 30, 2005. Changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

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

      During our fiscal year ended June 30, 2006, and as a result of our efforts to reduce our operating expenses by decreasing the amount of lease space utilized by our operations, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland. These assets were deemed to have no fair value as they will be disposed of and we do not expect to receive any salvage value. This write-off has been recorded in the other expense (income), net line item of our consolidated statement of operations.

      Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Accrued payroll and related expenses	$291,449	$459,786
Accrued professional services fees	450,449	364,750
Accrued dividends on preferred stock, Series J	349,762	—
Accrued interest on convertible notes	210,875	—
Other accrued expenses	338,366	292,101

	$1,640,903	$1,116,637

      Convertible Debt and Equity Issued with Stock Purchase Warrants: We account for the issuance of and modifications to our convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

      Sale of Stock by Subsidiaries: We account for sales of stock by our subsidiaries as capital transactions for financial reporting purposes.

      Revenue: We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

      Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2006, 2005 and 2004 were immaterial to our results of operations.

      Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Stock-Based Compensation: Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated statement of operations for our fiscal year ended June 30, 2006 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was approximately $17,000. As of June 30, 2006 there are 50,000 outstanding stock options that have not vested and the amount of unrecognized stock-based compensation for these stock options is approximately $47,000, which will be recognized on a straight-line basis over the next three years.

      As previously permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our employee and director stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense for stock option grants was recognized if the exercise price was less than the fair value of our common stock on the grant date. No stock-based compensation costs were recognized in our consolidated statements of operations for our fiscal years ended June 30, 2005 and 2004, since the exercise prices of stock options granted to our employees and directors during our fiscal years ended June 30, 2005 and 2004 were equal to the market price of our common stock on the date of grant.

      The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation for our fiscal years ended June 30, 2005 and 2004.

	Fiscal Year Ended June 30,
	2005	2004
Net loss as reported	$(26,207,706)	$(18,177,164)
Stock-based compensation determined under the fair value method	(88,654)	(151,225)

Pro forma net loss	(26,296,360)	(18,328,389)

Preferred dividends, Series A	(2,150)	(2,550)

Pro forma net loss attributable to common stock	$(26,298,510)	$(18,330,939)

Loss per common share after deduction of required dividends on convertible preferred stock:
Basic and diluted — as reported	$(0.71)	$(0.55)
Basic and diluted — pro forma	$(0.72)	$(0.55)

      Pro forma information regarding net loss and loss per share has been determined as if we had accounted for our employee and director stock-based compensation under the fair value method. The fair value for employee and director stock-based compensation, which consists of stock options, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the stock option within a range of 3 to 10 years; risk-free interest rates within a range of 2.04% to 3.50%; and a volatility factor of the expected market price of Viragen’s common stock of 1.15 and 1.07 for our fiscal years ended June 30, 2005 and 2004, respectively. The weighted average grant date fair value of stock options granted during our fiscal years ended June 30, 2005 and 2004 was $0.59 and $1.38, respectively. For stock options subject to vesting, pro forma expense is recognized on a straight-line basis over the vesting period.

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

      Our 1997 Stock Option Plan, adopted in February 1997 with a 10-year life, authorized the grant of stock options to officers, directors, employees and consultants for up to 300,000 shares of common stock. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock authorized to 400,000 shares. Stock options granted under the plan have various vest dates and all stock options granted have five-year terms from the vest dates. The maximum term of any option granted under the plan is ten years. At June 30, 2006, approximately 159,000 shares were available for issuance under the 1997 Stock Option Plan.

      In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued 843,000 stock options to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. However, no shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders. Therefore, no measurement date can be established under SFAS No. 123(R). Accordingly, no stock-based compensation expense has been recognized in our consolidated statement of operations for our fiscal year ended June 30, 2006 in connection with this issuance of options. The tables below regarding option activity exclude these 843,000 options exercisable at $0.57 per share. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting. Following, and subject to, stockholder approval of the Viragen 2006 Equity Compensation Plan, we will recognize the fair value of the options granted under the provisions of SFAS No. 123(R).

      A summary of Viragen’s stock option activity and related information is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at June 30, 2005	334,467	$5.50
Granted	—	—
Exercised	—	—
Canceled/Expired	(37,684)	13.66

Outstanding at June 30, 2006	296,783	$4.46	3.37 years	$—

Exercisable at June 30, 2006	246,783	$4.94	2.48 years	$—

      During our fiscal years ended June 30, 2006 and 2005 no stock options were exercised. During our fiscal year ended June 30, 2004, the aggregate intrinsic value of stock options exercised was approximately $27,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      We account for our stock-based compensation arrangements with non-employees in accordance with SFAS No. 123 and related guidance, including EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, we recognize as expense the estimated fair value of such instruments as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123 and EITF No. 96-18 and the expense is amortized over the vesting period of each instrument or the recipient’s contractual arrangement, if shorter. We did not issue stock-based compensation to non-employees during our fiscal years ended June 30, 2006 and 2005 and no expense was recognized during our fiscal years ended June 30, 2006 and 2005 for stock-based compensation issued prior to our fiscal year ended June 30, 2005. During our fiscal year ended June 30, 2004, we recognized net stock-based compensation expense of approximately $13,000 due to the variable accounting treatment of certain unvested warrants that were issued to non-employees during our fiscal years ended June 30, 1999 through 2004. The weighted-average fair value of the warrants issued during our fiscal year ended June 30, 2004 was $1.60.

      A summary of Viragen’s warrant activity, excluding warrants issued in conjunction with debt and equity offerings, and related information is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term	Value
Outstanding at June 30, 2005	117,500	$23.24
Granted	—	—
Exercised	—	—
Canceled/Expired	(110,000)	22.19

Outstanding at June 30, 2006	7,500	$38.70	1.96 years	$—

Exercisable at June 30, 2006	7,500	$38.70	1.96 years	$—

      Effective July 1, 2005, our majority-owned subsidiary, Viragen International, also adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For our fiscal year ended June 30, 2006, we did not recognize any stock-based compensation costs in our consolidated statement of operations as all of Viragen International’s stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted by Viragen International during our fiscal year ended June 30, 2006. As of June 30, 2006, all of Viragen International’s outstanding stock options have vested and there is no unrecognized stock-based compensation for Viragen International’s outstanding stock options.

      As previously permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, Viragen International also accounted for their employee and director stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense for stock option grants was recognized if the exercise price was less than the fair value of Viragen International’s common stock on the grant date. No stock-based compensation costs were recognized in our consolidated statements of operations for our fiscal years ended June 30, 2005 and 2004 as Viragen International did not issue any stock-based compensation during our fiscal year ended June 30, 2005 and since the exercise price of Viragen International’s employee and director stock options granted during our fiscal year ended June 30, 2004 were equal to the market price of Viragen International’s common stock on the date of grant.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Prior to July 1, 2006, Viragen International accounted for their stock-based compensation in the same manner in which we did. Our pro forma information regarding net loss and loss per share includes Viragen International’s stock-based compensation and has been determined as if Viragen International had accounted for its employee and director stock-based compensation, which consists of stock options, under the fair value method. Viragen International did not grant stock options during our fiscal year ended June 30, 2005 but did grant stock options to its employees and directors during our fiscal year ended June 30, 2004. The fair value of Viragen International’s stock options granted during our fiscal year ended June 30, 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent; risk-free interest rate of 2.00%; volatility factor of the expected market price of Viragen International’s common stock of 1.02; and an expected life of the stock option of three years. The weighted average grant date fair value of Viragen International’s stock options granted during our fiscal year ended June 30, 2004 was $0.22. For stock options subject to vesting, pro forma expense was recognized on a straight-line basis over the vesting period.

      Viragen International’s 1997 Incentive Stock Option Plan authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 364,300 remained available for issuance at June 30, 2006. Options granted under the plan generally vest half upon the date of grant and half upon the first anniversary of the date of grant. All options granted have five year terms from the respective vest dates. The maximum term of any option granted under the plan is ten years.

      A summary of stock option activity under Viragen International’s 1997 Incentive Stock Option Plan and related information is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at June 30, 2005	325,500	$0.58
Granted	—	—
Exercised	—	—
Canceled/Expired	(92,000)	0.57

Outstanding at June 30, 2006	233,500	$0.58	1.31 years	$1,250

Exercisable at June 30, 2006	233,500	$0.58	1.31 years	$1,250

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax bases of assets and liabilities. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized.

      Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options, stock purchase warrants and convertible debt and equity securities, which could result in the issuance of 34,709,366, 21,883,804, and 22,048,523 shares of common stock at June 30, 2006, 2005 and 2004, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants or conversion of convertible debt and equity securities and has been presented jointly with basic loss per share. Loss attributable to common stock reflects adjustments for dividends on preferred stock and the discount related to the value of warrants issued with the Series J cumulative convertible preferred stock.

      Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statements of stockholders’ (deficit) equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

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

      The goodwill reported in our consolidated balance sheets as of June 30, 2006 and 2005 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for our fiscal years ended June 30, 2006 and 2005:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	294,234
Impairment charge	(6,936,215)

Balance as of June 30, 2005	3,653,159
Foreign exchange adjustment	237,256

Balance as of June 30, 2006	$3,890,415

      Due to a lack of significant revenues from our human alpha interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue, operating profits and cash flows for the ViraNative reporting unit were lower than expected during our fiscal year ended June 30, 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods, a goodwill impairment charge of approximately $6.9 million was recognized in our fiscal year ended June 30, 2005 on the ViraNative reporting unit.

      The developed technology intangible asset reported in our consolidated balance sheets as of June 30, 2006 and 2005 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
Developed technology	$2,329,754	$2,187,675
Accumulated amortization	(781,153)	(579,090)

Developed technology, net	$1,548,601	$1,608,585

      Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $680,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

      Amortization expense recognized for our fiscal year ended June 30, 2006 was approximately $157,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

2007	$164,000
2008	164,000
2009	164,000
2010	164,000
2011	164,000

NOTE C — CONVERTIBLE NOTES AND DEBENTURES

      Details of our convertible notes and debentures outstanding at June 30, 2006 and 2005 are as follows:

	June 30,
	2006	2005
Outstanding principal	$13,612,500	$20,000,000
Less discounts	(2,012,766)	(3,895,006)

	11,599,734	16,104,994
Less current portion, net of discounts	(453,918)	(16,104,994)

Long term portion	$11,145,816	$—

      At June 30, 2006, the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $12.05 million, and convertible debentures issued September 15, 2005 with an outstanding principal amount of $1.56 million. At June 30, 2005, the convertible notes and debentures balance was comprised solely of convertible notes issued on June 18, 2004, with an outstanding principal amount of $20.00 million. In September 2005, the terms of the convertible notes issued on June 18, 2004 were modified resulting in a reclassification of the principal due from current to long term. See further discussion below.

September 15, 2005 Convertible Debentures

      On September 15, 2005, we entered into a securities purchase agreement under which we issued our convertible, amortizing debentures in the aggregate principal amount of $2.0 million to four returning institutional investors. Under the terms of the agreement, we received approximately $1.2 million, net of original issue discounts of $570,000, a $200,000 finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 952,381 three-year common stock purchase warrants exercisable at a price of $1.25 per share.

      The debentures are convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that we subsequently issue securities at less than the conversion price then in effect (other than an “exempt issuance” as defined in the debentures). The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at our option, in cash, accompanied by a 10% premium, or in shares of our common stock at a 5% discount to market price (computed by reference to the volume weighted average price of our common stock during the five trading day period immediately preceding the amortization due date). We have the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures is covered by an effective registration statement, and certain other conditions are met.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

      In lieu of stated interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the fiscal year ended June 30, 2006, we recognized approximately $226,000 as interest expense from the amortization of the original issue discount.

      The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, we have the right to call the warrants if the volume weighted average price for our common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and are being amortized to interest expense using the effective interest rate method over the life of the debentures. For the fiscal year ended June 30, 2006, we recognized approximately $66,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

      We incurred costs of approximately $290,000 in connection with the debentures issued under the September 15, 2005 securities purchase agreement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs are being amortized to interest expense over the life of the debentures using the effective interest rate method. For the fiscal year ended June 30, 2006, we recognized approximately $115,000 as interest expense from the amortization of these debt issuance costs.

      Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of the related warrants is registered under our Form S-3 registration statement (File No. 333-129319) filed with the Securities and Exchange Commission, which was declared effective on November 9, 2005. If, following the effective date of the registration statement, the registration statement ceases to remain effective for ten consecutive calendar days, but no more than an aggregate of fifteen days during any twelve month period, or if we fail to deliver unlegended shares to the investors as and when required, we are subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible debentures.

      During the fiscal year ended June 30, 2006, we made cash payments aggregating $481,000 to the holders of these convertible debentures, which represented seven monthly installments, including the additional 10% premium for principal payments made in cash. As of June 30, 2006, $1.56 million of the principal amount of these convertible debentures remained outstanding.

June 2004 Convertible Notes, as amended

      On April 1, 2004, we entered into purchase agreements for the issuance and sale of 7% convertible promissory notes due March 31, 2006, and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004 our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants initially exercisable at $1.819 per share. In connection with the April 1, 2004 purchase agreements, we paid a finder’s fee of 5% or $1 million and issued the finder 80,000 three-year common stock purchase warrants initially exercisable at a price of $1.516 per share.

      The purchase agreements provided that we pay interest on the escrowed purchase price at the rate of 10% per annum until the closing date. From April 1, 2004 through June 18, 2004, the total amount of interest paid on the escrowed purchase price totaled approximately $428,000.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

      On September 15, 2005, we entered into agreements with each of the eight note holders to:

•	extend the maturity date of the notes from March 31, 2006 to August 31, 2008;

•	reduce the conversion price from $1.516 to $1.05 per share. This conversion price, with certain exceptions, is subject to reductions if we enter into additional financing transactions for the sale of our common stock below the public trading price and below the conversion price;

•	provide for mandatory conversion of the notes if the volume weighted average price for our common stock exceeds $2.00 per share for 30 consecutive trading days;

•	amend the adjustment provisions of the notes and the warrants to provide for “full ratchet” rather than “weighted average” adjustments in the event that we issues securities in the future (other than an “exempt issuance” as defined in the notes) for a price of less than the then current conversion price of the notes or 119% of the then current exercise price of the warrants, as the case may be. Full ratchet adjustments reduce the conversion and exercise prices to the lowest price at which we may issue securities in the future. Weighted average adjustments reduce the conversion and exercise prices to a lower price, weighted based upon the average price at which our shares have been sold; and

•	expand the definition of “exempt issuance” under the notes and related warrants to exclude from the adjustment provisions of the notes and related warrants, our issuance of shares (a) in a firm commitment public offering by a reputable underwriter, (b) under equity compensation plans approved by a majority of our independent directors or a majority of the non-employee members of a committee of the board, (c) in connection with any future acquisition of the minority interest in Viragen International, Inc. and (d) in connection with strategic transactions not undertaken with the primary purpose of raising capital.

•	reduce the exercise price of the related warrants to $1.25 per share. As a result of the reduction in the exercise price of the warrants, the holders were entitled to an additional 2.4 million warrants with an exercise price of $1.25 per share.

      Interest on the notes remains payable quarterly at an annual rate of 7%. Quarterly interest payments are payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions. The amount of interest on the notes following the closing of this transaction through June 30, 2004 totaled approximately $51,000 and was paid in cash. Interest on these notes for the fiscal year ended June 30, 2005 totaled approximately $1.40 million of which $1.05 million was paid in cash and $350,000 was settled through the issuance of 519,292 shares of our common stock valued at $0.67 per share. Interest on these notes for the fiscal year ended June 30, 2006 totaled approximately $1.07 million. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share. The quarterly interest due April 1, 2006 of approximately $232,000 was satisfied through the issuance of 387,403 shares of our common stock valued at $0.60 per share. The quarterly interest due January 1, 2006 of approximately $284,000 was satisfied through the issuance of 576,857 shares of our common stock valued at $0.49 per share. The quarterly interest due October 1, 2005 of approximately $345,000 was satisfied through the payment of approximately $258,000 in cash and the issuance of 142,322 shares of our common stock valued at $0.61 per share.

      As a result of the amendments to the notes and our financial condition at that time, the modifications to the notes (which included a reduction of the conversion price and extension on the maturity date) were accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. A modification in a troubled debt restructuring is accounted for prospectively. As a result of the reduced exercise price of the warrants and the issuance of additional warrants on September 15, 2005, we recorded an additional discount of approximately $427,000 on the principal amount of the notes with a corresponding increase to capital in excess of par value. This additional discount, together with the unamortized original discount as of the modification date, is being amortized over the new term of the notes using the effective interest rate method.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

      The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. The aggregate discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For our fiscal years ended June 30, 2006, 2005 and 2004, we recognized non-cash interest expense from the amortization of this discount of approximately $1,308,000, $1,545,000 and $54,000, respectively.

      As a result of the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. This discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For our fiscal years ended June 30, 2006, 2005 and 2004, we recognized non-cash interest expense from the amortization of this discount of approximately $1,447,000, $2,069,000 and $73,000, respectively.

      In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For our fiscal years ended June 30, 2006, 2005 and 2004, we recognized interest expense from the amortization of these debt issuance costs of approximately $384,000, $550,000 and $19,000, respectively.

      During our fiscal year ended June 30, 2006, several of the note holders converted an aggregate of $7,950,000 of principal at the $1.05 conversion price resulting in the issuance of 7,571,428 shares of our common stock.

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

      The notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:

•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date; or

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore.

      If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 110% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any.

      Resale of the shares issuable upon conversion or payment of the notes and related interest and upon exercise of the warrants is registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004. If, following the effective date of the registration statement, the registration statement ceases to remain effective or if Viragen fails to deliver unlegended shares to the investors as and when required, Viragen is subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible notes.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

June 2003 Convertible Debentures

      On June 27, 2003, we entered into a securities purchase agreement with five unrelated institutional investors. The securities purchase agreement provided for the purchase and sale of our convertible debentures in the aggregate amount of approximately $5.55 million. Under the terms of the agreement, Viragen received approximately $4.55 million, net of original issue discounts of approximately $661,000, and a 6.5% finder’s fee and legal expenses. This agreement also provided for the issuance to the purchasers of an aggregate of 1,354,664 five-year common stock purchase warrants exercisable at a price of $1.722 per share. In connection with the June 2003 securities purchase agreement, we also issued the finder 19,571 five-year common stock purchase warrants exercisable at a price of $1.722 per share.

      These convertible debentures were to mature on September 1, 2005, and were payable, without interest, in 24 equal payments of principal commencing September 1, 2003. In lieu of interest, the debentures provided for an original issue discount of approximately $661,000, the equivalent of 10% interest over the two year life of the debenture. For the fiscal year ended June 30, 2004, we recognized approximately $659,000 as interest expense from the amortization of the original issue discount. As of December 31, 2003, this original issue discount had been fully amortized to interest expense.

      The warrants issued in connection with the June 2003 debentures are exercisable during the five year period ending June 1, 2008 and can be exercised on a cashless basis whereby the holder may surrender a number of warrants with value equal to the exercise price of the warrants being exercised. The relative fair value of these warrants was initially calculated to be approximately $1,381,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and was amortized to interest expense using the effective interest rate method over the life of the debentures. As a result of the revaluation of these warrants (see Warrant Revaluation below), we recorded an additional discount on the principal amount of the debentures totaling approximately $405,000. For the fiscal year ended June 30, 2004, we recognized approximately $1,780,000 as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. As of December 31, 2003, the entire discount resulting from the issuance of the warrants had been fully amortized to interest expense.

      As a result of the common stock purchase warrants issued in connection with these debentures and the calculated effective conversion price of the debentures, a beneficial conversion amount of approximately $689,000 was initially calculated and recorded as a discount on the principal amount of the debentures at the date of issuance. As a result of a subsequent financing transaction entered into in September 2003, the conversion price of these debentures was reduced from $3.17 to $2.24. Due to this reduction in the conversion price of these debentures, an additional beneficial conversion amount of approximately $1,382,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of a subsequent financing transaction entered into in December 2003, the conversion price of the outstanding debentures was reduced from $2.24 to $2.00. Due to this reduction in the conversion price of the outstanding debentures, an additional beneficial conversion amount of approximately $96,000 was calculated and recorded as a discount on the principal amount of the debentures. As a result of the revaluation of the warrants issued in connection with these debentures (see Warrant Revaluation below), an additional beneficial conversion amount of $405,000 was calculated and recorded as a discount on the principal amount of the debentures. For the fiscal year ended June 30, 2004, we recognized approximately $2,569,000 as non-cash interest expense from the amortization of the discount that arose from the beneficial conversion feature amount associated with these debentures. As of December 31, 2003, the entire discount resulting from the beneficial conversion feature had been fully amortized to interest expense.

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

      Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of the related warrants are registered under our Form S-3 registration statement (File No. 333-107176) filed with the Securities and Exchange Commission, which was declared effective on August 1, 2003.

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

Warrant Revaluation

      We issued common stock purchase warrants in connection with the sale of convertible debentures under our April and June 2003 securities purchase agreements. At the time of issuance the warrants were valued using their expected lives, which was less than their contractual lives. Ernst & Young LLP, our independent registered public accounting firm, concurred with this approach. In January 2004, we were informed by Ernst & Young LLP that they had reevaluated their interpretation of the accounting literature as it relates to the accounting for common stock purchase warrants issued in connection with financing transactions. As a result of this subsequent interpretation, we and Ernst & Young LLP determined that valuing the warrants issued in connection with our April and June 2003 securities purchase agreements using their expected lives was not correct. By using the expected lives of the warrants, less value was attributed to them than if we had used the contractual lives. Thus, an additional discount aggregating approximately $1,423,000 would have been recorded on the convertible debentures issued under the April and June 2003 securities purchase agreements by using the contractual lives on the warrants.

      As a result of the initial valuation of these warrants, the carrying value of the convertible debentures was overstated and stockholders’ equity was correspondingly understated by approximately $986,000 as of June 30, 2003. After consideration of all of the facts and circumstances, we recognized the additional discounts resulting from the revaluation of these warrants as well as the related amortization of prior period non-cash interest expense in the quarter ended December 31, 2003, as management believes it is not material to any period affected. Since the amortization of the additional discount resulted in non-cash interest expense, there was no impact on the cash flows of the Company for the fiscal years ended June 30, 2004.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — CONVERTIBLE NOTES AND DEBENTURES — (Continued)

August 2002 Note, as Amended

      During August 2002, we executed a $500,000, 90 day Note with Isosceles Fund Limited. The Note bore interest at 8% and was secured by 250,000 shares of our common stock. In connection with this transaction, we issued 5,387 common stock purchase warrants exercisable at $5.30 per share for a period of three years. In November 2002, the Note was amended to eliminate the fixed maturity date and make the Note payable within three business days following demand. The Note was also amended to provide for conversion of outstanding principal and interest into shares of our common stock at a price of $1.75 per share in lieu of cash at Isosceles’ option. As a result of our subsequent financing transactions, this conversion price was reduced to $0.56. Since Isosceles did not elect to convert the Note within 90 days of the amendment, we issued Isosceles 11,650 warrants at $2.50 per share, 11,650 warrants at $3.00 per share, 11,650 warrants at $3.50 per share, 40,625 warrants at $5.00 per share and 37,500 warrants at $6.00 per share. The warrants were exercisable for a three-year period. The fair value of the warrants, which was calculated to be approximately $68,000, was charged to interest expense at the time of issuance. As a result of subsequent financing transactions, the exercise price of these warrants was reduced to $0.56. As a result of the stock purchase warrants issued and the calculated effective conversion price of the Note, a beneficial conversion amount of approximately $485,000 was calculated and charged to interest expense. All of these items charged to interest expense were non-cash items.

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

      Convertible notes and debentures outstanding at June 30, 2006 with an aggregate principal balance of $13,612,500 mature in the succeeding fiscal years as follows:

2007	$687,500
2008	750,000
2009	12,175,000

Total	$13,612,500

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — DEBT

Line of Credit and Short Term Borrowings

      Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $767,000 as of June 30, 2005. Borrowings outstanding under this facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. This overdraft facility expired at the end of February 2006 and there was no outstanding balance at June 30, 2006. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.

      During June 2006, we obtained short term financing of approximately $217,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 8.79%. Principal and interest payments of approximately $25,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $217,000 as of June 30, 2006.

      During August 2005, we obtained short term financing of approximately $52,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bore interest at an effective rate of 7.45%. Principal and interest payments of approximately $5,000 were payable in ten equal monthly installments. This short term was paid in full in May 2006.

      During June 2005, we obtained short term financing of approximately $224,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 6.86%. Principal and interest payments of approximately $26,000 are payable in nine equal monthly installments. This short term financing was paid in full in March 2006. The outstanding balance on this short term borrowing was approximately $224,000 as of June 30, 2005.

Long-Term Debt

      Long-term debt is comprised of the following:

	June 30,
	2006	2005
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$636,948	$631,332
Financing agreement for certain laboratory equipment in Scotland. Monthly payments of principal and interest as described below.	47,332	—
Other financing agreement	8,796	—

	693,076	631,332
Less current portion	(65,811)	(33,228)

	$627,265	$598,104

      Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $637,000 and $631,000 at June 30, 2006 and 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.75% at June 30, 2006 and 5.25% at June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.6 million and $2.3 million as of June 30, 2006 and 2005, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — DEBT — (Continued)

      During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,900, twelve payments of approximately $2,300 and twelve payments of approximately $1,600. The outstanding balance on this borrowing was approximately $47,000 as of June 30, 2006.

      Long-term debt outstanding at June 30, 2006 matures as follows:

2007	$66,000
2008	58,000
2009	39,000
2010	35,000
2011	35,000
Thereafter	460,000

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

      These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued prior to May 1993 under the agreement are payable to DCA as the final payment. From May 1993 through September 2001, we paid royalties under the amended agreement totaling approximately $70,000.

      Royalties owed to DCA of approximately $90,000, based on our human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. These three installments, plus approximately $4,500 in interest, have been paid. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on sales of human alpha interferon on a quarterly basis. For our fiscal years ended June 30, 2006, 2005 and 2004, royalties due under the amended agreement totaled approximately $20,000, $14,000 and $13,000, respectively.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — PREFERRED STOCK

      We are authorized to issue a total of 1,000,000 shares of preferred stock, par value $1.00 per share. Our board of directors may issue preferred stock by resolutions, without any action of our stockholders. These resolutions may authorize issuance of preferred stock in one or more series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Series A Cumulative Convertible Preferred Stock

      We established the 10% Series A cumulative convertible preferred stock in November 1986. We are authorized to issue 375,000 shares of Series A cumulative convertible preferred stock. As of June 30, 2006, there were 2,150 shares of Series A cumulative convertible preferred stock outstanding. Each share of Series A cumulative convertible preferred stock is immediately convertible, at the option of the holder, into .426 shares of our common stock. Dividends on the Series A cumulative convertible preferred stock are cumulative and have priority over dividends, if any, paid on our common stock. These dividends are payable in either cash or shares of our common stock, at our option.

      The Series A cumulative convertible preferred stock has voting rights only if dividends are in arrears for five annual dividends. In such event, owners of Series A cumulative convertible preferred stock have the right to elect two directors. Voting rights terminate upon payment of the cumulative dividends. We may redeem the Series A cumulative convertible preferred stock at any time after expiration of ten consecutive business days during which the bid or last sale price for our common stock is $60.00 per share or higher. There is no mandatory redemption or sinking fund obligation for the Series A cumulative convertible preferred stock.

      Owners of the Series A cumulative convertible preferred stock are entitled to receive $10.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. As of June 30, 2006, the aggregate amount of dividends in arrears on the Series A cumulative convertible preferred stock is approximately $13,000 or approximately $6.05 per share of Series A cumulative convertible preferred stock. This obligation must be satisfied before any distribution or payment is made to holders of our common stock or our other stock junior to the Series A cumulative convertible preferred stock.

Series J Cumulative Convertible Preferred Stock

      We established the Series J 24% cumulative convertible preferred stock in March 2006. We are authorized to issue 60,000 shares of Series J cumulative convertible preferred stock. On March 21, 2006, we completed a private placement of Series J cumulative convertible preferred stock and warrants to purchase shares of our common stock. Gross proceeds from the placement were approximately $5.2 million. We incurred costs of approximately $598,000 in connection with the placement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs were recorded as a reduction in capital in excess of par value.

      As of June 30, 2006, there were 52,150 shares of Series J cumulative convertible preferred stock outstanding. Each share of Series J cumulative convertible preferred stock is immediately convertible, at the option of the holder, into 80 shares of our common stock. Each share of Series J cumulative convertible preferred stock has a stated value equal to $100 and $1.00 par value. The owners of outstanding shares of Series J cumulative convertible preferred stock shall be entitled to receive preferential dividends in cash out of any funds before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any common stock, or other class of stock presently authorized or to be authorized, except for our Series A cumulative convertible preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as discussed below, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by us with gross proceeds equal to or greater than $5 million.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — PREFERRED STOCK — (Continued)

      At such time as we complete a subsequent financing, of either debt or equity, resulting in the receipt of gross proceeds to us of $5 million or more, (a) owners of the Series J cumulative convertible preferred stock may require us to redeem, at the owners’ sole option, all or a portion of their Series J cumulative convertible preferred stock outstanding at such time at the stated value, including any accrued but unpaid dividends, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date) and (b) we may redeem, at our sole option, the Series J cumulative convertible preferred stock outstanding at such time, in their entirety, at the stated value, including any accrued but unpaid dividend, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date).

      We also have the right, at our sole option, (a) to require the owners of the Series J cumulative convertible preferred stock to convert their Series J cumulative convertible preferred stock outstanding at such time, in their entirety, into our common stock at the $1.25 per share conversion price, or (b) to redeem the Series J cumulative convertible preferred stock outstanding at such time, in their entirety, at the stated value, including any accrued but unpaid dividend, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date), but in each such option, only in the event the closing price of our common stock trades at $2.50 per share or higher for at least 10 consecutive trading days.

      The Series J cumulative convertible preferred stock has been recorded as equity rather than a liability, as the right of redemption of the Series J cumulative convertible preferred stock by either the investors or Viragen is contingent upon a subsequent financing for gross proceeds of $5 million or more, which has not occurred and is within Viragen’s control. In addition, it is expected that subsequent financings will be for equity securities as opposed to debt securities.

      For each share of Series J cumulative convertible preferred stock purchased, investors received warrants to purchase 80 shares of common stock at an exercise price of $1.25 per share, subject to adjustment, for a term of five years from the date of issuance. The warrants include a cashless exercise provision. No redemption rights for the warrants are provided to either Viragen or the investors.

      The relative fair value of the warrants issued in connection with the Series J cumulative convertible preferred stock was calculated to be approximately $930,000 using a Black-Scholes valuation model resulting in a discount to the Series J cumulative convertible preferred stock. This relative fair value was presented as an increase in our net loss attributable to our common stock. The full amount of the discount was recognized at the date of issuance because the Series J cumulative convertible preferred stock is immediately convertible and is not subject to mandatory redemption.

      The Series J cumulative convertible preferred stock has no voting rights, except if we should amend our certificate of incorporation and such amendment would: (a) change the relative seniority rights of the owners of the Series J cumulative convertible preferred stock as to the payment of dividends in relation to the holders of any other of our capital stock, or create any other class or series of capital stock entitled to seniority as to the payment of dividends in relation to the owners of the Series J cumulative convertible preferred stock; (b) reduce the amount payable to the owners of the Series J cumulative convertible preferred stock upon our voluntary or involuntary liquidation, dissolution or winding up, or change the relative seniority of the liquidation preferences of the owners of the Series J cumulative convertible preferred stock to the rights upon liquidation of the holders of our other capital stock, or change the dividend rights of the owners of the Series J cumulative convertible preferred stock; (c) cancel or modify the conversion rights of the owners of the Series J cumulative convertible preferred stock; or (d) cancel or modify the rights of the owners of the Series J cumulative convertible preferred stock.

      Owners of the Series J cumulative convertible preferred stock are entitled to receive $100.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. As of June 30, 2006, the aggregate amount of dividends in arrears on the Series J cumulative convertible preferred stock is approximately $350,000 or approximately $6.71 per share of Series J cumulative convertible preferred stock. This obligation must be satisfied before any distribution or payment is made to holders of our common stock or our other stock junior to the Series J cumulative convertible preferred stock.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — PREFERRED STOCK — (Continued)

      Owners of the Series J cumulative convertible preferred stock have additional conversion rights that trigger upon our merging into another company. If, as a result of the merger, we are not the surviving entity and the merger does not terminate the conversion rights of the Series J cumulative convertible preferred stock, then after the merger the owners of the Series J cumulative convertible preferred stock have the right to convert their shares in the common stock of the surviving corporation.

      Owners of the Series J cumulative convertible preferred stock have similar rights if we sell all or substantially all of our assets. If, in addition to selling substantially all of our assets, the transaction also involves selling our common stock or receiving common stock from the buyer and the agreement does not terminate the conversion rights of the owners of the Series J cumulative convertible preferred stock, then after the sale the owners of the Series J cumulative convertible preferred stock have the right to convert their shares into the common stock sold or received under the transaction.

      Dawson James Securities, Inc. served as placement agent for the transaction, and received a placement agent cash fee of 8% of monies raised and a non-accountable expense fee of an additional 2% of monies raised. The placement agent also received warrants to purchase 667,520 shares of our common stock (8% of the shares issuable upon conversion of the Series J cumulative convertible preferred stock and exercise of the related warrants). The placement agent warrants are exercisable at $1.25 per warrant share for a 60-month period.

      Resale of the shares issuable upon conversion of the Series J cumulative convertible preferred stock and exercise of the related warrants is registered under our Form S-3 registration statement (File No. 333-133397) filed with the Securities and Exchange Commission, which was declared effective on May 23, 2006. If we are unable to maintain the effectiveness of the registration statement related to the Series J cumulative convertible preferred stock, we are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the Series J cumulative convertible preferred stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

NOTE G — CAPITAL STOCK

Common Stock

      As of June 30, 2006, there were 45,765,687 shares of our common stock outstanding and 34,709,366 shares of our common stock issuable upon exercise or conversion of the following securities:

Convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	11,476,194

Convertible debentures (convertible at $1.05 per share through September 2008)	1,488,096

Debt and equity offering warrants (exercisable at a weighed average price of $1.13 per share through March 2011)	16,424,877

Officers, employees, and directors options (exercisable at a weighted average price of $1.58 per share through March 2014)	1,139,783

Consultant warrants (exercisable at a weighted average price of $38.70 per share through February 2009)	7,500

Convertible preferred stock, Series A	916

Convertible preferred stock, Series J (convertible at $1.25 per share)	4,172,000

34,709,366

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — CAPITAL STOCK — (Continued)

      On December 15, 2005, our stockholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue to 250 million.

      On June 11, 2004, our stockholders approved an amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of our outstanding common stock and change the number of shares of common stock that Viragen is authorized to issue to 100 million from 70 million. The split became effective on June 15, 2004.

      During our fiscal year ended June 30, 2006, we issued approximately 7.57 million shares of our common stock upon conversion of our outstanding convertible notes at $1.05 per share. We also issued an aggregate of approximately 1.11 million shares of our common stock at prices ranging from $0.49 to $0.61 per share as payment of quarterly interest totaling approximately $592,000 on our outstanding convertible notes.

      During our fiscal year ended June 30, 2005, we issued approximately 519,000 shares of our common stock valued at $0.67 per share as payment of quarterly interest totaling $350,000 on our outstanding convertible notes.

      During our fiscal year ended June 30, 2004, we sold approximately 4.55 million shares of our common stock to institutional investors at prices ranging from $2.00 to $2.24 per share for an aggregate amount of approximately $8.92 million, net of finders fees and related expenses. In connection with these transactions, we also issued approximately 1.15 million common stock purchase warrants with exercise prices ranging from $2.00 to $2.80 per share. The exercise price of these warrants was subsequently reduced to $0.49 per share as a result of the issuance of shares or our common stock below those exercise prices.

      During our fiscal year ended June 30, 2004, we issued approximately 3.67 million shares of our common stock upon conversion of outstanding convertible debentures. These shares were issued at prices ranging from $2.00 to $3.17 per share.

      During our fiscal year ended June 30, 2004, we issued approximately 2.44 million shares of our common stock upon the exercise of common stock purchase warrants at prices ranging from $0.56 to $2.24 per share resulting in net proceeds to us of approximately $3.78 million.

      Subsequent to June 30, 2006, we issued an aggregate of approximately 1.43 million shares of our common stock upon conversion of $1.50 million of our outstanding convertible notes at $1.05 per share. We also issued an aggregate of approximately 533,000 shares of our common stock valued at $0.40 per share as payment of quarterly interest totaling approximately $211,000 on our outstanding convertible notes.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES

      Viragen, Inc. and its majority-owned subsidiaries, as defined by the Internal Revenue Code, file consolidated federal and state income tax returns, except for Viragen International, Inc., which files its own separate US income tax return.

      For financial reporting purposes, loss before income taxes and minority interest includes the following components:

	Year Ended June 30,
	2006	2005	2004
U.S.	$(11,513,307)	$(21,262,050)	$(14,048,621)
Foreign	(6,745,418)	(6,609,723)	(5,611,295)

	$(18,258,725)	$(27,871,773)	$(19,659,916)

      The components of Viragen’s income tax benefit are as follows:

	June 30,
	2006	2005	2004
Current:
Foreign	$—	$—	$—
U.S.	—	—	—

	—	—	—

Deferred:
Foreign	—	—	—
U.S.	43,828	43,828	43,828

	43,828	43,828	43,828

Total income tax benefit	$43,828	$43,828	$43,828

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Viragen’s deferred income tax liabilities and assets as of June 30, 2006 and 2005 are as follows:

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$47,883,000	$43,633,000
Research and development credits	953,000	947,000
Deferred compensation	11,000	209,000
Accrued liabilities	207,000	132,000
Other	89,000	86,000

Total deferred tax assets	49,143,000	45,007,000
Valuation allowance for deferred tax assets	(49,080,000)	(44,576,000)

Net deferred tax assets	63,000	431,000

Deferred tax liabilities:
Fixed assets	(63,000)	(431,000)
Identifiable intangibles	(413,000)	(457,000)

Total deferred tax liabilities	(476,000)	(888,000)

Net deferred tax liability	$(413,000)	$(457,000)

      The change in the valuation allowance was a net increase of approximately $4,504,000, $7,886,000 and $5,477,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

      Viragen has undergone two ownership changes, as defined by Internal Revenue Code Section 382, which may cause the utilization of the net operating losses and tax credits to be limited. The effects of these limitations have not been calculated at this time.

      Viragen has net operating loss and tax credit carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating
Losses	Tax Credits	Expiration
$2,867,000	$—	2007—2009
12,606,000	—	2010—2012
75,768,000	953,000	2013—2026

$91,241,000	$953,000

      At June 30, 2006, Viragen International has U.S. net operating loss carry-forwards totaling approximately $8.7 million expiring between 2007 and 2026, which are included in the table above. At June 30, 2006, Viragen (Scotland) had approximately $27.3 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Scotland. At June 30, 2006, ViraNative had approximately $19.2 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Sweden.

      For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax assets related to these carry-forwards.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES — (Continued)

      The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to our consolidated net loss before income taxes and minority interest is as follows:

	Year Ended June 30,
	2006	2005	2004
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(1.63)	(1.85)	(3.63)
Benefit of lower foreign tax rates	1.99	1.38	1.54
Goodwill impairment	—	8.46	—
Non-deductible items	6.17	0.13	0.20
Change in valuation allowance	24.67	28.29	27.86
Tax return true-up	(1.12)	(3.83)	—
Other	3.68	1.26	7.81

	(0.24)%	(0.16)%	(0.22)%

      Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom.

NOTE I — TRANSACTIONS WITH RELATED PARTIES

      As of June 30, 2006, we have a receivable of approximately $26.7 million from our majority-owned subsidiary, Viragen International. This amount does not show in our consolidated balance sheet because Viragen International is consolidated with Viragen for financial reporting purposes. Historically, this balance has been settled by the issuance of shares of Viragen International common stock to Viragen at the then prevailing market price.

      On August 31, 2004, we contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of Viragen International’s common stock was $0.18 per share as quoted on the over-the-counter bulletin board. We received 5,555,556 shares of Viragen International common stock for the capital contribution, which increased our ownership in Viragen International to approximately 81.2% from 79.7% at that time.

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

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — TRANSACTIONS WITH RELATED PARTIES — (Continued)

      During our fiscal year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to us by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other expense (income), net line item of our consolidated statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to us. Beginning in our fiscal year ended June 30, 2002, Viragen (Scotland) began gradually settling the liability by charging us for services performed on our behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to us in prior periods and the liability been remeasured at then current exchange rates, the impact on our consolidated statements of operations would not have been material and there would have been no effect on total stockholders’ (deficit) equity as such currency gains are reclassifications from accumulated other comprehensive income.

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

      Mr. Carl Singer receives $100,000 per year for his services as chairman of the board of Viragen and chairman of Viragen’s executive committee. Mr. Singer serves as chairman of the board of Fundamental Management Corporation, a Florida-based institutional investment company, which manages two investment funds that own less than 1.0% of our outstanding common stock. Mr. Robert Salisbury, a director of Viragen, serves as a director of Fundamental Management Corporation. Mr. Salisbury and Mr. Charles Simons, a director of Viragen, are investors in the funds managed by Fundamental Management Corporation.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — TRANSACTIONS WITH RELATED PARTIES — (Continued)

      Peter Fischbein, a former director, exercised options to purchase 20,000 shares of Viragen common stock at $5.00 per share during October 1998. These options were exercised through the payment of $2,000 cash and the issuance of a promissory note payable to Viragen totaling $98,000, and related pledge and escrow agreements. This promissory note accrued interest at 5.06%, payable semi-annually, and was secured by the underlying shares of common stock purchased. During February 2000, Mr. Fischbein exercised options to purchase an additional 2,500 shares of Viragen common stock at $5.00 per share through the issuance of another promissory note payable to Viragen totaling $12,500 and related pledge and escrow agreements. This promissory note accrued interest at 6.46% payable semi-annually. The shares of common stock purchased are being held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. In January 2004, Mr. Fischbein consolidated his October 1998 and February 2000 notes by issuing a two year promissory note payable to Viragen totaling approximately $114,000. This promissory note accrued interest at 3.5%, payable semi-annually, and was secured by the underlying common stock purchased. Effective January 1, 2006, Mr. Fischbein executed a new promissory note providing for the immediate payment of accrued interest and $10,000 in principal. Thereafter, principal of $10,000 and accrued interest on the outstanding balance shall be paid on each six-month anniversary of the effective date of the promissory note for five consecutive semi-annual payments. Thereafter, principal of $15,000 and accrued interest on the outstanding balance shall be paid on each six-month anniversary of the effective date of the promissory note with the remaining principal amount and accrued interest payable on the fourth annual anniversary of the effective date of the promissory note. This promissory note accrues interest at 3.5% and is secured by the underlying common stock purchased. As of June 30, 2006, the uncollateralized portion of the promissory note has been reserved.

      During May 1999, Charles F. Fistel, a former officer, exercised options totaling 41,000 shares. These options were all exercised through the issuance of promissory notes payable to Viragen totaling $145,000, and related pledge and escrow agreements. The promissory notes bear interest at 5.15%, payable semi-annually, and were secured by the underlying shares of common stock purchased. The shares of common stock purchased were held in escrow, pending payment of the related notes pursuant to the provisions of the pledge and escrow agreements. Mr. Fistel paid $30,000 of the principal on his promissory notes, plus related interest, during March 2000. A pro-rated number of escrowed shares of common stock were released to Mr. Fistel upon receipt of his payment. On June 30, 2003, we reserved the uncollaterized portion of these notes totaling approximately $47,000, based on the closing price of our stock on that date. In February 2004, following default on these promissory notes, we reclaimed the 31,000 shares of common stock held in escrow. These shares of common stock were valued at $2.60 per share, the then market price. This resulted in an $80,600 reduction of the outstanding principal on the notes. In May 2004, Mr. Fistel’s outstanding principal was further reduced by $22,000 as a result of his surrendering to Viragen 100,000 shares of Viragen USA valued at $0.22 per share. The outstanding balance on this note is fully reserved as of June 30, 2006.

NOTE J — COMMITMENTS

Lease agreements

      In November 1996, we entered into a ten year lease commencing April 1997 for a 14,800 square foot facility in Plantation, Florida. This facility contains our domestic administrative and executive offices. Current monthly rental on the property, including common area maintenance charges and applicable taxes, is approximately $31,000. The lease contains an option for up to two additional five-year terms.

      In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $35,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006 and we intend to extend the lease for an additional five years. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $9,000. This sublease income is included in the other expense (income), net line item of our consolidated statement of operations.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — COMMITMENTS — (Continued)

      Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden under two separate leases. One of the leases representing approximately 21,000 square feet was recently renewed through March 2009 at a total lease cost of approximately $28,000 per month. The initial stages of the manufacture of Multiferon® are conducted in this facility. The other lease representing approximately 4,500 square feet of office space at a total lease cost of approximately $6,000 per month will expire in December 2006 and not be renewed.

      During the years ended June 30, 2006, 2005, and 2004, Viragen recognized rent expense and related charges on facilities of approximately $1,136,000, $1,169,000, and $1,121,000, respectively.

      We have entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months from origination. The aggregate base quarterly rental payment on these leases is approximately $15,000.

      The approximate minimum rental payments required under our facility and equipment lease agreements with remaining terms of at least one year as of June 30, 2006 are as follows:

Year ended June 30,	Amount
2007	$1,115,000
2008	775,000
2009	680,000
2010	431,000
2011	427,000
After 2011	109,000

Employment Contracts

      Viragen has entered into employment agreements with certain officers and employees. As of June 30, 2006, the future commitment under these agreements, which run through March 2007, is approximately $413,000

Viragen International

      In connection with the acquisition of ViraNative by Viragen International discussed in Note B, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and European Union regulatory authorities for the use, sale and marketing of Multiferon® in European Union member countries, one of which must be Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the European Union for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the United State of America.

      If and as each of these milestones is met, additional shares of Viragen International will be issued.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — CONTRIBUTION

      During our fiscal year ended June 30, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. In July 2005, the amount we would have been required to repay decreased to 70% of the contribution. In July 2006, 2007 and 2008, the amount we could be required to repay will decrease to 45%, 25% and 10%, respectively, of the contribution. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

NOTE L — LEGAL SETTLEMENT

      In March 2006, we received a $300,000 settlement relating to (a) legal fees awarded to us in connection with a 1997 lawsuit filed against us that was resolved by the court in our favor in 2002 and (b) a malicious prosecution and conspiracy action that we filed against the plaintiff and plaintiff’s counsel in the 1997 lawsuit. This amount was record in other expense (income), net in our consolidated statement of operations. We are not currently a party to any legal proceedings.

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

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

      In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning July 1, 2007. We believe the adoption of FIN No. 48 will not have a material effect on our consolidated financial statements.

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — GEOGRAPHIC AND SEGMENT INFORMATION

      We define geographical regions as countries in which we operate. We operate extensively through our majority owned subsidiary, Viragen International, Inc., and its wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities. In our corporate headquarters located in Plantation, Florida, we conduct only administrative activities.

      The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,
Region	2006	2005
United Kingdom	$1,562,258	$2,753,551
Sweden	8,607,753	8,100,801
United States	280,945	202,508

	$10,450,956	$11,056,860

      Our product sales are currently derived from the sale of human alpha interferon. All of our product sales for 2006, 2005 and 2004 have been to external customers located outside of the United States. Product sales are attributed to external customers in individual countries based on the location of the customer.

      The following table illustrates product sales by country:

	Year ended June 30,
Country	2006	%	2005	%	2004	%
Sweden	$220,950	56.5	$156,489	56.1	$140,320	52.7
Germany	48,373	12.4	43,946	15.8	44,906	16.9
Indonesia	27,125	6.9	32,094	11.5	45,188	17.0
Mexico	33,020	8.4	24,661	8.9	35,723	13.4
South Africa	41,483	10.6	14,048	5.0	—	—
Other	20,262	5.2	7,546	2.7	—	—

	$391,213		$278,784		$266,137

VIRAGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — UNAUDITED QUARTERLY FINANCIAL INFORMATION

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

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2006
Product sales	$85,186	$116,973	$98,643	$90,411
Cost of sales	456,829	570,062	681,394	719,803
Net loss	(5,048,450)	(4,620,863)	(3,655,085)	(4,890,499)
Net loss attributable to common stock	(5,048,987)	(4,621,401)	(4,623,016)	(5,203,080)
Basic and diluted net loss per share of common stock	$(0.14)	$(0.11)	$(0.10)	$(0.11)
Weighted average common shares — basic and diluted	37,359,416	40,817,497	44,237,680	45,748,658

Fiscal 2005
Product sales	$30,417	$52,548	$80,078	$115,741
Cost of sales	476,260	754,352	604,944	775,850
Net loss	(4,320,890)	(3,587,432)	(4,844,756)	(13,454,628)
Net loss attributable to common stock	(4,321,427)	(3,587,970)	(4,845,293)	(13,455,166)
Basic and diluted net loss per share of common stock	$(0.12)	$(0.10)	$(0.13)	$(0.36)
Weighted average common shares — basic and diluted	36,568,385	36,568,385	36,568,385	37,087,677

      During the quarter ended September 30, 2005, we recorded a net write-down of our finished goods inventory of approximately $91,000. During the quarter ended December 31, 2005, we recorded an additional write-down of our finished goods inventory of approximately $104,000. During the quarter ended March 31, 2006, we received $300,000 in recovery of legal fees and settlement of litigation. During the quarter ended June 30, 2006, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland.

      During the quarter ended December 31, 2004, we recorded a write-down of our finished goods inventory of approximately $540,000. During the quarter ended June 30, 2005, we recorded an additional write-down of our finished goods inventory of approximately $181,000 as well as an impairment of our goodwill of approximately $6.9 million.

INDEX OF EXHIBITS

      As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

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