Form 10-Q
period 2006-09-30
VIRAGEN INC
filed 2006-11-14
CIK 353482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 120,285,104 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Product sales	$73,567	$85,186

Costs and expenses
Cost of sales	559,429	456,829
Inventory write-down, net	—	90,622
Research and development	922,069	1,009,530
Selling, general and administrative	1,472,157	1,741,557
Amortization of intangible assets	41,740	39,463
Interest expense	729,984	1,859,662
Other income, net	(204,034)	(53,070)

Loss before income taxes	(3,447,778)	(5,059,407)

Income tax benefit	(10,957)	(10,957)
Minority interest	379,787	—

Net loss	(3,816,608)	(5,048,450)
Deduct required dividends on convertible preferred stock, Series A	537	537
Deduct required dividends on convertible preferred stock, Series J	315,472	—

Net loss attributable to common stockholders	$(4,132,617)	$(5,048,987)

Basic and diluted net loss per share of common stock, after deduction for dividends on preferred stock	$(0.09)	$(0.14)

Weighted average common shares - basic and diluted	46,859,944	37,359,416

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$537,134	$443,115
Accounts receivable	56,489	71,107
Inventories	1,861,339	1,821,676
Prepaid expenses	811,178	589,131
Other current assets	249,540	597,981

Total current assets	3,515,680	3,523,010
Property, plant and equipment
Land, building and improvements	4,859,651	4,797,337
Equipment and furniture	4,097,178	4,013,694

	8,956,829	8,811,031
Less accumulated depreciation	(4,242,301)	(3,999,958)

	4,714,528	4,811,073
Goodwill	3,907,566	3,890,415
Developed technology, net	1,514,134	1,548,601
Deposits and other assets	132,482	200,867

	$13,784,390	$13,973,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,751,097	$916,001
Accrued expenses and other liabilities	1,649,631	1,640,903
Current portion of convertible notes and debentures	485,131	453,918
Short term borrowings	70,969	217,321
Current portion of long-term debt	203,325	65,811

Total current liabilities	4,160,153	3,293,954
Convertible notes and debentures, less current portion	9,844,394	11,145,816
Long-term debt, less current portion	628,738	627,265
Deferred income tax liability	401,756	412,712
Royalties payable	107,866	107,866

Subsidiary redeemable preferred stock	779,292	—

Commitments and contingencies

Stockholders’ deficit
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at September 30, 2006 and June 30, 2006. Liquidation preference value: $10 per share, aggregating $21,500 at September 30, 2006 and June 30, 2006	2,150	2,150
Convertible Series J 24% cumulative convertible preferred stock, $1.00 par value. Authorized 60,000 shares; 52,150 shares issued and outstanding at September 30, 2006. Liquidation preference value: $100 per share, aggregating $5,215,000 at September 30, 2006 and June 30, 2006	5,215,000	5,215,000
Common stock, $.01 par value. Authorized 250,000,000 shares at September 30, 2006 and at June 30, 2006; 47,726,773 shares issued and outstanding at September 30, 2006; 45,765,687 shares issued and outstanding at June 30, 2005	477,268	457,657
Capital in excess of par value	159,499,130	155,989,343
Accumulated deficit	(170,309,220)	(166,176,603)
Accumulated other comprehensive income	2,977,863	2,898,806

Total stockholders’ deficit	(2,137,809)	(1,613,647)

	$13,784,390	$13,973,966

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(3,816,608)	$(5,048,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,989	215,148
Amortization of intangible assets	41,740	39,463
Inventory write-down, net	—	90,622
Net (gain) loss on foreign exchange remeasurement	(11,043)	106,600
Compensation expense on stock options and warrants	4,251	4,800
Amortization of discount on convertible debentures and promissory notes	417,291	1,305,129
Amortization of deferred financing costs	77,466	195,528
Deferred income tax benefit	(10,957)	(10,957)
Minority interest	379,787	—
Increase (decrease) relating to operating activities from:
Accounts receivable	15,193	8,839
Inventories	(31,844)	291
Prepaid expenses	95,163	88,098
Other current assets	81,459	110,610
Accounts payable	831,556	(6,686)
Accrued expenses and other liabilities	(227,974)	38,354
Other	11,000	—

Net cash used in operating activities	(1,961,531)	(2,862,611)

INVESTING ACTIVITY
Additions to property, plant and equipment	—	(187,271)

Net cash used in investing activity	—	(187,271)

FINANCING ACTIVITIES
Proceeds from sale of subsidiary preferred stock and common stock, net	2,337,827	—
Proceeds from sale of convertible debentures and warrants, net	—	1,194,895
Payments on convertible debentures	(187,500)	—
Payments on short term borrowings	(76,935)	(83,530)
Payments on long-term debt	(19,777)	(8,551)

Net cash provided by financing activities	2,053,615	1,102,814
Effect of exchange rate fluctuations on cash and cash equivalents	1,935	(110,987)

Increase (decrease) in cash and cash equivalents	94,019	(2,058,055)
Cash and cash equivalents at beginning of period	443,115	6,885,537

Cash and cash equivalents at end of period	$537,134	$4,827,482

During the three months ended September 30, 2006 and 2005, we had the following non-cash financing activities:

	Three Months Ended September 30,
	2006	2005
Conversion of convertible notes into common stock	$1,500,000	$1,750,000
Purchase of insurance with note payable	62,939	51,554
Purchase of equipment with notes payable	21,988	—

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

As of September 30, 2006, we owned approximately 77.0% of Viragen International, Inc. Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

The accompanying unaudited interim consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. Minority interest, which is shown in our consolidated condensed statement of operations, represents the minority stockholders’ share of the net loss of Viragen International and dividends on Viragen International’s preferred stock. During our fiscal year ended June 30, 2005, stockholders’ equity of Viragen International decreased to a deficit position. Because the minority stockholders are not required to fund the deficit, we ceased attributing a portion of Viragen International’s losses to the minority stockholders at that time. Since then, we have absorbed 100% of Viragen International’s losses and will continue to do so until Viragen International has positive stockholders’ equity.

The accompanying unaudited interim consolidated condensed financial statements for Viragen, Inc. have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission. These statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

During the three months ended September 30, 2006 we incurred a net loss of approximately $3.8 million. During our fiscal years ended June 30, 2006, 2005 and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million and $18.2 million, respectively, and had an accumulated deficit of approximately $170.3 million as of September 30, 2006 and a stockholders’ deficit of approximately $2.1 million as of September 30, 2006. Additionally, we had a cash balance of approximately $537,000 and a working capital deficit of approximately $644,000 at September 30, 2006. We anticipate additional future losses as we commercialize our human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals.

As discussed in Note O, subsequent to September 30, 2006, we received net proceeds of approximately $17.0 million from an underwritten public offering. However, approximately $11.5 million of these proceeds were utilized to redeem our Series J cumulative convertible preferred stock and Viragen International’s outstanding preferred stock, including accrued and unpaid dividends and the retirement of a portion of our convertible debentures. We believe that the proceeds from this offering will provide sufficient cash to support our operations through February 2007. However, we will require substantial additional capital to support our operations subsequent to February 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our shares being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan. While we completed our underwritten public offering in November 2006 with net proceeds of approximately $17.0 million, we do not currently comply with AMEX’s continued listing criteria and absent additional equity financing or an increase in equity from other sources, we will not be in compliance with the AMEX’s continued listing criteria upon the expiration of our listing extension.

In the event our securities is delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated condensed statement of operations for the three months ended September 30, 2006 and 2005 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was approximately $4,000 and $5,000, respectively. As of September 30, 2006, there are 50,000 outstanding stock options that have not vested and the amount of unrecognized stock-based compensation for these stock options is approximately $43,000, which will be recognized on a straight-line basis over the next ten quarters.

Our 1995 Stock Option Plan, which was adopted in May 1995 and amended in September 1995, authorized the grant of stock options to officers, directors, employees and consultants for up to 400,000 shares of Viragen common stock. Stock options granted under the 1995 Stock Option Plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The 1995 Stock Option Plan expired in May 2005. This expiration did not affect the validity of outstanding stock options previously granted under the plan.

Our 1997 Stock Option Plan, adopted in February 1997 with a 10-year life, authorized the grant of stock options to officers, directors, employees and consultants for up to 300,000 shares of common stock. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock authorized to 400,000 shares. Stock options granted under the plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The maximum term of any option granted under the plan is ten years. At September 30, 2006, approximately 162,000 shares were available for issuance under the 1997 Stock Option Plan.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued 843,000 stock options to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. However, no shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders. Therefore, no measurement date can be established under SFAS No. 123(R). Accordingly, no stock-based compensation expense has been recognized in our consolidated condensed statement of operations for the three months ended September 30, 2006 in connection with this issuance of options. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting. Following, and subject to, stockholder approval of the Viragen 2006 Equity Compensation Plan, we will recognize the fair value of the options granted under the provisions of SFAS No. 123(R).

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

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the three months ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000. The insurance proceeds were collected in October 2005.

Inventories consisted of the following at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Finished product	$509,774	$558,995
Work in process	993,021	899,945
Raw materials and supplies	358,544	362,736

Total inventories	$1,861,339	$1,821,676

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

The goodwill reported in our consolidated balance sheets as of September 30, 2006 and June 30, 2006 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2006:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	17,151

Balance as of September 30, 2006	$3,907,566

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. We periodically evaluate the acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

The developed technology intangible asset reported in our consolidated balance sheets as of September 30, 2006 and June 30, 2006 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of September 30, 2006 and June 30, 2006 is as follows:

	September 30, 2006	June 30, 2006

Developed technology	$2,340,025	$2,329,754
Accumulated amortization	(825,891)	(781,153)

Developed technology, net	$1,514,134	$1,548,601

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by Viragen International. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $690,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

The developed technology intangible asset is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – CONVERTIBLE NOTES AND DEBENTURES

Details of our convertible notes and debentures outstanding at September 30, 2006 and June 30, 2006 are as follows:

	September 30, 2006	June 30, 2006
Outstanding principal	$11,925,000	$13,612,500
Less discounts	(1,595,475)	(2,012,766)

	10,329,525	11,599,734
Less current portion, net of discounts	(485,131)	(453,918)

Long term portion	$9,844,394	$11,145,816

At September 30, 2006, the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $10.55 million and convertible debentures issued September 15, 2005 with an outstanding principal amount of $1.38 million. At June 30, 2006, the convertible notes and debentures balance was comprised of convertible notes issued on June 18, 2004, with an outstanding principal amount of $12.05 million and convertible debentures issued September 15, 2005 with an outstanding principal amount of $1.56 million.

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

In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three months ended September 30, 2006 and 2005, we recognized approximately $65,000 and $11,000, respectively, as interest expense from the amortization of the original issue discount.

The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and is being amortized to interest expense using the effective interest rate method over the life of the debentures. For the three months ended September 30, 2006 and 2005, we recognized approximately $19,000 and $3,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

We incurred costs of approximately $290,000 in connection with the debentures issued under the September 15, 2005 securities purchase agreement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. For the three months ended September 30, 2006 and 2005, we recognized approximately $33,000 and $6,000, respectively, as interest expense from the amortization of these debt issuance costs.

The debentures are subject to acceleration in the event of our default under the debenture agreements, which events of default include, among others:

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

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

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

During the three months ended September 30, 2006, we made cash payments aggregating $206,000 to the September 15, 2005 convertible debenture holders, which represented three of the 32 monthly installments on these debentures, including the additional 10% premium for principal payments made in cash. As of September 30, 2006, $1.38 million of the principal amount of these convertible debentures remained outstanding. Subsequent to September 30, 2006, we retired $1.17 million of the outstanding principal balance of these debentures with an aggregate payment of $1.46 million, which included a negotiated 25% premium for early retirement of the obligation.

June 2004 Convertible Notes, as amended

On April 1, 2004, we entered into purchase agreements for the issuance and sale of 7% convertible promissory notes due March 31, 2006, and common stock purchase warrants in the aggregate amount of $20 million. The notes were placed with a group of new and returning institutional investors. The $20 million purchase price for the notes and warrants was placed in escrow pending satisfaction of all conditions precedent to closing, including receipt of stockholder approval for the sale of the notes and warrants, as well as a one for ten reverse split of our common stock. On June 11, 2004, our stockholders voted to approve the sale of the notes and a one for ten reverse split of our common stock. On June 18, 2004, we completed the sale of the notes and warrants. Under the terms of these agreements, we received approximately $18.96 million, net of finder’s fees and legal expenses. These agreements also provided for the issuance to the purchasers of an aggregate of 5,357,051 three-year common stock purchase warrants that were exercisable at $1.819 per share. In connection with the April 1, 2004 purchase agreements, we paid a finder’s fee of 5%, or $1 million and issued the finder 80,000 three-year common stock purchase warrants initially exercisable at a price of $1.516 per share.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

On September 15, 2005, we entered into agreements with each of the eight holders of these notes to:

•	extend the maturity date of the notes from March 31, 2006 to August 31, 2008;

•	reduce the conversion price from $1.516 to $1.05 per share. This conversion price, with certain exceptions, is subject to reductions if we enter into additional financing transactions for the sale of our common stock below the public trading price and below the conversion price;

•	provide for mandatory conversion of the notes if the volume weighted average price for our common stock exceeds $2.00 per share for 30 consecutive trading days;

•	amend the adjustment provisions of the notes and the warrants to provide for “full ratchet” rather than “weighted average” adjustments in the event that we issue securities in the future (other than an “exempt issuance” as defined in the notes) for a price of less than the then current conversion price of the notes or 119% of the then current exercise price of the warrants, as the case may be. Full ratchet adjustments reduce the conversion and exercise prices to the lowest price at which we may issue securities in the future. Weighted average adjustments reduce the conversion and exercise prices to a lower price, weighted based upon the average price at which our shares have been sold;

•	expand the definition of “exempt issuance” under the notes and related warrants to exclude from the adjustment provisions of the notes and related warrants, our issuance of shares (a) in a firm commitment public offering by a reputable underwriter, (b) under equity compensation plans approved by a majority of our independent directors or a majority of the non-employee members of a committee of the board, (c) in connection with any future acquisition of the minority interest in Viragen International, Inc. and (d) in connection with strategic transactions not undertaken for the primary purpose of raising capital; and

•	reduce the exercise price of the related warrants to $1.25 per share. As a result of the reduction in the exercise price of the warrants, the holders were entitled to an additional 2.4 million warrants with an exercise price of $1.25 per share.

Interest on the notes remains payable quarterly at an annual rate of 7%. Quarterly interest payments are payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions. The amount of interest on these notes for the three months ended September 30, 2006 at 7% totaled approximately $200,000. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share. Quarterly interest due October 1, 2006 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share.

As a result of the amendments to the notes and our financial condition at that time, the modifications to the notes (which included a reduction of the conversion price and extension on the maturity date) were accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. A modification in a troubled debt restructuring is accounted for prospectively. As a result of the reduced exercise price of the warrants and the issuance of additional warrants on September 15, 2005, we recorded an additional discount of approximately $427,000 on the principal amount of the notes with a corresponding increase to capital in excess of par. This additional discount, together with the unamortized original discount as of the modification date, is being amortized over the new term of the notes using the effective interest rate method.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. The aggregate discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three months ended September 30, 2006 and 2005, we recognized non-cash interest expense from the amortization of this discount of approximately $166,000 and $576,000, respectively. All common stock purchase warrants issued in connection with this transaction remain unexercised as of September 30, 2006.

As a result of the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. This discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three months ended September 30, 2006 and 2005, we recognized non-cash interest expense from the amortization of this discount of approximately $166,000 and $715,000, respectively.

In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three months ended September 30, 2006 and 2005, we recognized interest expense from the amortization of these debt issuance costs of approximately $44,000 and $190,000, respectively.

During the three months ended September 30, 2006, $1.50 million of the principal amount of the notes was converted resulting in the issuance of 1,428,571 shares of our common stock.

These notes may be prepaid at 110% of their face amount, plus the issuance to note holders of additional warrants to purchase the number of shares of our common stock into which the notes would otherwise have been convertible, at an exercise price equal to the prevailing conversion price of the notes. If issued on prepayment, the warrants may be exercised for the period that would have been the remaining life of the notes had they not been prepaid. We also have the right to require note holders to convert their notes, subject to certain limitations, if the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days.

The notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:

•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date;

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore; or

•	our common stock is not eligible to trade on the American Stock Exchange, New York Stock Exchange or NASDAQ.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 130% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any.

Resale of the shares issuable upon conversion or payment of the notes and related interest and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004. If, following the effective date of the registration statement, the registration statement ceases to remain effective or if we fail to deliver unlegended shares to the investors as and when required, we are subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible notes.

NOTE F – DEBT

Short Term Borrowings

During June 2006, we obtained short term financing of approximately $217,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 8.79%. Principal and interest payments of approximately $25,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $146,000 and $217,000 as of September 30, 2006 and June 30, 2006, respectively.

During August 2006, we obtained short term financing of approximately $63,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 9.40%. Principal and interest payments of approximately $7,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $57,000 as of September 30, 2006.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $630,000 and $637,000 at September 30, 2006 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.00% at September 30, 2006 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.5 million and $2.6 million as of September 30, 2006 and June 30, 2006, respectively.

NOTE G – SUBSIDIARY REDEEMABLE PREFERRED STOCK

In August 2006, Viragen International completed a private placement of $315,400 consisting of 3,154 shares of its Series D 24% Cumulative Preferred Stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense fee of approximately $6,000 paid to the placement agent. In September 2006, Viragen International issued and additional 4,547 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000.

Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100 per share. The holders of the Series D cumulative preferred stock are entitled, subject to the terms of Viragen International’s Certificate to Set Forth Designations, Preferences and Rights with respect to its Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen International or the Company, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by Viragen International or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen International or the Company. The holders of the Series D cumulative preferred stock could require Viragen International to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen International or the Company, Viragen International has the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).

Since the Series D cumulative preferred stock is redeemable at the option of the holder, it has been classified outside of the stockholders’ deficit section of our consolidated condensed balance sheet.

In November 2006, upon completion of our firm commitment underwriting in excess of the $7 million redemption threshold, Viragen International redeemed all outstanding shares of its Series D cumulative preferred stock, including the payment of accrued and unpaid dividends.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE H – PREFERRED STOCK

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

Series A Cumulative Convertible Preferred Stock

Viragen established the 10% Series A cumulative convertible preferred stock in November 1986. We are authorized to issue 375,000 shares of Series A cumulative convertible preferred stock. As of September 30 and June 30, 2006, there were 2,150 shares of Series A cumulative convertible preferred stock outstanding. Each share of series A cumulative convertible preferred stock is immediately convertible, at the option of the holder, into .426 shares of our common stock. Dividends on the Series A cumulative convertible preferred stock are cumulative and have priority over dividends, if any, paid on our common stock or subsequently created series’ of preferred stock. These dividends are payable in either cash or shares of our common stock, at our option.

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

Owners of the Series A cumulative convertible preferred stock are entitled to receive $10.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. As of September 30, 2006 and June 30, 2006, the aggregate amount of dividends in arrears on the Series A cumulative convertible preferred stock was approximately $14,000 and $13,000, respectively, or approximately $6.51 and $6.05, respectively, per share of Series A cumulative convertible preferred stock. This obligation must be satisfied before any distribution or payment is made to holders of the common stock or other stock of Viragen junior to the Series A cumulative convertible preferred stock.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE H – PREFERRED STOCK – (Continued)

As of September 30 and June 30, 2006, there were 52,150 shares of Series J cumulative convertible preferred stock outstanding. Each share of Series J cumulative convertible preferred stock is immediately convertible, at the option of the holder, into 80 shares of our common stock. Each share of Series J cumulative convertible preferred stock has a stated value equal to $100 and $1.00 par value. The owners of outstanding shares of Series J cumulative convertible preferred stock shall be entitled to receive preferential dividends in cash out of any funds before any dividend or other distribution is paid or declared and set apart for payment on any shares of any common stock, or other class of stock presently authorized or to be authorized, except for our Series A cumulative convertible preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as discussed below, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by us with gross proceeds equal to or greater than $5 million.

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

The Series J cumulative convertible preferred stock has been recorded as equity rather than a liability, as the right of redemption of the Series J cumulative convertible preferred stock by either the investors or Viragen is contingent upon a subsequent financing for gross proceeds of $5 million or more, which had not occurred as of September 30, 2006, and is within Viragen’s control. In addition, it was expected that subsequent financings will be for equity securities as opposed to debt securities.

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

NOTE H – PREFERRED STOCK – (Continued)

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

Owners of the Series J cumulative convertible preferred stock are entitled to receive $100.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. As of September 30, 2006 and June 30, 2006, the aggregate amount of dividends in arrears on the Series J cumulative convertible preferred stock is approximately $665,000 and $350,000, or approximately $12.75 and $6.71, respectively, per share of Series J cumulative convertible preferred stock. This obligation must be satisfied before any distribution or payment is made to holders of our common stock or our other stock junior to the Series J cumulative convertible preferred stock.

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

NOTE H – PREFERRED STOCK – (Continued)

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

In November 2006, we completed a firm commitment underwriting in excess of the $5 million redemption threshold and all outstanding shares of our Series J cumulative convertible preferred stock were redeemed, including the payment of all related accrued and unpaid dividends.

NOTE I – CAPITAL STOCK

As of September 30, 2006, there were 47,726,773 shares of our common stock outstanding and 32,651,282 shares of our common stock issuable upon exercise or conversion of the following securities:

June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	10,047,622
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	1,309,527
Debt and equity offering warrants (exercisable at a weighted average price of $1.13 per share through March 2011)	15,979,434
Officers, employees, and directors options (exercisable at a weighted average price of $1.56 per share through March 2014)	1,136,783
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Convertible preferred stock, Series A	916
Convertible preferred stock, Series J (convertible at $1.25 per share)	4,172,000

32,651,282

During the three months ended September 30, 2006, we issued an aggregate of approximately 1.43 million shares of our common stock upon conversion of $1.50 million of our convertible notes at $1.05 per share. We also issued an aggregate of approximately 533,000 shares of our common stock valued at $0.40 per share as payment of quarterly interest totaling approximately $211,000 on our convertible notes.

Subsequent to September 30, 2006, we issued an aggregate of approximately 553,000 shares of our common stock valued at $0.60 per share as payment of quarterly interest totaling approximately $200,000 on our convertible notes.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE J – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficit. Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2006	2005
Net loss	$(3,816,608)	$(5,048,450)
Other comprehensive income:
Currency translation adjustment	79,058	50,074

Comprehensive loss	$(3,737,550)	$(4,998,376)

NOTE K – ROYALTY AGREEMENT

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

Royalties owed to DCA of approximately $90,000, based on our human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended September 30, 2006 and 2005, royalties due under the agreement totaled approximately $4,000 and $4,000, respectively. To date, we have paid or accrued royalties on approximately $6.3 million in product sales.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE L – COMMITMENTS

In connection with the acquisition of ViraNative by Viragen International discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

NOTE M – CONTRIBUTION

During our fiscal year ended June 30, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. In July 2005, the amount we would have been required to repay decreased to 70% of the contribution. In July 2006, the amount we would have been required to repay decreased to 45% of the contribution. In July 2007 and 2008, the amount we could be required to repay will decrease to 25% and 10%, respectively, of the contribution. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 for our fiscal year that began on July 1, 2006 did not have an effect on our consolidated financial statements. We have no plans to adopt a voluntary change in accounting principle.

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

(Unaudited)

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE O – SUBSEQUENT EVENT

In November 2006, we completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the American Stock Exchange under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share. This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received approximately $17.0 million. We have utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC.

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

Our executive offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. Our telephone number is (954) 233-8746; our facsimile number is (954) 233-1414. You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. Our common stock and units, consisting of one share of our common stock and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “VRA” and “VRA.U”, respectively. Unless otherwise indicated, references in this report to “we,” “us” and “our” are to Viragen, Inc., and our wholly-owned and majority-owned subsidiaries.

We currently own approximately 77.0% of Viragen International, Inc., whose shares of common stock are traded on the over-the-counter Bulletin Board under the symbol “VGNI.” Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

Forward-Looking Statements

This report contains forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	our failure to achieve significant revenues;

•	our failure to service our debt and preferred stock;

•	our ability to procure additional funding;

•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our failure to develop and commercialize our avian transgenics platform and antibody product candidates;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our products;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	ability of stockholders to effect resales of securities if we are delisted from AMEX;

•	our ability to regain compliance with American Stock Exchange listing standards;

•	the effect of economic conditions generally; and

•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the SEC. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $537,000 in cash and cash equivalents, a working capital deficit of approximately $644,000, an accumulated deficit since inception of approximately $170.3 million and a stockholders’ deficit of approximately $2.1 million. Cash used to fund operations during the three months ended September 30, 2006 totaled approximately $2.0 million.

During the three months ended September 30, 2006, our majority owned subsidiary, Viragen International, received net proceeds of approximately $2.3 million from the sale of its Series C and Series D cumulative preferred stock. These financing transactions are discussed in further detail below. Principal and interest payments on our convertible debentures totaled approximately $188,000 for the three months ended September 30, 2006. Principal and interest payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $97,000 for the three months ended September 30, 2006.

In November 2006, we completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the American Stock Exchange under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share. This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received approximately $17.0 million. We have utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures. We believe the net proceeds from this offering will be sufficient to fund our operations, including those of our subsidiaries, through February 2007.

We will require substantial additional funding to support our operations subsequent to February 2007. As we do not anticipate achieving sufficient cash flows from operations for the foreseeable future, we plan to seek additional capital through equity or debt financings. Additional capital may not be available to us when needed, or upon terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June 2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from debt holders. There can be no assurance that debt holders will provide waivers, if required. Accordingly, if we are unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We have experienced losses and a negative cash flow from operations since inception. During the three months ended September 30, 2006 we incurred a net loss of approximately $3.8 million. During our fiscal years ended June 30, 2006, 2005, and 2004, we incurred significant net losses of approximately $18.2, $26.2 million, and $18.2 million, respectively. We anticipate additional future losses as we commercialize Multiferon® and conduct additional research activities and clinical trials on our product candidates to obtain additional regulatory approvals. In addition, extensive research and development activities, including costly clinical trial expenditures will be necessary to commercialize our antibodies and avian transgenics technology.

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

Based on our operating plans, for the fiscal year ended June 30, 2007, we anticipate the need of approximately $7.0 million for operating activities, $500,000 for investing activities and $100,000 to service our current financing obligations after redemption of our Series J cumulative convertible preferred stock, including the payment of accrued and unpaid dividends, the retirement of a portion of our convertible debentures and redemption of Viragen International’s Series C and D cumulative preferred stock, including the payment of accrued and unpaid dividends. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Series J 24% Cumulative Convertible Preferred Stock

On March 21, 2006, we completed a private placement of our Series J cumulative convertible preferred stock and warrants to purchase shares of our common stock. Gross proceeds from the placement were approximately $5.2 million. We incurred costs of approximately $598,000 in connection with the placement, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs were recorded as a reduction in capital in excess of par value.

As of September 30, 2006, there were 52,150 shares of our Series J cumulative convertible preferred stock outstanding. Each share of Series J cumulative convertible preferred stock, par value $1.00 per share, has a stated value of $100. The holders of outstanding Series J cumulative convertible preferred stock shall be entitled to receive preferential dividends in cash out of any funds of Viragen before any dividend or other distribution is paid or declared and set apart for payment on any shares of any Viragen common stock, or other class of stock presently authorized or to be authorized, except for our Series A cumulative convertible preferred stock, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by us with gross proceeds equal to or greater than $5 million.

At such time as we complete a subsequent financing, of either debt or equity, resulting in the receipt of gross proceeds of $5 million or more, (a) owners of the Series J cumulative convertible preferred stock may require us to redeem, at the owners’ sole option, all or a portion of their Series J cumulative convertible preferred stock outstanding at such time at the stated value, including any accrued but unpaid dividends, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date) and (b) we may redeem, at our sole option, the Series J cumulative convertible preferred stock outstanding at such time, in their entirety, at the stated value, including any accrued but unpaid dividend, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date).

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

In November 2006, upon completion of our firm commitment underwriting in excess of the $5 million redemption threshold, we redeemed all of our outstanding shares of Series J cumulative convertible preferred stock, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $6.5 million.

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

Viragen International was obligated to file a registration statement for the resale of the shares of common stock issued in the offering for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. Viragen International is obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the preferred shares for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement. Viragen International intends to file a registration statement registration statement for the resale of the shares of its common stock issued in connection with its Series C cumulative preferred stock private placement in November 2006. As Viragen International did not file the registration statement by October 15, 2006, they are obligated to pay the investors liquidated damages up to the estimated time of filing of approximately $30,000.

In November 2006, upon completion of our firm commitment underwriting in excess of the $5 million redemption threshold, Viragen International redeemed all outstanding shares of its Series C cumulative preferred stock, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $2.2 million.

Viragen International Series D 24% Cumulative Preferred Stock

In August 2006, Viragen International completed a private placement of $315,400 consisting of 3,154 shares of its Series D 24% Cumulative Preferred Stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense fee of approximately $6,000 paid to the placement agent.

In September 2006, Viragen International issued 4,547 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, Viragen International issued an additional 3,150 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000.

Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100 per share. The holders of the Series D cumulative preferred stock are entitled, subject to the terms of Viragen International’s Certificate to Set Forth Designations, Preferences and Rights with respect to its Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen International or the Company, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by Viragen International or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen International or the Company. The holders of the Series D cumulative preferred stock could require Viragen International to redeem all or a portion of such holder’s Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen International or the Company, Viragen International has the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).

In November 2006, upon completion of our firm commitment underwriting in excess of the $7 million redemption threshold, Viragen International redeemed all outstanding shares of its Series D cumulative preferred stock, including the payment of accrued and unpaid dividends. The total amount paid for the redemption was approximately $1.3 million.

June 2004 Convertible Notes, as amended

On June 18, 2004, we consummated the sale of $20 million in convertible promissory notes and common stock purchase warrants to eight accredited and institutional investors. We received approximately $18.96 million, net of finder’s fees and legal expenses. The notes were due to mature on March 31, 2006. On September 15, 2005, we entered into agreements with each of the eight holders of our convertible promissory notes in the aggregate principal amount of $20 million to:

•	extend the maturity date of the notes from March 31, 2006 to August 31, 2008;

•	reduce the conversion price from $1.516 to $1.05 per share. This conversion price, with certain exceptions, is subject to reductions if we enter into additional financing transactions for the sale of our common stock below the public trading price and below the conversion price;

•	provide for mandatory conversion of the notes if the volume weighted average price for our common stock exceeds $2.00 per share for 30 consecutive trading days;

•	amend the adjustment provisions of the notes and the warrants to provide for “full ratchet” rather than “weighted average” adjustments in the event that we issues securities in the future (other than an “exempt issuance” as defined in the notes) for a price of less than the then current conversion price of the notes or 119% of the then current exercise price of the warrants, as the case may be. Full ratchet adjustments reduce the conversion and exercise prices to the lowest price at which we may issue securities in the future. Weighted average adjustments reduce the conversion and exercise prices to a lower price, weighted based upon the average price at which our shares have been sold;

•	expand the definition of “exempt issuance” under the notes and related warrants to exclude from the adjustment provisions of the notes and related warrants, our issuance of shares (a) in a firm commitment public offering by a reputable underwriter, (b) under equity compensation plans approved by a majority of our independent directors or a majority of the non-employee members of a committee of the board, (c) in connection with any future acquisition of the minority interest in Viragen International, Inc. and (d) in connection with strategic transactions not undertaken with the primary purpose of raising capital; and

•	reduce the exercise price of the related warrants to $1.25 per share. As a result of the reduction in the exercise price of the warrants, the holders were entitled to an additional 2.4 million warrants with an exercise price of $1.25 per share.

Interest on the notes remains payable quarterly at an annual rate of 7%. Quarterly interest payments are payable in cash or, at our option, in shares of our common stock based upon the average market price of our common stock during the 20 consecutive trading days prior to and including the interest payment date, subject to certain conditions. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share. Quarterly interest due October 1, 2006 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share.

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

The notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:

•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date;

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore; or

•	our common stock is not eligible to trade on the American Stock Exchange, New York Stock Exchange or NASDAQ.

If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 110% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any.

During the three months ended September 30, 2006, $1.50 million of the principal amount of the notes was converted resulting in the issuance of 1,428,571 shares of our common stock. As of September 30, 2006, $10.55 million of the principal amount of these convertible notes remained outstanding.

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

During the three months ended September 30, 2006, we made cash payments aggregating approximately $206,000 to the holders of these convertible debentures, which represented three monthly installments, including the additional 10% premium for principal payments made in cash. As of September 30, 2006, $1.38 million of the principal amount of these convertible debentures remained outstanding. Subsequent to September 30, 2006, we retired $1.17 million of the outstanding principal balance of these debentures with an aggregate payment of $1.46 million, which included a negotiated 25% premium for early retirement of the obligation.

The debentures are subject to acceleration in the event of our default under the debenture agreements, which events of default include, among others:

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

American Stock Exchange Notice

We received a deficiency letter from the AMEX dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock and other securities, if approved for listing on AMEX, being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan. While we completed our underwritten public offering in November 2006 with net proceeds of approximately $17.0 million, we do not currently comply with AMEX’s continued listing criteria and absent additional equity financing or an increase in equity from other sources, we will not be in compliance with the AMEX’s continued listing criteria upon the expiration of our listing extension.

In the event our securities are delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.

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

Change in Filer Status

Effective December 31, 2005, we computed our market capitalization in the manner prescribed by rules of the Securities and Exchange Commission. Based upon that computation, our public float was less than $50 million as of December 31, 2005. As a result, SEC rules provide that effective June 30, 2006, we no longer met the SEC’s definition of an “accelerated filer” and, based upon current SEC rules, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the requirement that we provide management’s report on the effectiveness of our internal controls over financial reporting in our annual reports on Form 10-K will be suspended until the earlier of our regaining accelerated filer status or our fiscal year ending June 30, 2008. However, if our public float is greater than $75 million as of December 31, 2006, we would be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which would result in a significant increase in administrative expenses with respect to Section 404 compliance costs, including professional fees.

Results of Operations

Product Sales

For the three months ended September 30, 2006, product sales totaled approximately $74,000 compared to approximately $85,000 for the three months ended September 30, 2005. This decrease in product sales is attributed to a decrease in Multiferon® sales volume in Sweden and Germany, which was offset by an increase in Multiferon® sales volume in Indonesia.

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

There are other challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our product may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $559,000 for the three months ended September 30, 2006 compared to approximately $457,000 for the same period in the prior year. This increase in cost of sales is primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

There were no inventory write-downs during the three months ended September 30, 2006. During the three months ended September 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process inventory to rise above the approved levels for frozen product. Accordingly, we recorded a net write-down of approximately $91,000 of work in process inventory. This loss is net of an insurance recovery of approximately $486,000, which we collected in October 2005.

Research and Development Costs

Our research and development programs include ongoing studies in support of Multiferon®, our avian transgenics platform, two humanized antibodies and potential new product candidates.

Research and development costs include scientific personnel salaries and related expenses, laboratory supplies, consulting fees, contracted research and development, legal services, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended September 30, 2006, research and development costs totaled approximately $922,000 compared to approximately $1.01 million for the three months ended September 30, 2005. Research and development expenses were lower for the three months ended September 30, 2006 due to a decrease in scientific personnel salaries and related expenses, legal services related to intellectual property and laboratory supplies. These cost reductions were partially offset by an increase in consulting fees for regulatory matters.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of Multiferon®, as well as broaden our potential product lines in the areas of avian transgenics and oncology. We anticipate research and development costs will increase over the next 12 months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to generate licensing and sales revenue and to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. For the three months ended September 30, 2006, selling, general and administrative expenses totaled approximately $1.47 million compared to approximately $1.74 million for the three months ended September 30, 2005. This decrease was primarily attributed to a reduction in personnel related expenses and accounting and consulting fees.

Our successful commercialization of Multiferon® will require additional planned clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operating activities.

If we are unsuccessful in obtaining licensing agreements related to the marketing of Multiferon® that provide for third-party marketing support, we anticipate that selling related expenses will increase over the next twelve months. This increase is expected due to the planned expansion of our Multiferon® sales and marketing efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three months ended September 30, 2006, amortization of intangible assets totaled approximately $42,000, compared to approximately $39,000 for the three months ended September 30, 2005. The period over period increase is due to the weakening of the U.S. dollar against the Swedish Krona.

Interest Expense

Interest expense for the three months ended September 30, 2006 totaled approximately $730,000 compared to approximately $1.86 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, interest expense was primarily comprised of principal interest totaling approximately $219,000 and non-cash interest expense related to the amortization of the discounts on our June 2004 convertible notes and September 15, 2005 convertible debentures totaling approximately $493,000. For the three months ended September 30, 2005, interest expense was primarily comprised of principal interest totaling approximately $345,000 and non-cash interest expense related to the amortization of the discounts on our June 2004 convertible notes and September 15, 2005 convertible debentures totaling approximately $1.48 million. The decrease in these components of interest expense is due to a reduction in the outstanding balance on our June 2004 convertible notes due to conversions into shares of our common stock and the extension of the due date on our June 2004 convertible notes in September 2005.

Other Income, net

The primary components of other income, net, are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency, sublease income on certain office space in our facility in Scotland, and gains or losses on the disposal of property, plant and equipment.

Other income, net, for the three months ended September 30, 2006, totaled approximately $204,000 compared to approximately $53,000 for the three months ended September 30, 2005. This increase was primarily due to additional grant income recognized during the current quarter and increased foreign exchange gains. Our foreign exchange gains and losses arise from the remeasurement of British Pound denominated accounts. These increases were partially offset by a reduction in interest income for the three months ended September 30, 2006 due to lower cash balances.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2006 and 2005, our income tax benefit was approximately $11,000. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $402,000 as of September 30, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2006, we had net operating loss carry-forwards of approximately $91.2 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2007 through 2026. These losses may be used to offset taxable income, if any, during those periods. Approximately $15.5 million of this amount will expire by the year 2012. At June 30, 2006, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $27.3 million and $19.2 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated statement of operations for the three months ended September 30, 2006 and 2005 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operation.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued options to purchase an aggregate of 843,000 shares to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. As no shares issuable upon exercise of the options can be issued until the 2006 Equity Compensation Plan is approved by our stockholders, no measurement date can be established under SFAS No. 123(R). Accordingly, no stock-based compensation expense has been recognized in our consolidated condense statement of operations for the three months ended September 30, 2006 in connection with this issuance of options. Following, and subject to stockholder approval of the Viragen 2006 Equity Compensation Plan, we will recognize the fair value of the options granted under the provisions of SFAS No. 123(R). Accounting for stock-based compensation requires the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our consolidated statement of operation. We intend to use the Black-Scholes valuation model and estimates consistent with those we have historically used for pro forma disclosures of stock-based compensation.

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

•	Convertible debt and equity issued with stock purchase warrants. We account for the issuance of and modifications to our convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The determination of the relative fair value of the components of our convertible debt issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense. In addition, the accounting guidance for these transactions is highly complex and evolving. Future interpretations of the existing guidance or newly issued guidance in this area could require us to change our accounting for these transactions.

•	Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 for our fiscal year that began on July 1, 2006 did not have an effect on our consolidated financial statements We have no plans to adopt a voluntary change in accounting principle.

In September 2005, the FASB reported that the EITF postponed further deliberations on Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (EITF No. 05-04), pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our convertible notes and debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF No. 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. Our market risk exposure relates to cash and cash equivalents. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the three months ended September 30, 2006, the U.S. dollar weakened against the British Pound by approximately 3.1% and weakened against the Swedish Krona by approximately 0.4%.

We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on foreign exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of September 30, 2006.

Item 4. Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that (a) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms and (b) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors update similarly titled risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2006. For additional information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, as updated below. See also “Part I. Item 2 — Cautionary Factors That May Affect Future Results” above.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$3.8 million for the three months ended September 30, 2006;

•	$18.2 million for the fiscal year ended June 30, 2006;

•	$26.2 million for the fiscal year ended June 30, 2005; and

•	$18.2 million for the fiscal year ended June 30, 2004.

At September 30, 2006, we had cash on-hand of approximately $537,000, a working capital deficit of approximately $644,000, an accumulated deficit since organization of approximately $170.3 million and a stockholders’ deficit of approximately $2.1 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Subsequent to September 30, 2006, we received net proceeds of approximately $17.0 million from an underwritten public offering. However, approximately $11.5 million of these proceeds were utilized to redeem our Series J cumulative convertible preferred stock and Viragen International’s outstanding preferred stock, including accrued and unpaid dividends and the retirement of a portion of our convertible debentures. We believe that the proceeds from this offering will provide sufficient cash to support our operations through February 2007. However, we will require substantial additional capital to support our operations subsequent to February 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $7.0 million for operating activities, $500,000 for investing activities and $100,000 to service our current financing obligations after redemption of our Series J cumulative convertible preferred stock, including the payment of accrued and unpaid dividends, the retirement of a portion of our convertible debentures and redemption of Viragen International’s Series C and D cumulative preferred stock, including the payment of accrued and unpaid dividends. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our shares being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan. While we completed our underwritten public offering in November 2006 with net proceeds of approximately $17.0 million, we do not currently comply with AMEX’s continued listing criteria and absent additional equity financing or an increase in equity from other sources, we will not be in compliance with the AMEX’s continued listing criteria upon the expiration of our listing extension.

An effective registration statement may not be in place when an investor desires to exercise warrants obtained in our underwritten public offering completed in November 2006, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant obtained in our underwritten public offering completed in November 2006 held by public stockholders or issuable upon exercise of the underwriter’s purchase option will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, while the shares underlying the warrants are currently covered by a current prospectus, we cannot assure you that we will be able to maintain a current prospectus related to the common stock issuable upon exercise of the warrants, and holders would be unable to exercise their warrants and we would not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders or issuable upon exercise of the underwriter’s purchase option may have no value, the market for such warrants may be limited and such warrants may expire worthless. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued to our initial securityholders may be exercisable for unregistered shares of common stock.

If our securities are delisted from AMEX, investors in our underwritten secondary offering completed in November 2006 may engage in resale transactions only in those states in which we registered that offering and certain other jurisdictions for which an applicable exemption from registration exists.

Under the National Securities Markets Improvement Act of 1996, the resale of the units and, once they become separately transferable, the common stock and warrants comprising the units, are exempt from state registration requirements because the securities are listed on AMEX. However, each state retains jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with recapitalization, reorganization, merger or consolidation. If our securities are delisted from AMEX, investors in our underwritten secondary offering completed in November 2006 may engage in resale transactions only in those states in which we registered that offering and certain other jurisdictions for which an applicable exemption from registration exists.

The issuance of our shares upon the exercise or conversion of securities we have outstanding may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of November 10, 2006, there were 120,285,104 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

As of November 10, 2006, there were 99,360,956 shares of our common stock issuable upon exercise or conversion of the following securities. These securities represent approximately 83% of our outstanding shares of common stock as of November 10, 2006.

Convertible preferred stock, Series A	916
Officers, employees, and directors options (exercisable at a weighted average price of $1.54 per share through March 2014)**	1,135,533
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Debt and equity offering warrants (exercisable at a weighted average price of $0.48 per share through October 2011)	87,984,385
June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	10,047,622
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	187,500

99,360,956

**	Includes options to purchase an aggregate of 843,000 shares of our common stock, which were granted in April 2006 under our 2006 Equity Compensation Plan. No shares issuable upon exercise of these options can be issued until our 2006 Equity Compensation Plan is approved by our stockholders. We intend to seek stockholder approval of our 2006 Equity Compensation Plan at our next annual stockholders’ meeting.

Item 6. Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.

Date: November 14, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: November 14, 2006	By:	/s/ Nicholas M. Burke
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