Form 10-Q
period 2006-12-31
VIRAGEN INC
filed 2007-02-14
CIK 353482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 9, 2007, there were 121,407,448 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Product sales	$114,595	$116,973	$188,162	$202,159

Costs and expenses
Cost of sales	627,035	570,062	1,186,464	1,026,891
Inventory write-down, net	1,516,495	103,662	1,516,495	194,284
Research and development	890,184	1,069,283	1,812,253	2,078,813
Selling, general and administrative	1,628,839	1,638,645	3,100,996	3,380,202
Amortization of intangible assets	42,681	37,932	84,421	77,395
Interest expense	1,106,992	1,425,180	1,836,976	3,284,842
Other income, net	(87,740)	(95,971)	(291,774)	(149,041)

Loss before income taxes and minority interest	(5,609,891)	(4,631,820)	(9,057,669)	(9,691,227)
Income tax benefit	(10,957)	(10,957)	(21,914)	(21,914)
Minority interest	593,281	—	973,068	—

Net loss	(6,192,215)	(4,620,863)	(10,008,823)	(9,669,313)

Deduct required dividends on convertible preferred stock, Series A	538	538	1,075	1,075
Deduct required dividends on convertible preferred stock, Series J	586,366	—	901,838	—

Net loss attributable to common stockholders	$(6,779,119)	$(4,621,401)	$(10,911,736)	$(9,670,388)

Basic and diluted net loss per share of common stock, after deduction for dividends on preferred stock	$(0.07)	$(0.11)	$(0.15)	$(0.25)

Weighted average common shares - basic and diluted	94,433,181	40,817,497	70,646,563	39,088,457

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2006	June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$2,343,488	$443,115
Accounts receivable	65,368	71,107
Inventories	664,089	1,821,676
Prepaid expenses	624,635	589,131
Other current assets	196,389	597,981

Total current assets	3,893,969	3,523,010
Property, plant and equipment
Land, building and improvements	5,130,186	4,797,337
Equipment and furniture	4,309,875	4,013,694

	9,440,061	8,811,031
Less accumulated depreciation	(4,611,816)	(3,999,958)

	4,828,245	4,811,073
Goodwill	4,176,265	3,890,415
Developed technology, net	1,574,117	1,548,601
Deposits and other assets	77,288	200,867

	$14,549,884	$13,973,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$988,001	$916,001
Accrued expenses and other liabilities	1,086,420	1,640,903
Current portion of convertible notes and debentures	78,034	453,918
Short term borrowings	112,736	217,321
Current portion of long-term debt	73,216	65,811

Total current liabilities	2,338,407	3,293,954
Convertible notes and debentures, less current portion	9,514,303	11,145,816
Long-term debt, less current portion	654,141	627,265
Deferred income tax liability	390,799	412,712
Royalties payable	107,866	107,866

Commitments and contingencies

Stockholders’ equity (deficit)
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at December 31, 2006 and June 30, 2006. Liquidation preference value: $10 per share, aggregating $21,500 at December 31, 2006 and June 30, 2006	2,150	2,150
Convertible Series J 24% cumulative convertible preferred stock, $1.00 par value. No shares authorized at December 31, 2006; 60,000 shares authorized at June 30, 2006; no shares issued and outstanding at December 31, 2006; 52,150 shares issued and outstanding at June 30, 2006. Liquidation preference value: $100 per share, aggregating $5,215,000 at June 30, 2006	—	5,215,000
Common stock, $.01 par value. Authorized 250,000,000 shares; 120,285,104 shares issued and outstanding at December 31, 2006; 45,765,687 shares issued and outstanding at June 30, 2006	1,202,851	457,657
Capital in excess of par value	173,726,307	155,989,343
Accumulated deficit	(177,088,339)	(166,176,603)
Accumulated other comprehensive income	3,701,399	2,898,806

Total stockholders’ equity (deficit)	1,544,368	(1,613,647)

	$14,549,884	$13,973,966

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(10,008,823)	$(9,669,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,717	412,341
Amortization of intangible assets	84,421	77,395
Inventory write-down, net	1,516,495	194,284
Net loss on foreign exchange remeasurement	6,079	151,357
Compensation expense on stock options and warrants	8,502	8,967
Amortization of discount on convertible debentures and promissory notes	876,978	2,275,858
Amortization of deferred financing costs	221,265	348,297
Deferred income tax benefit	(21,914)	(21,914)
Minority interest	973,068	—
Increase (decrease) relating to operating activities from:
Accounts receivable	10,867	(31,047)
Inventories	(215,213)	(91,878)
Prepaid expenses	79,092	342,026
Other current assets	53,810	602,883
Accounts payable	(10,753)	(48,080)
Accrued expenses and other liabilities	71,439	20,039
Other	11,115	—

Net cash used in operating activities	(5,980,855)	(5,428,785)

INVESTING ACTIVITY
Additions to property, plant and equipment	(14,310)	(338,303)

Net cash used in investing activity	(14,310)	(338,303)

FINANCING ACTIVITIES
Proceeds from sale of units, net	16,919,419	—
Proceeds from sale of subsidiary preferred stock and common stock, net	2,593,650	—
Proceeds from sale of convertible debentures and warrants, net	—	1,194,895
Redemption of preferred stock, Series J	(5,215,000)	—
Redemption of subsidiary preferred stock	(2,885,100)	—
Payment of dividends on preferred stock, Series A	(13,438)	—
Payment of dividends on preferred stock, Series J	(1,251,600)	—
Payment of dividends on subsidiary preferred stock	(692,424)	—
Payments on convertible debentures	(1,384,375)	(62,500)
Payments on short term borrowings	(167,524)	(173,592)
Payments on long-term debt	(38,485)	(35,439)

Net cash provided by financing activities	7,865,123	923,364
Effect of exchange rate fluctuations on cash and cash equivalents	30,415	(154,803)

Increase (decrease) in cash and cash equivalents	1,900,373	(4,998,527)
Cash and cash equivalents at beginning of period	443,115	6,885,537

Cash and cash equivalents at end of period	$2,343,488	$1,887,010

During the six months ended December 31, 2006 and 2005, we had the following non-cash financing activities:

	Six Months Ended December 31,
	2006	2005
Conversion of convertible notes into common stock	$1,500,000	$6,070,000
Purchase of insurance with notes payable	62,939	51,554
Purchase of equipment with notes payable	21,988	84,079

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of therapeutic proteins for the treatment of cancers and viral diseases. Our product and product candidate portfolio includes: Multiferon® (multi-subtype, human alpha interferon) uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases; VG101 (anti-GD3 antibody), a humanized monoclonal antibody that binds selectively to an antigen over-expressed on Stage IV malignant melanoma tumors; VG102 (anti-CD55 antibody), a highly novel humanized monoclonal antibody that binds selectively to an antigen that is over-expressed on nearly all solid tumors; and VG106, a novel anti-cancer therapeutic. We are also pioneering the development of the OVA™ System (Avian Transgenics), with the renowned Roslin Institute, the creators of “Dolly the Sheep”, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of human therapeutic proteins and antibodies, by expressing these products in the egg whites of transgenic hens.

As of December 31, 2006, we owned approximately 77.0% of Viragen International, Inc. Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

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

The accompanying unaudited interim consolidated condensed financial statements for Viragen, Inc. have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission. These statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2007.

During the three and six months ended December 31, 2006 we incurred net losses of approximately $6.2 million and $10.0 million, respectively. During our fiscal years ended June 30, 2006, 2005 and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million and $18.2 million, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $177.1 million and stockholders’ equity of approximately $1.5 million. Additionally, we had a cash balance of approximately $2.3 million and working capital of approximately $1.6 million at December 31, 2006. We anticipate additional future losses as we commercialize our human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals.

We believe we have sufficient cash to support our operations through February 2007. However, we will require substantial additional capital to support our operations subsequent to February 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In the event our capital-raising and revenue-generation efforts are unsuccessful, and unless we obtain payment extensions and voluntary recapitalization of our debt structure, which may involve dilution of existing stockholders, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

We received a deficiency letter from the AMEX dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we did not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, were are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity was less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our shares being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.

If we are unable to restructure our financial obligations and/or secure additional capital prior to March 20, 2007, we will be unable to achieve compliance with the American Stock Exchange’s (AMEX) maintenance criteria prior to the deadline imposed by the AMEX. If we fail to achieve compliance and the AMEX delists our securities, we do not believe we will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of our outstanding convertible debt will have the right to accelerate payment of amounts due to them.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and six months ended December 31, 2006 and 2005 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operations. As of December 31, 2006, there are 50,000 outstanding stock options that have not vested and the amount of unrecognized stock-based compensation for these stock options is approximately $38,000, which will be recognized on a straight-line basis over the next nine quarters.

Our 1995 Stock Option Plan, which was adopted in May 1995 and amended in September 1995, reserved 400,000 shares of Viragen common stock for the grant of stock options to officers, directors, employees and consultants. Stock options granted under the 1995 Stock Option Plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The 1995 Stock Option Plan expired in May 2005. This expiration did not affect the validity of outstanding stock options previously granted under the plan.

Our 1997 Stock Option Plan, adopted in January 1997, reserved 300,000 shares of Viragen common stock for the grant of stock options to officers, directors, employees and consultants. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock reserved under the plan to 400,000 shares. Stock options granted under the 1997 Stock Option Plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The maximum term of any option granted under the 1997 Stock Option Plan is ten years. At December 31, 2006, there were approximately 163,000 shares available under the 1997 Stock Option Plan. The 1997 Stock Option Plan expired on January 27, 2007. The expiration of the 1997 Stock Option Plan did not affect the validity of any outstanding options previously granted under the plan.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued options to purchase an aggregate of 843,000 shares to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. However, no shares issuable upon exercise of the options could be issued until the 2006 Equity Compensation Plan was approved by our stockholders. Therefore, as of December 31, 2006, a measurement date had not been established under the provisions of SFAS No. 123(R). Accordingly, no stock-based compensation expense has been recognized in our consolidated condensed statements of operations for the three and six months ended December 31, 2006 in connection with this issuance of options.

On January 25, 2007, we held our annual stockholders’ meeting where stockholders approved the Viragen 2006 Equity Compensation Plan. Therefore, a measurement date has been established under SFAS No. 123(R) and we are able to quantify and begin recognizing the fair value of the options granted in April 2006, under the provisions of SFAS No. 123(R). Due to the number of variables and estimates involved in computing stock-based compensation expense under the provisions of SFAS No. 123(R), the exact amount of stock-based compensation expense associated with the stock options granted in April 2006 will be calculated and disclosed in our quarterly report for the period ending March 31, 2007.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

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

During the three months ended December 31, 2006, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval. A decision is expected during the first half of calendar 2007.

During the three months ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. During the three months ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES – (Continued)

Inventories consisted of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Finished product	$98,588	$558,995
Work in process	183,335	899,945
Raw materials and supplies	382,166	362,736

Total inventories	$664,089	$1,821,676

Certain raw materials used in the manufacture of Multiferon®, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

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

The goodwill reported in our consolidated balance sheets as of December 31, 2006 and June 30, 2006 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2006:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	285,850

Balance as of December 31, 2006	$4,176,265

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our consolidated balance sheets as of December 31, 2006 and June 30, 2006 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2006 and June 30, 2006 is as follows:

	December 31, 2006	June 30, 2006
Developed technology	$2,500,934	$2,329,754
Accumulated amortization	(926,817)	(781,153)

Developed technology, net	$1,574,117	$1,548,601

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by Viragen International. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $851,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

The developed technology intangible asset is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – CONVERTIBLE NOTES AND DEBENTURES

Details of our convertible notes and debentures outstanding at December 31, 2006 and June 30, 2006 are as follows:

	December 31, 2006	June 30, 2006
Outstanding principal	$10,728,125	$13,612,500
Less discounts	(1,135,788)	(2,012,766)

	9,592,337	11,599,734
Less current portion, net of discounts	(78,034)	(453,918)

Long term portion	$9,514,303	$11,145,816

At December 31, 2006, the convertible notes and debentures balance was comprised of convertible notes issued in June 2004, with an outstanding principal amount of $10.55 million and convertible debentures issued in September 2005 with an outstanding principal amount of approximately $178,000. At June 30, 2006, the convertible notes and debentures balance was comprised of convertible notes issued in June 2004, with an outstanding principal amount of $12.05 million and convertible debentures issued in September 2005 with an outstanding principal amount of $1.56 million.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

September 2005 Convertible Debentures

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

In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three and six months ended December 31, 2006, we recognized approximately $246,000 and $312,000, respectively, as interest expense from the amortization of the original issue discount. This included approximately $219,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and six months ended December 31, 2005, we recognized approximately $71,000 and $82,000, respectively, as interest expense from the amortization of the original issue discount.

The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the debentures and is being amortized to interest expense using the effective interest rate method over the life of the debentures. For the three and six months ended December 31, 2006, we recognized approximately $72,000 and $91,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. This included approximately $64,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and six months ended December 31, 2005, we recognized approximately $21,000 and $24,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

We incurred costs of approximately $290,000 in connection with the issuances of these debentures, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs will be amortized to interest expense over the life of the debentures using the effective interest rate method. For the three and six months ended December 31, 2006, we recognized approximately $125,000 and $158,000, respectively, as interest expense from the amortization of these debt issuance costs. This included approximately $111,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and six months ended December 31, 2005, we recognized approximately $36,000 and $42,000, respectively, as interest expense from the amortization of these debt issuance costs.

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

During the six months ended December 31, 2006, we made cash payments aggregating approximately $237,000 to the September 2005 convertible debenture holders, which represented the monthly installments due on these debentures, including the additional 10% premium for principal payments made in cash. In November 2006, we retired approximately $1.17 million of the outstanding principal balance of these debentures with an aggregate payment of approximately $1.46 million, which included a negotiated 25% premium for early retirement of the obligation.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

Interest on the notes remains payable quarterly at an annual rate of 7% on each January 1, April 1, July 1 and October 1. Interest payments are payable in cash or, at our option, in shares of our common stock based upon the average of the closing AMEX bid prices of our common stock during the 20 consecutive trading days preceding the interest payment date, subject to certain conditions. The amount of interest expense on these notes for the three and six months ended December 31, 2006 at 7% interest totaled approximately $185,000 and $385,000, respectively. The quarterly interest due January 1, 2007 of approximately $185,000 was satisfied through the issuance of 1,122,344 shares of our common stock valued at $0.16 per share. The quarterly interest due October 1, 2006 of approximately $200,000 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

As a result of the amendments to the notes and our financial condition at that time, the modifications to the notes were accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. A modification in a troubled debt restructuring is accounted for prospectively. As a result of the reduced exercise price of the warrants and the issuance of additional warrants on September 15, 2005, we recorded an additional discount of approximately $427,000 on the principal amount of the notes with a corresponding increase to capital in excess of par. This additional discount, together with the unamortized original discount as of the modification date, is being amortized over the new term of the notes using the effective interest rate method.

The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. The aggregate discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and six months ended December 31, 2006, we recognized non-cash interest expense from the amortization of this discount of approximately $71,000 and $237,000, respectively, compared to approximately $440,000 and $1,015,000, for the three and six months ended December 31, 2005, respectively. All common stock purchase warrants issued in connection with this transaction remain unexercised as of December 31, 2006.

As a result of the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes at the date of issuance. This discount is being amortized to interest expense using the effective interest rate method over the life of the notes. For the three and six months ended December 31, 2006, we recognized non-cash interest expense from the amortization of this discount of approximately $71,000 and $237,000, respectively, compared to approximately $439,000 and $1,154,000, for the three and six months ended December 31, 2005, respectively.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three and six months ended December 31, 2006, we recognized interest expense from the amortization of these debt issuance costs of approximately $19,000 and $63,000, respectively, compared to approximately $116,000 and $306,000, for the three and six months ended December 31, 2005, respectively.

During the six months ended December 31, 2006, $1.5 million of the principal amount of the notes was converted resulting in the issuance of 1,428,571 shares of our common stock.

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

The notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:

•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date;

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore; or

•	our common stock is not eligible to trade on the AMEX, New York Stock Exchange or NASDAQ.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – DEBT

Short Term Borrowings

During June 2006, we obtained short term financing of approximately $217,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 8.79%. Principal and interest payments of approximately $25,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $74,000 and $217,000 as of December 31, 2006 and June 30, 2006, respectively.

During August 2006, we obtained short term financing of approximately $63,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 9.40%. Principal and interest payments of approximately $7,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $38,000 as of December 31, 2006.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $665,000 and $637,000 at December 31, 2006 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.50% at December 31, 2006 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $20,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.6 million as of December 31, 2006 and June 30, 2006, respectively.

NOTE G – SUBSIDIARY REDEEMABLE PREFERRED STOCK

Viragen International established its Series D 24% Cumulative Preferred Stock in August 2006. Each share of Viragen International’s Series D cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In August 2006, Viragen International completed a private placement of 3,154 shares of its Series D cumulative preferred stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense fee of approximately $6,000 paid to the placement agent. In September 2006, Viragen International issued an additional 4,547 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, Viragen International issued an additional 3,150 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE G – SUBSIDIARY REDEEMABLE PREFERRED STOCK – (Continued)

Viragen International’s Series D cumulative preferred stock was redeemable at the option of Viragen International or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen International or us. The holders of the Series D cumulative preferred stock could have required Viragen International to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occured, dividends would be accrued and payable through the next August 18, despite redemption prior to that date). At the time of any such financing by Viragen International or us, Viragen International had the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occured, dividends would be accrued and payable through the next August 18, despite redemption prior to that date).

The holders of the Series D cumulative preferred stock were entitled to receive a cumulative dividend of 24% per annum on the stated value, payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter or (b) upon redemption following the closing of any subsequent financing by Viragen International or us, with gross proceeds equal to or greater than $7 million. In November 2006, we completed a public offering described in Note I in excess of the $7 million redemption threshold and Viragen International redeemed all outstanding shares of its Series D cumulative preferred stock, including the payment of approximately $260,000 of related dividends.

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

Series A Cumulative Convertible Preferred Stock

Viragen established the 10% Series A cumulative convertible preferred stock in November 1986. We are authorized to issue 375,000 shares of Series A cumulative convertible preferred stock. As of December 31 and June 30, 2006, there were 2,150 shares of Series A cumulative convertible preferred stock outstanding. Each share of series A cumulative convertible preferred stock is immediately convertible, at the option of the holder, into .426 shares of our common stock. Dividends on the Series A cumulative convertible preferred stock are cumulative and have priority over dividends, if any, paid on our common stock or subsequently created series’ of other stock of Viragen junior to the Series A cumulative convertible preferred stock. These dividends are payable in either cash or shares of our common stock, at our option.

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

Owners of the Series A cumulative convertible preferred stock are entitled to receive $10.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. During the six months ended December 31, 2006, we paid all accrued and unpaid dividends on the outstanding shares of Series A cumulative convertible preferred stock through September 30, 2006 totaling approximately $13,000. As of December 31, 2006 and June 30, 2006, the aggregate amount of dividends in arrears on the Series A cumulative convertible preferred stock was approximately $600 and $13,000, respectively, or approximately $0.28 and $6.05, respectively, per outstanding share of Series A cumulative convertible preferred stock.

Series J Cumulative Convertible Preferred Stock

At June 30, 2006, there were 52,150 shares of our Series J cumulative convertible preferred stock outstanding. Each share of Series J cumulative convertible preferred stock was immediately convertible, at the option of the holder, into 80 shares of our common stock. Each share of Series J cumulative convertible preferred stock had a stated value equal to $100 and $1.00 par value. The holders of outstanding shares of Series J cumulative convertible preferred stock were entitled to receive preferential dividends in cash out of any funds before any dividend or other distribution was paid or declared and set apart for payment on any shares of any common stock, or other class of stock presently authorized or to be authorized, except for our Series A cumulative convertible preferred stock, at the rate of 24% per annum on the stated value, payable on the earlier of (a) annually in arrears commencing February 28, 2007 and annually thereafter or (b) upon redemption, as discussed below, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by us with gross proceeds equal to or greater than $5 million.

The Series J cumulative convertible preferred stock provides that upon a subsequent financing, of either debt or equity, resulting in the receipt of gross proceeds to us of $5 million or more, (a) holders of the Series J cumulative convertible preferred stock could require us to redeem, at the holders’ sole option, all or a portion of their Series J cumulative convertible preferred stock outstanding at such time at the stated value, including any accrued but unpaid dividends, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date) and (b) we could redeem, at our sole option, the Series J cumulative convertible preferred stock outstanding at such time, in their entirety, at the stated value, including any accrued but unpaid dividend, rounded up to February 28, 2007 and to each February 28 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next February 28 despite redemption prior to that date).

In November 2006, upon completion of our public offering described in Note I, we redeemed all outstanding shares of our Series J cumulative convertible preferred stock, including the payment of approximately $1.25 million of related dividends.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE H – PREFERRED STOCK – (Continued)

At June 30, 2006, the Series J cumulative convertible preferred stock had been recorded as equity rather than a liability, as the right of redemption of the Series J cumulative convertible preferred stock by either the investors or Viragen was contingent upon a subsequent financing for gross proceeds of $5 million or more, which had not occurred as of June 30, 2006, and was within Viragen’s control. In addition, it was expected that subsequent financings would be for equity securities as opposed to debt securities.

NOTE I – CAPITAL STOCK

As of December 31, 2006 and June 30, 2006, Viragen was authorized to issue 250 million shares of common stock, par value $0.01 per share. On January 25, 2007, our stockholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue to 500 million.

As of December 31, 2006, there were 120,285,104 shares of our common stock outstanding and 106,682,400 shares of our common stock issuable upon exercise or conversion of the following securities:

Debt and equity offering warrants (exercisable at a weighted average price of $0.46 per share through October 2011)	87,283,685
June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	10,047,622
Underwriter’s purchase option to purchase 4,020,000 units at $0.29 per unit through October 2011. Each unit consists of one share of common stock and one warrant to purchase one share of common stock exercisable at $0.39 per share.	8,040,000
Officers, employees, and directors options (exercisable at a weighted average price of $1.54 per share through March 2014)	1,135,533
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	169,644
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Series A cumulative convertible preferred stock	916

106,682,400

In November 2006, we completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the AMEX under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share exercisable through October 2011. We also issued an option for $100 to the underwriter to purchase 4,020,000 Units at a price of $0.29 per Unit. The warrants underlying the underwriter’s Units are exercisable at $0.39 per share, but otherwise have the same terms and conditions as the warrants underlying the Units offered to the public.

This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received approximately $17.0 million. We utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – CAPITAL STOCK – (Continued)

Separate trading of the common stock and warrants underlying the Units commenced on November 28, 2006. The Warrants trade on the AMEX under the trading symbol “VRA.WS”

During the six months ended December 31, 2006, we issued an aggregate of 1,428,571 shares of our common stock upon conversion of $1.5 million of our convertible notes at $1.05 per share. Quarterly interest due October 1, 2006 of approximately $200,000 on our convertible notes was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. Quarterly interest due July 1, 2006 of approximately $211,000 on our convertible notes was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

Subsequent to December 31, 2006, we issued an aggregate of 1,122,344 shares of our common stock valued at $0.16 per share as payment of quarterly interest due January 1, 2007 totaling approximately $185,000 on our convertible notes.

NOTE J – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity (deficit). Our other comprehensive income (loss) consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(6,192,215)	$(4,620,863)	$(10,008,823)	$(9,669,313)
Other comprehensive income (loss):
Currency translation adjustment	723,535	(314,610)	802,593	(264,536)

Comprehensive loss	$(5,468,680)	$(4,935,473)	$(9,206,230)	$(9,933,849)

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE K – ROYALTY AGREEMENT

In November 1986, we entered into a royalty agreement with Dialysis Corporation of America (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2.4 million. It includes a schedule of royalty payments of:

•	5% of the first $7.0 million of sales;

•	4% of the next $10.0 million; and
•	3% of the next $55.0 million.

These royalties are to be paid until the total of $2.4 million is achieved. The amended agreement also states that royalties of approximately $108,000 accrued prior to May 1993 under the agreement are payable to DCA as the final payment. Royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended December 31, 2006 and 2005, royalties due under the agreement totaled approximately $6,000 and $6,000, respectively. For the six months ended December 31, 2006 and 2005, royalties due under the agreement totaled approximately $9,000 and $10,000, respectively. To date, we have paid or accrued royalties on approximately $6.4 million in product sales.

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP No. EITF 00-19-2). FSP No. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangement. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. At this time, we do not believe FSP No. EITF 00-19-2 will have a material effect on our consolidated financial statements.

It em 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Introduction

With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of therapeutic proteins for the treatment of cancers and viral diseases. Our product and product candidate portfolio includes: Multiferon® (multi-subtype, human alpha interferon) uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases; VG101 (anti-GD3 antibody), a humanized monoclonal antibody that binds selectively to an antigen over-expressed on Stage IV malignant melanoma tumors; VG102 (anti-CD55 antibody), a highly novel humanized monoclonal antibody that binds selectively to an antigen that is over-expressed on nearly all solid tumors; and VG106, a novel anti-cancer therapeutic. We are also pioneering the development of the OVA™ System (Avian Transgenics), with the renowned Roslin Institute, the creators of “Dolly the Sheep”, as a revolutionary manufacturing platform for the large-scale, efficient and economical production of human therapeutic proteins and antibodies, by expressing these products in the egg whites of transgenic hens.

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

Our executive offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. Our telephone number is (954) 233-8746; our facsimile number is (954) 233-1414. You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. Our common stock, warrants and units, consisting of one share of our common stock and one warrant to purchase one share of our common stock, trade on the American Stock Exchange, or AMEX, under the symbol “VRA,” “VRA.WS” and “VRA.U”, respectively. Unless otherwise indicated, references in this report to “we,” “us” and “our” are to Viragen, Inc., and our wholly-owned and majority-owned subsidiaries.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	our ability to procure additional funding;

•	our ability to achieve significant revenues;

•	our ability to service our debt and preferred stock;
•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our failure to develop and commercialize our avian transgenics platform and antibody product candidates;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our products;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	ability of stockholders to effect resales of securities if we are delisted from the AMEX;

•	our ability to regain compliance with AMEX listing standards;

•	the effect of economic conditions generally; and
•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Recent Developments

On January 23, 2007, we, along with our collaborative partners in the field of avian transgenics, Roslin Institute and Oxford Biomedica PLc, announced the successful expression of human interferon alpha-2a in the whites of eggs laid by transgenic hens using the OVA™ System (avian transgenic biomanufacturing). This is the third therapeutic protein expressed thus far in a series of “proof-of-principle” studies, which aim to develop the OVA™ System as a novel, large-scale biomanufacturing alternative capable of cost-effectively expressing many types of therapeutic proteins. Alpha interferon is a protein produced by the human immune system that is fundamental to the body’s resistance to disease. This OVA™-expression study produced interferon alpha-2a, which is the active ingredient in Roferon®-A produced by Hoffman-LaRoche Inc., a drug approved for the treatment of certain chronic infectious diseases and cancers. We do not have an agreement with Hoffman-LaRoche and did not collaborate with them in connection with this avian expression study. Importantly, our team has previously demonstrated that the OVA™ System can repeatedly target expression to the oviduct and incorporation in the egg, rather than being expressed throughout the bird, plus the characteristic of protein drug expression is able to be passed to subsequent generations. This combination of features is essential for a viable and cost-competitive manufacturing system.

On January 16, 2007, we, along with our collaborative partners in the field of avian transgenics, Roslin Institute and Oxford Biomedica Plc, announced that the Proceedings of the National Academy of Sciences of the United States of America (PNAS), a leading scientific journal, has published an article profiling the OVA™ System’s ability to express two therapeutic proteins in the whites of eggs of transgenic hens. The article, entitled, “Oviduct-specific expression of two therapeutic proteins in transgenic hens,” reports on the production of two protein drug candidates: a humanized monoclonal antibody we are developing for advanced malignant melanoma; and interferon beta-1a, which is currently marketed under two competing brand names for the treatment of Multiple Sclerosis, as Avonex® by Biogen Idec and Rebif® by Serono. We do not have agreements with Biogen Idec or Serono and did not collaborate with either company in connection with these avian expression studies.

On December 22, 2006, we entered into a licensing agreement with Orphan Australia Proprietary Limited that grants exclusive rights to Orphan Australia to market, sell and distribute Multiferon® in Australia and New Zealand. Orphan Australia will initially focus its marketing efforts for Multiferon® to target the treatment of high-risk malignant melanoma, as Australia and New Zealand report the highest melanoma incidence rates in the world. The agreement, which is for a term of 10 years, provides us with an up-front license fee and additional milestone payments to be paid upon receipt of reimbursement authorization for Multiferon® in Australia and possibly other countries to be added later. We estimate the agreement to be valued at approximately $10 - 15 million (USD) per year for us, pending local regulatory approvals and medical reimbursement authorization for Multiferon®, and based on revenue forecasts for peak year sales, which is estimated to be in 2011. Orphan Australia will also purchase its supply of Multiferon® from us at agreed-upon pricing. Orphan Australia will be responsible for obtaining regulatory approvals and will determine the most appropriate manner to enter other regional countries as well. It is expected that the regulatory approval process in Australia will take approximately 12 – 18 months to be followed by the reimbursement authorization process. Clinicians who demand Multiferon® for their patients prior to regulatory approval will be able to obtain it on a “Named-Patient” basis according to local regulatory mechanisms.

In December 2006, we mutually agreed with Kuhnil Pharm Co. Ltd. to terminate the exclusive license, development and supply agreement entered into in November 2005, for the exclusive license to register, market, sell and distribute Multiferon® in South Korea. We had received a small up-front license fee in exchange for providing exclusive marketing rights to Multiferon® in South Korea for a period of ten years. We are not required to refund this up-front license fee. We will seek other licensees for this territory as well as the entire Pacific region.

On November 22, 2006, we announced results from a preliminary, in vivo, anti-viral drug study conducted by AFG BioSolutions, Inc., a prominent biodefense consultant to the U.S. Federal Government. The study evaluated the use of Multiferon® and a vaccine-product chosen by AFG. The study demonstrated that both products, alone and in combination, were able to protect 100% of rabbits from rabbitpox virus (RPV) infection, suggesting that these products possess potent anti-viral properties and are ideal candidates to evaluate as preventatives for human smallpox.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $2.3 million in cash and cash equivalents, working capital of approximately $1.6 million, an accumulated deficit since inception of approximately $177.1 million and stockholders’ equity of approximately $1.5 million. Cash used to fund operations during the six months ended December 31, 2006 totaled approximately $6.0 million. During the six months ended December 31, 2006, our funding primarily consisted of net proceeds from our underwritten public offering completed in November 2006 and Viragen International’s Series C and Series D cumulative preferred stock preferred stock offerings prior to that.

In November 2006, we completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the AMEX under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share through October 2011. We also issued an option for $100 to the underwriter to purchase 4,020,000 Units at a price of $0.29 per Unit. The warrants underlying the underwriter’s Units are exercisable at $0.39 per share, but otherwise have the same terms and conditions as the warrants underlying the Units offered to the public.

This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received approximately $17.0 million. We utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures.

Principal and interest payments on our convertible debentures totaled approximately $1.7 million for the six months ended December 31, 2006. Approximately $1.5 million of this amount was for the retirement of a portion of the convertible debentures. Principal payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $206,000 for the six months ended December 31, 2006.

We believe we have cash on hand to fund our operations, including those of our subsidiaries, through February 2007. We will require substantial additional funding to support our operations subsequent to February 2007. As we do not anticipate achieving sufficient cash flows from operations for the foreseeable future, we plan to seek additional capital through equity or debt financings. Additional capital may not be available to us when needed, or upon terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June

2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from debt holders. There can be no assurance that debt holders will provide waivers, if required. Accordingly, if we are unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We have experienced losses and a negative cash flow from operations since inception. During the three and six months ended December 31, 2006 we incurred net losses of approximately $6.2 million and $10.0 million, respectively. During our fiscal years ended June 30, 2006, 2005, and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million, and $18.2 million, respectively. We anticipate additional future losses as we commercialize Multiferon® and conduct additional research activities and clinical trials on our product candidates to obtain additional regulatory approvals. In addition, extensive research and development activities, including costly clinical trial expenditures will be necessary to commercialize our antibodies and avian transgenics technology.

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

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In addition, if we are unable to restructure our financial obligations and/or secure additional capital prior to March 20, 2007, we will be unable to achieve compliance with the American Stock Exchange’s (AMEX) maintenance criteria prior to the deadline imposed by the AMEX. If we fail to achieve compliance and the AMEX delists our securities, we do not believe we will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of our outstanding convertible debt will have the right to accelerate payment of amounts due to them.

In the event our capital-raising and revenue-generation efforts are unsuccessful, and unless we obtain payment extensions and voluntary recapitalization of our debt structure, which may involve dilution of existing stockholders, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

Our future cash requirements are dependent upon many factors, including:

•	our ability to conduct future financings;

•	revenue generated from licensing Multiferon®, our product candidates or avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our convertible debt and convertible preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and
•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our current operating plans, for the last two quarters of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $7.0 million for operating activities, $100,000 for investing activities and $100,000 to service our current financing obligations. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Series J 24% Cumulative Convertible Preferred Stock

In November 2006, upon completion of our underwritten public offering, we redeemed all 52,150 outstanding shares of our Series J cumulative convertible preferred stock, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $6.47 million, which included approximately $1.25 million in dividends.

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

In November 2006, upon completion of our underwritten public offering, Viragen International redeemed all 18,000 outstanding shares of its Series C cumulative preferred stock, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $2.23 million, which included $432,000 in dividends.

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

In November 2006, upon completion of our underwritten public offering, Viragen International redeemed all 10,851 outstanding shares of its Series D cumulative preferred stock, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $1.35 million, which included approximately $260,000 in dividends.

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

Interest on the notes remains payable quarterly at an annual rate of 7% on each January 1, April 1, July 1 and October 1. Interest payments are payable in cash or, at our option, in shares of our common stock based upon the average of the closing AMEX bid prices of our common stock during the 20 consecutive trading days preceding the interest payment date, subject to certain conditions. The quarterly interest due January 1, 2007 of approximately $185,000 was satisfied through the issuance of 1,122,344 shares of our common stock valued at $0.16 per share. The quarterly interest due October 1, 2006 of approximately $200,000 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

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

The notes are subject to acceleration in the event of our default under the notes, which events of default include, among others:

•	our failure to pay the principal on the notes when due or any installment of interest on the notes when due, and such failure continues for a period of five business days after the due date;

•	our failure to issue shares of our common stock to a note holder upon exercise of the holder’s conversion or purchase rights within two trading days after the due date therefore; or

•	our common stock is not eligible to trade on the AMEX, New York Stock Exchange or NASDAQ.

If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 110% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any.

During the six months ended December 31, 2006, $1.50 million of the principal amount of the notes was converted resulting in the issuance of 1,428,571 shares of our common stock. As of December 31, 2006, $10.55 million of the principal amount of these convertible notes remained outstanding.

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

During the six months ended December 31, 2006, we made cash payments aggregating approximately $237,000 to the holders of these convertible debentures, which represented the monthly installments due on these debentures, including the additional 10% premium for principal payments made in cash. In November 2006, we retired approximately $1.17 million of the outstanding principal balance of these debentures with an aggregate payment of approximately $1.46 million, which included a negotiated 25% premium for early retirement of the obligation. As of December 31, 2006, approximately $178,000 of the principal amount of these convertible debentures remained outstanding.

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

American Stock Exchange Notice

We received a deficiency letter from the AMEX dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock and other securities, if approved for listing on AMEX, being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan. While we completed our underwritten public offering in November 2006 with net proceeds of approximately $17.0 million, we do not currently comply with AMEX’s continued listing criteria and absent additional equity financing or an increase in equity from other sources, we will not be in compliance with the AMEX’s continued listing criteria upon the expiration of our listing extension.

In the event our securities are delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are is not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations.

In addition, our outstanding convertible debt contains a provision that in the event our common stock is no longer traded on the AMEX, New York Stock Exchange or NASDAQ, the debt holders have the right to request repayment of their outstanding principal balance with related accrued interest. If we are unable to restructure our financial obligations and/or secure additional capital prior to March 20, 2007, we will be unable to achieve compliance with the American Stock Exchange’s (AMEX) maintenance criteria prior to the deadline imposed by the AMEX. If we fail to achieve compliance and the AMEX delists our securities, we do not believe we will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of our outstanding convertible debt will have the right to accelerate payment of amounts due to them.

Results of Operations

Product Sales

For the three months ended December 31, 2006, product sales totaled approximately $115,000 compared to approximately $117,000 for the three months ended December 31, 2005. This slight decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Mexico and South Africa, which was offset by an increase in Multiferon® sales volume in Sweden and Indonesia. For the six months ended December 31, 2006, product sales totaled approximately $188,000 compared to approximately $202,000 for the six months ended December 31, 2005. This decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Mexico and South Africa, which was partially offset by an increase in Multiferon® sales volume in Indonesia. The fluctuations in product sales in Mexico, Indonesia and South Africa are primarily due to the timing of product orders placed by our distributors in those countries.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, was approximately $627,000 for the three months ended December 31, 2006 compared to approximately $570,000 for the same period in the prior year. For the six months ended December 31, 2006, cost of sales was approximately $1.2 million compared to $1.0 million for the same period in the prior year. These increases in cost of sales are primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

During the three months ended December 31, 2006, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which is expected during the first half of calendar 2007.

During the three months ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the six months ended December 31, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process inventory to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

We could be required to record additional inventory write-downs in the future. Determining the need for inventory write-downs requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. In addition, if we do not receive certain regulatory approvals that we are seeking, our estimates of future demand could be wrong and we could be required to write-down certain portions of our inventory.

Research and Development Costs

Our research and development programs include ongoing studies in support of Multiferon®, our avian transgenics platform, two humanized antibodies and potential new product candidates.

Research and development costs include scientific personnel salaries and related expenses, laboratory supplies, consulting fees, contracted research and development, legal services, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended December 31, 2006, research and development costs totaled approximately $890,000 compared to approximately $1.07 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, research and development costs totaled approximately $1.80 million compared to $2.08 million for the same period in the prior year. These decreases are primarily due to a reduction in personnel related costs due to lower headcount and less consulting fees, laboratory supplies and product used for clinical trials, due to the completion of certain projects related to pending regulatory matters and delays in starting new clinical trials.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of Multiferon®, as well as broaden our potential product lines in the areas of avian transgenics and oncology. Subject to receipt of adequate funding, we anticipate research and development costs will increase over the next 12 months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to generate licensing and sales revenue and to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. For the three months ended December 31, 2006, selling, general and administrative expenses totaled approximately $1.63 million compared to approximately $1.64 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, selling, general and administrative expenses totaled approximately $3.10 million compared to $3.38 million for the same period in the prior year. These decreases were primarily attributed to a reduction in personnel related expenses due to lower headcount and less legal, accounting and consulting fees.

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

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2006, amortization of intangible assets totaled approximately $43,000 and $84,000, respectively, compared to approximately $38,000 and $77,000 for the three and six months ended December 31, 2005, respectively. The period over period increase is due to the weakening of the U.S. dollar against the Swedish Krona as the developed technology is denominated in Swedish Krona.

Interest Expense

For the three months ended December 31, 2006, interest expense of approximately $1.11 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $185,000 and non-cash interest expense of approximately $603,000 related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs. Also included in interest expense for the three months ended December 31, 2006 was approximately $292,000 in interest, which represented a negotiated 25% premium on the amount of principal of our convertible debentures that were retired early in November 2006.

For the three months ended December 31, 2005, interest expense of approximately $1.43 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $284,000 and non-cash interest expense of approximately $1.09 million related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs.

For the six months ended December 31, 2006, interest expense of approximately $1.84 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $376,000 and non-cash interest expense of approximately $1.10 million related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs. Also included in interest expense for the three months ended December 31, 2006 was approximately $292,000 in interest, which represented a negotiated 25% premium on the amount of principal of our convertible debentures that were retired early in November 2006.

For the six months ended December 31, 2005, interest expense of approximately $3.28 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $629,000 and non-cash interest expense of approximately $2.63 million related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs.

The decreases in the components of interest expense for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 are due to a reduction in the outstanding balance on our June 2004 convertible notes due to conversions into shares of our common stock and the extension of the due date on our June 2004 convertible notes in September 2005.

Other Income, net

The primary components of other income, net, are interest earned on cash and cash equivalents, grant income from government agencies in Scotland and remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency.

Other income, net, for the three months ended December 31, 2006, totaled approximately $88,000 compared to approximately $96,000 for the three months ended December 31, 2005. There were no significant changes in the component of other income, net, for these periods.

Other income, net, for the six months ended December 31, 2006, totaled approximately $292,000 compared to approximately $149,000 for the six months ended December 31, 2005. This increase was primarily due to additional grant income recognized and a decrease in foreign exchange losses. Our foreign exchange gains and losses arise from the remeasurement of British Pound denominated accounts. However, we recognized less interest income during the six months ended December 31, 2006 due to lower cash balances.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2006, our income tax benefits were approximately $11,000 and $22,000, respectively, which was the same as for the three and six months ended December 31, 2005. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $391,000 as of December 31, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

•

Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the six months ended December 31, 2006, we recorded inventory write-downs of approximately $1.5 million as a result of our current estimates of product demand in light of near term shelf life expirations and the timing and likelihood of the receipt of certain regulatory approvals we are seeking.

•

Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the consolidated financial statements included in this quarterly report, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

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

• Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and six months ended December 31, 2006 and 2005 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operations.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued options to purchase an aggregate of 843,000 shares to directors, officers and certain employees. The exercise price of each option is $0.57 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. However, no shares issuable upon exercise of the options could be issued until the 2006 Equity Compensation Plan was approved by our stockholders. Therefore, as of December 31, 2006, a measurement date had not been established under the provisions of SFAS No. 123(R). Accordingly, no stock-based compensation expense had been recognized in our consolidated condensed statements of operations for the three and six months ended December 31, 2006 in connection with this issuance of options.

On January 25, 2007, we held our annual stockholders’ meeting where stockholders approved the 2006 Equity Compensation Plan. Therefore, a measurement date has been established under SFAS No. 123(R) and we are able to quantify and begin recognizing the fair value of the options granted in April 2006, under the provisions of SFAS No. 123(R). Accounting for stock-based compensation requires the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our consolidated statements of operations. We intend to use the Black-Scholes valuation model and estimates consistent with those we used for pro forma disclosures of stock-based compensation prior to the adoption of the fair value recognition provisions of SFAS No. 123(R). Some of the estimates used in computing the fair value of options using the Black-Scholes valuation model include: volatility factors; risk-free interest rates; and, the expected life of the options. Due to the number of estimates and variables involved in computing stock-based compensation expense under the provisions of SFAS No. 123(R), the exact amount of stock-based compensation expense associated with the options granted in April 2006 will be calculated and disclosed in our quarterly report for the period ending March 31, 2007.

Convertible debt and equity issued with stock purchase warrants. We account for the issuance of and modifications to our convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and other related interpretations. The determination of the relative fair value of the components of our convertible debt issued with common stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and more or less related interest expense. In addition, the accounting guidance for these transactions is highly complex and evolving. Future interpretations of the existing guidance or newly issued guidance in this area could require us to change our accounting for these transactions.

• Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Off Balance Sheet Arrangements

Under Securities and Exchange Commission regulations, we are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP No. EITF 00-19-2). FSP No. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangement. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. At this time, we do not believe FSP No. EITF 00-19-2 will have a material effect on our consolidated financial statements.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The weakening of the U.S. dollar against these local currencies will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2006, the U.S. dollar weakened against the British Pound by approximately 7.9% and weakened against the Swedish Krona by approximately 7.3%.

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

We have not been adversely impacted by the European Union’s adoption of the Euro currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$10.0 million for the six months ended December 31, 2006;

•	$18.2 million for our fiscal year ended June 30, 2006;

•	$26.2 million for our fiscal year ended June 30, 2005; and

•	$18.2 million for our fiscal year ended June 30, 2004.

At December 31, 2006, we had cash on-hand of approximately $2.3 million, working capital of approximately $1.6 million, an accumulated deficit since organization of approximately $177.1 million and stockholders’ equity of approximately $1.5 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for our fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We believe we have cash on hand to support our operations, including those of our subsidiaries, through February 2007. However, we will require substantial additional capital to support our operations subsequent to February 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We have commenced implementing, and will continue to implement various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In addition, if we are unable to restructure our financial obligations and/or secure additional capital prior to March 20, 2007, we will be unable to achieve compliance with the American Stock Exchange’s (AMEX) maintenance criteria prior to the deadline imposed by the AMEX. If we fail to achieve compliance and the AMEX delists our securities, we do not believe we will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of our outstanding convertible debt will have the right to accelerate payment of amounts due to them.

In the event our capital-raising and revenue-generation efforts are unsuccessful, and unless we obtain payment extensions and voluntary recapitalization of our debt structure, which may involve dilution of existing stockholders, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

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

We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. We also anticipate selling related expenses will increase over the next twelve months due to the planned expansion of our Multiferon® sales and related marketing efforts. Our future capital requirements will depend on many factors including:

•	our ability to conduct future financings;

•	revenue generated from licensing Multiferon®, our antibody product candidates or our avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our convertible debt and convertible preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our current operating plans, for the last two quarters of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $7.0 million for operating activities, $100,000 for investing activities and $100,000 to service our current financing obligations. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity is less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from the AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlines our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We will be subject to periodic review by AMEX during the extension period granted by AMEX. Failure to make progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could result in our shares being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan. While we completed our underwritten public offering in November 2006 with net proceeds of approximately $17.0 million, we do not currently comply with AMEX’s continued listing criteria and absent additional equity financing or an increase in equity from other sources, we will not be in compliance with the AMEX’s continued listing criteria upon the expiration of our listing extension.

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

As of December 31, 2006, there were 120,285,104 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

As of December 31, 2006, there were 106,682,400 shares of our common stock issuable upon exercise or conversion of the following securities. This amount of issuable shares is approximately 89% of our outstanding shares of common stock as of December 31, 2006.

Debt and equity offering warrants (exercisable at a weighted average price of $0.46 per share through October 2011)	87,283,685
June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $1.05 per share through August 2008)	10,047,622
Underwriter’s purchase option to purchase 4,020,000 units at $0.29 per unit through October 2011. Each unit consists of one share of common stock stock and one warrant to purchase one share of common stock exercisable at $0.39 per share	8,040,000
Officers, employees, and directors options (exercisable at a weighted average price of $1.54 per share through March 2014)**	1,135,533
September 2005 convertible debentures (convertible at $1.05 per share through September 2008)	169,644
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Series A cumulative convertible preferred stock	916

106,682,400

**	Includes options to purchase an aggregate of 843,000 shares of our common stock, which were granted in April 2006 under our 2006 Equity Compensation Plan. No shares issuable upon exercise of these options could be issued until our 2006 Equity Compensation Plan was approved by our stockholders. Our stockholders approved our 2006 Equity Compensation Plan at our 2006 annual stockholders’ meeting held on January 25, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual stockholders’ meeting in Plantation, Florida on January 25, 2007. Stockholders voted:

1.	To elect two directors to the board of directors, who were classified as class C directors, to serve for the term of their designated class and until their successors have been elected and qualified;

2.	To approve Viragen’s 2006 Equity Compensation Plan;

3.	To authorize an amendment to Viragen’s Certificate of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue; and

4.	To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

With a majority (93%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Withhold	Broker Non-Votes
Election of directors:
Carl N. Singer	110,237,260	1,411,304	—
C. Richard Stafford	110,391,174	1,257,390	—

Proposal 2.	For	Against	Abstain	Broker Non-Votes
To approve Viragen’s 2006 Equity Compensation Plan	13,037,218	2,814,433	243,587	95,553,326

Proposal 3.	For	Against	Abstain	Broker Non-Votes
To authorize an amendment to Viragen’s Certificate of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue	106,972,986	3,126,065	1,549,513	—

Proposal 4.	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of Ernst & Young LLP, as Viragen’s independent registered public accounting firm for the fiscal year ending June 30, 2007	110,792,981	699,574	156,009	—

Item 6.	Exhibits

3.14	Certificate of Amendment to Certificate of Incorporation dated January 25, 2007

4.11	Certificate of Elimination of Series H Preferred Stock and Series I Preferred Stock dated July 6, 2006

4.12	Certificate of Elimination of Series J 24% Cumulative Convertible Preferred Stock dated December 11, 2006

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.

Date: February 14, 2007	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: February 14, 2007	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
3.14	Certificate of Amendment to Certificate of Incorporation dated January 25, 2007

4.11	Certificate of Elimination of Series H Preferred Stock and Series I Preferred Stock dated July 6, 2006

4.12	Certificate of Elimination of Series J 24% Cumulative Convertible Preferred Stock dated December 11, 2006

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002