Form 10-Q
period 2007-03-31
VIRAGEN INC
filed 2007-05-15
CIK 353482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, there were 218,660,475 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 6.	Exhibits	58

SIGNATURES		59

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Product sales	$111,087	$98,643	$299,249	$300,802
Costs and expenses
Cost of sales	724,962	681,394	1,911,426	1,708,285
Inventory write-down, net	—	—	1,516,495	194,284
Research and development	985,464	1,171,415	2,797,717	3,250,228
Selling, general and administrative	1,543,637	1,490,637	4,644,633	4,870,839
Goodwill impairment	4,072,787	—	4,072,787	—
Amortization of intangible assets	43,110	38,874	127,531	116,269
Interest expense	347,250	890,033	2,184,226	4,174,875
Debt conversion expense	9,258,746	—	9,258,746	—
Other income, net	(142,661)	(507,668)	(434,435)	(656,709)

Loss before income taxes and minority interest	(16,722,208)	(3,666,042)	(25,779,877)	(13,357,269)
Income tax benefit	(10,957)	(10,957)	(32,871)	(32,871)
Minority interest	—	—	973,068	—

Net loss	(16,711,251)	(3,655,085)	(26,720,074)	(13,324,398)
Deduct required dividends on convertible preferred stock, Series A	537	537	1,612	1,612
Deduct required dividends on convertible preferred stock, Series J	—	37,719	901,838	37,719
Deduct discount relating to value of warrants issued with convertible preferred stock, Series J	—	929,675	—	929,675

Net loss attributable to common stockholders	$(16,711,788)	$(4,623,016)	$(27,623,524)	$(14,293,404)

Basic and diluted net loss per share of common stock, after deduction for dividends on preferred stock	$(0.12)	$(0.10)	$(0.30)	$(0.35)

Weighted average common shares—basic and diluted	134,784,065	44,237,680	91,713,625	40,779,807

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2007	June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$86,883	$443,115
Accounts receivable	70,955	71,107
Inventories	599,489	1,821,676
Prepaid expenses	518,674	589,131
Other current assets	163,332	597,981

Total current assets	1,439,333	3,523,010
Property, plant and equipment
Land, building and improvements	5,070,085	4,797,337
Equipment and furniture	4,294,558	4,013,694

	9,364,643	8,811,031
Less accumulated depreciation	(4,758,559)	(3,999,958)

	4,606,084	4,811,073
Goodwill	—	3,890,415
Developed technology, net	1,496,472	1,548,601
Deposits and other assets	19,809	200,867

	$7,561,698	$13,973,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,648,399	$916,001
Accrued expenses and other liabilities	874,128	1,640,903
Current portion of convertible notes and debentures	3,903	453,918
Short term borrowings	19,400	217,321
Current portion of long-term debt	73,128	65,811

Total current liabilities	2,618,958	3,293,954
Convertible notes and debentures, less current portion	454,778	11,145,816
Long-term debt, less current portion	628,543	627,265
Deferred income tax liability	379,842	412,712
Royalties payable	107,866	107,866
Commitments and contingencies
Stockholders’ equity (deficit)
Convertible 10% Series A cumulative preferred stock, $1.00 par value. Authorized 375,000 shares; 2,150 shares issued and outstanding at March 31, 2007 and June 30, 2006. Liquidation preference value: $10 per share, aggregating $21,500 at March 31, 2007 and June 30, 2006	2,150	2,150
Convertible Series J 24% cumulative preferred stock, $1.00 par value. No shares authorized at March 31, 2007; 60,000 shares authorized at June 30, 2006; no shares issued and outstanding at March 31, 2007; 52,150 shares issued and outstanding at June 30, 2006. Liquidation preference value: $100 per share, aggregating $5,215,000 at June 30, 2006	—	5,215,000
Common stock, $.01 par value. Authorized 500,000,000 shares at March 31, 2007 and 250,000,000 shares at June 30, 2006; 214,360,131 shares issued and outstanding at March 31, 2007; 45,765,687 shares issued and outstanding at June 30, 2006	2,143,601	457,657
Capital in excess of par value	191,531,987	155,989,343
Accumulated deficit	(193,800,127)	(166,176,603)
Accumulated other comprehensive income	3,494,100	2,898,806

Total stockholders’ equity (deficit)	3,371,711	(1,613,647)

	$7,561,698	$13,973,966

See notes to consolidated condensed financial statements which are an integral part of these statements

VIRAGEN, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(26,720,074)	$(13,324,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541,778	634,296
Amortization of intangible assets	127,531	116,269
Inventory write-down, net	1,516,495	194,284
(Gain) loss on disposal of property, plant and equipment	(14,866)	13,350
Net loss (gain) on foreign exchange remeasurement	9,768	(2,952)
Compensation expense on stock options and warrants	33,631	13,218
Amortization of discount on convertible debentures and promissory notes	1,022,971	2,806,263
Amortization of deferred financing costs	241,352	443,577
Debt conversion costs	9,258,746	—
Deferred income tax benefit	(32,871)	(32,871)
Minority interest	973,068	—
Impairment of goodwill	4,072,787	—
Increase (decrease) relating to operating activities from:
Accounts receivable	3,669	(23,855)
Inventories	(165,125)	(43,136)
Prepaid expenses	183,756	461,666
Other current assets	3,610	616,806
Accounts payable	647,213	(245,657)
Accrued expenses and other liabilities	188,153	305,641
Other	12,038	—

Net cash used in operating activities	(8,096,370)	(8,067,499)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(30,328)	(461,184)
Proceeds from sale of property, plant and equipment	14,981	—

Net cash used in investing activities	(15,347)	(461,184)
FINANCING ACTIVITIES
Proceeds from sale of units, net	16,919,419	—
Proceeds from sale of subsidiary preferred stock and common stock, net	2,593,650	—
Proceeds from sale of preferred stock, Series J and warrants, net	—	4,687,798
Proceeds from sale of convertible debentures and warrants, net	—	1,194,895
Redemption of preferred stock, Series J	(5,215,000)	—
Redemption of subsidiary preferred stock	(2,885,100)	—
Payment of dividends on preferred stock, Series A	(13,438)	—
Payment of dividends on preferred stock, Series J	(1,251,600)	—
Payment of dividends on subsidiary preferred stock	(692,424)	—
Payments on convertible debentures	(1,403,125)	(250,000)
Payments on short term borrowings	(260,860)	(262,184)
Payments on long-term debt	(57,986)	(54,602)

Net cash provided by financing activities	7,733,536	5,315,907
Effect of exchange rate fluctuations on cash and cash equivalents	21,949	7,488

Decrease in cash and cash equivalents	(356,232)	(3,205,288)
Cash and cash equivalents at beginning of period	443,115	6,885,537

Cash and cash equivalents at end of period	$86,883	$3,680,249

See notes to consolidated condensed financial statements which are an integral part of these statements

During the nine months ended March 31, 2007 and 2006, we had the following non-cash financing activities:

	Nine Months Ended March 31,
	2007	2006
Conversion of convertible notes into common stock	$1,500,000	$7,950,000
Exchange of common stock for convertible notes and debentures, including accrued interest	9,295,268	—
Payment of interest on convertible notes with shares of common stock	595,545	371,059
Purchase of insurance with notes payable	62,939	51,554
Purchase of equipment with notes payable	37,168	94,053

See notes to consolidated condensed financial statements which are an integral part of these statements

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

As of March 31, 2007, we owned approximately 77.0% of Viragen International, Inc. Viragen International owns 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

The accompanying unaudited interim consolidated condensed financial statements include Viragen, Inc., Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. Minority interest of approximately $973,000 for the nine months ended March 31, 2007, which is shown in our consolidated condensed statements of operations, represents the minority stockholders’ share of the dividends on Viragen International’s preferred stock. During our fiscal year ended June 30, 2005, stockholders’ equity of Viragen International decreased to a deficit position. Because the minority stockholders are not required to fund the deficit, we ceased attributing a portion of Viragen International’s operating losses to the minority stockholders at that time. Since then, we have absorbed 100% of Viragen International’s operating losses and will continue to do so until Viragen International has positive stockholders’ equity.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2007.

During the three and nine months ended March 31, 2007 we incurred net losses of approximately $16.7 million and $26.7 million, respectively. During our fiscal years ended June 30, 2006, 2005 and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million and $18.2 million, respectively. As of March 31, 2007, we had an accumulated deficit of approximately $193.8 million and stockholders’ equity of approximately $3.4 million. Additionally, we had a cash balance of approximately $87,000 and a working capital deficit of approximately $1.2 million at March 31, 2007. We anticipate additional future losses as we commercialize our human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals.

We believe we have sufficient cash to support our operations, including those of our subsidiaries, through June 2007. However, we will require substantial additional capital to support our operations subsequent to June 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings or a strategic alliance would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder value.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

In the event our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we are unable to identify and consummate an acceptable business combination, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

We received a deficiency letter from the American Stock Exchange (AMEX) dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we did not meet AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity was less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlined our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We were subject to periodic review by AMEX during the extension period granted by AMEX. Failure to have made progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could have resulted in our securities being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.

As further discussed in Note E, on March 19, 2007, we issued approximately 93 million shares of our common stock in exchange for approximately $9.3 million of our convertible notes and debentures, including accrued interest. If we had been unable to complete this exchange prior to March 20, 2007, we would not have complied with AMEX’s continued listing standards prior to the deadline imposed by AMEX. While we complied with AMEX’s continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, our stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. We raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, our stockholders’ equity has again fallen below $6 million. We have continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to our compliance with AMEX’s continued listing standards. Due to the current low trading price of our common stock, AMEX may require that we reverse split our stock to maintain listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist our securities or that we will be able to submit a plan of compliance acceptable to AMEX. In the event we were to receive notice from AMEX of their intent to delist our securities, it is our intent to pursue any available appeal process that we are entitled to pursue. If AMEX delists our securities, the holder of approximately $1.1 million of our outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

In the event our securities are delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on a major exchange, including AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations and otherwise fund our operations.

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and nine months ended March 31, 2007 and 2006 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operations. The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and nine months ended March 31, 2007 and 2006 for stock options granted to employees and directors subsequent to July 1, 2005 was also immaterial to our results of operations. For stock options subject to vesting, expense is recognized on a straight-line basis over the vesting period. As of March 31, 2007, the amount of unrecognized stock-based compensation for unvested stock options was approximately $34,000, of which approximately $4,000 will be recognized during the fourth quarter of our fiscal year ending June 30, 2007. The remainder will be recognized on a straight-line basis over the following seven quarters.

Our 1995 Stock Option Plan, which was adopted in May 1995 and amended in September 1995, reserved 400,000 shares of Viragen common stock for the grant of stock options to officers, directors, employees and consultants. Stock options granted under the 1995 Stock Option Plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The 1995 Stock Option Plan expired in May 2005. The expiration of the 1995 Stock Option Plan did not affect the validity of outstanding stock options previously granted under the plan.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

Our 1997 Stock Option Plan, which was adopted in January 1997, reserved 300,000 shares of Viragen common stock for the grant of stock options to officers, directors, employees and consultants. In April 1998, the 1997 Stock Option Plan was amended increasing the number of shares of common stock reserved under the plan to 400,000 shares. Stock options granted under the 1997 Stock Option Plan have various vesting dates and all stock options granted have five-year terms from the vesting dates. The maximum term of any stock option granted under the 1997 Stock Option Plan is ten years. The 1997 Stock Option Plan expired in January 2007. The expiration of the 1997 Stock Option Plan did not affect the validity of any outstanding stock options previously granted under the plan.

In April 2006, our Board of Directors adopted, subject to approval by our stockholders, the Viragen 2006 Equity Compensation Plan, reserving an aggregate of 4 million shares of our common stock. The Board of Directors also issued stock options to purchase an aggregate of 843,000 shares of our common stock to directors, officers and certain employees. The exercise price of each stock option is $0.57 per share, and each stock option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. However, no shares issuable upon exercise of the stock options could be issued until the 2006 Equity Compensation Plan was approved by our stockholders. On January 25, 2007, we held our annual stockholders’ meeting where stockholders approved the Viragen 2006 Equity Compensation Plan. Therefore, a measurement date was established according to the provisions of SFAS No. 123(R) and we were able to quantify and begin recognizing the fair value of the stock options issued in April 2006. These stock options are shown as granted in the table below. The fair value of these stock options was estimated at January 25, 2007 using a Black-Scholes option pricing model utilizing the following weighted-average assumptions: dividend yield of zero percent for all periods; expected life of the stock option of 3.25 years; risk-free interest rate of 4.85%; and a volatility factor of the expected market price of Viragen’s common stock of 0.56. The weighted average fair value of these stock options was $0.03 per option.

The selection of an estimated volatility factor and determining the expected term of stock options can have an impact on the amount of stock-based compensation expense that will ultimately be recognized. Volatility factors used to value stock options granted in our fiscal year ending June 30, 2007 were determined using historical volatility. The expected terms of stock options granted in our fiscal year ending June 30, 2007 were determined using the midpoint between the vesting date and the end of the contractual term, rounded up to the nearest year for certain stock options. There were no stock options granted in our fiscal year ended June 30, 2006.

During the three and nine months ended March 31, 2007 and 2006 no stock options were exercised.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

A summary of stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	296,783	$4.46
Granted	843,000	0.57
Exercised	—	—
Canceled/Expired	(46,583)	13.80

Outstanding at March 31, 2007	1,093,200	$1.06	4.20 years	$—

Exercisable at March 31, 2007	671,700	$1.37	3.69 years	$—

In May 2007, the Board of Directors issued options to purchase an aggregate of 843,000 shares to officers and certain employees under our 2006 Equity Compensation Plan. The exercise price of each option is $0.07 per share, and each option vests half upon the date of issuance and the remaining half upon the first anniversary of the date of issuance. The options are exercisable for five years from the respective vest dates. To date, no options granted under our 2006 Equity Compensation Plan have been exercised and no shares issuable upon exercise of the options may be sold until they are registered with the Securities and Exchange Commission. We intend to file a Form S-8 registration statement covering the shares issuable under our 2006 Equity Compensation Plan during the fourth quarter of our fiscal year ending June 30, 2007.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE C – INVENTORIES – (Continued)

During the nine months ended March 31, 2007, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which could be received during the first half of calendar 2007.

During the nine months ended March 31, 2006, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the nine months ended March 31, 2006, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

Inventories consisted of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Finished product	$67,906	$558,995
Work in process	156,941	899,945
Raw materials and supplies	374,642	362,736

Total inventories	$599,489	$1,821,676

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The goodwill reported in our consolidated balance sheet as of June 30, 2006 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of the goodwill, the carrying amount had increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management had selected April 1st as the date of our annual impairment review. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative.

Viragen International’s common stock is a component of one of the models used to determine the fair value of the ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the fair value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods, we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of the goodwill.

The following table reflects the changes in the carrying amount of the goodwill for the nine months ended March 31, 2007:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	182,372
Impairment charge	(4,072,787)

Balance as of March 31, 2007	$—

The developed technology intangible asset reported in our consolidated balance sheets as of March 31, 2007 and June 30, 2006 arose from Viragen International’s acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of March 31, 2007 and June 30, 2006 is as follows:

	March 31, 2007	June 30, 2006
Developed technology	$2,446,156	$2,329,754
Accumulated amortization	(949,684)	(781,153)

Developed technology, net	$1,496,472	$1,548,601

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by Viragen International. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $796,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

The developed technology intangible asset is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES

Details of our convertible notes and debentures outstanding at March 31, 2007 and June 30, 2006 are as follows:

	March 31, 2007	June 30, 2006
Outstanding principal	$1,553,125	$13,612,500
Less discounts	(1,094,444)	(2,012,766)

	458,681	11,599,734
Less current portion, net of discounts	(3,903)	(453,918)

Long term portion	$454,778	$11,145,816

At March 31, 2007, our convertible notes and debentures was comprised of convertible notes issued in June 2004, with an outstanding principal amount of $1.50 million and convertible debentures issued in September 2005 with an outstanding principal amount of approximately $53,000. At June 30, 2006, our convertible notes and debentures was comprised of convertible notes issued in June 2004, with an outstanding principal amount of $12.05 million and convertible debentures issued in September 2005 with an outstanding principal amount of $1.56 million.

During the nine months ended March 31, 2007, $1.50 million of the principal amount of the convertible notes was converted resulting in the issuance of 1,428,571 shares of our common stock.

During the nine months ended March 31, 2007, we made cash payments aggregating approximately $258,000 to the convertible debenture holders, which represented the monthly installments due on these debentures, including an additional 10% premium for principal payments made in cash. In November 2006, we retired approximately $1.17 million of the outstanding principal balance of our convertible debentures with an aggregate payment of approximately $1.46 million, which included a negotiated 25% premium for early retirement of the obligation.

On March 19, 2007, we completed a transaction with certain holders of our convertible notes and debentures, who held an aggregate principal amount of $9.05 million of convertible notes, $106,250 of convertible debentures, and related warrants to purchase an aggregate of approximately 4.6 million shares of our common stock at $1.25 per share, to exchange the principal, and accrued interest of approximately $139,000, and the related warrants, for shares of our common stock. The exchange provided for the holders of the convertible notes and debentures to receive an aggregate of approximately 93 million shares of our common stock. The exchange also provided for these holders to surrender all warrants that were received in connection with the purchase of the convertible notes and debentures. As a result of the exchange, we recorded an aggregate charge of approximately $9.26 million for the value of the inducement offer as non-cash debt conversion expense, as required by SFAS No. 84, Induced Conversions of Convertible Debt. This amount represented the fair value of the additional consideration received by the convertible debt holders, which they were not entitled to receive under the provisions of the convertible debt, as well as the unamortized discounts associated with the convertible debt exchanged.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The debentures were convertible at a conversion price of $1.05 per share, subject to adjustment, including in the event that Viragen subsequently issues securities at less than the conversion price then in effect (other than an “exempt issuance” as defined in the debentures). The debentures provide for amortization in 32 equal monthly installments of principal, commencing on January 1, 2006. Monthly amortization payments may be made, at our option, in cash, accompanied by a 10% premium, or in shares of our common stock at a 5% discount to market price (computed by reference to the volume weighted average price of our common stock during the five trading day period immediately preceding the amortization due date). We have the right to require the debenture holders to convert their debentures in the event that the volume weighted average price of our common stock exceeds $2.00 per share for 30 consecutive trading days, the resale of the shares issuable upon conversion of the debentures are covered by an effective registration statement, and certain other conditions are met.

In lieu of interest, the debentures provided for an original issue discount equal to $570,000, the equivalent of 9.5% interest over the three year life of the debentures. For the three and nine months ended March 31, 2007, we recognized approximately $7,000 and $319,000, respectively, as interest expense from the amortization of the original issue discount. The amount for the nine months ended March 31, 2007 included approximately $219,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and nine months ended March 31, 2006, we recognized approximately $74,000 and $156,000, respectively, as interest expense from the amortization of the original issue discount.

The warrants issued in connection with these debentures are exercisable during the three year period ending September 15, 2008. Subject to certain conditions, Viragen has the right to call the warrants if the volume weighted average price for Viragen common stock exceeds 250% of the prevailing exercise price of the warrants for 20 consecutive trading days. The relative fair value of these warrants was calculated to be approximately $166,000 using a Black-Scholes valuation model and was recorded as a discount on the principal amount of the debentures. This discount is being amortized to interest expense using the effective interest rate method over the life of the debentures. For the three and nine months ended March 31, 2007, we recognized approximately $2,000 and $93,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants. The amount for the nine months ended March 31, 2007 included approximately $64,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and nine months ended March 31, 2006, we recognized approximately $22,000 and $46,000, respectively, as non-cash interest expense from the amortization of the discount that arose from the issuance of the warrants.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

We incurred costs of approximately $290,000 in connection with the issuances of these debentures, which primarily consisted of the finder’s fees, registration fees and legal and accounting expenses. These costs are being amortized to interest expense over the life of the debentures using the effective interest rate method. For the three and nine months ended March 31, 2007, we recognized approximately $4,000 and $162,000, respectively, as interest expense from the amortization of these debt issuance costs. The amount for the nine months ended March 31, 2007 included approximately $111,000 that was recognized upon the retirement of a portion of the debentures in November 2006. For the three and nine months ended March 31, 2006, we recognized approximately $38,000 and $80,000, respectively, as interest expense from the amortization of these debt issuance costs.

One debenture holder did not participate in the March 2007 exchange discussed at the beginning of Note E. The outstanding principal balance on this holder’s debenture was $53,125 at the time of the exchange. As a result of the exchange, the conversion price of the debenture was reduced to $0.10 per share in accordance with the anti-dilution provisions of the debenture. As a result of the reduction in the conversion price of the debenture and based on the calculated effective conversion price of the debenture, we calculated a beneficial conversion amount of approximately $33,000, which was recorded as additional discount on the principal amount of the debenture with a corresponding increase to capital in excess of par value. This discount is being amortized to interest expense using the effective interest rate method over the remaining life of the debenture. For the three and nine months ended March 31, 2007, we recognized non-cash interest expense from the amortization of this discount of approximately $1,000.

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

If any event of default occurs under the debentures, at the option of the holder, we are required to pay to the holder an amount equal to 130% of the outstanding principal amount of the debentures. Commencing five days after the occurrence of any event of default that results in the acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

Resale of the shares issuable upon conversion or payment of the debentures and upon exercise of warrants is registered under our Form S-3 registration statement (File No. 333-129319) filed with the Securities and Exchange Commission, which was declared effective on November 9, 2005. If, following the effective date of the registration statement, the registration statement ceases to remain effective for ten consecutive calendar days, but no more than an aggregate of fifteen days during any twelve month period, or if Viragen fails to deliver unlegended shares to the investors as and when required, Viragen is subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible debentures. Due to our equity for debt exchange completed in March 2007, the exercise price of the related outstanding warrants was reduced to $0.10 per share and an additional number of warrants were issued in accordance with the respective anti-dilution provisions. While the warrants may be exercised on a cashless basis, we do not have a sufficient number of registered shares to permit all of the warrants to be exercised for cash. The warrants are currently out of the money and we intend to file a registration statement covering resale of the shares issuable due to the anti-dilution provisions of the warrants during the fourth quarter of our fiscal year ending June 30, 2007.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

Interest on the notes remains payable quarterly at an annual rate of 7% on each January 1, April 1, July 1 and October 1. Interest payments are payable in cash or, at our option, in shares of our common stock based upon the average of the closing AMEX bid prices of our common stock during the 20 consecutive trading days preceding the interest payment date, subject to certain conditions. The amount of interest expense on these notes for the three and six months ended December 31, 2006 at 7% interest totaled approximately $185,000 and $385,000, respectively. The quarterly interest due April 1, 2007 of approximately $26,000 was satisfied through the issuance of 300,344 shares of our common stock valued at $0.09 per share. The quarterly interest due January 1, 2007 of approximately $185,000 was satisfied through the issuance of 1,122,344 shares of our common stock valued at $0.16 per share. The quarterly interest due October 1, 2006 of approximately $200,000 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

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

The relative fair value of the warrants initially issued was calculated to be approximately $3,264,000 using a Black-Scholes valuation model. The relative fair value of these warrants was recorded as a discount on the principal amount of the notes. As discussed above, we recorded an additional discount of approximately $427,000 on the principal amount of the notes due to the reduction of the exercise price of the warrants and the issuance of additional warrants. This additional discount, together with the unamortized original discount as of the modification date, is being amortized to interest expense over the new term of the notes using the effective interest rate method. For the three and nine months ended March 31, 2007, we recognized non-cash interest expense from the amortization of this discount of approximately $62,000 and $299,000, respectively, compared to approximately $218,000 and $1,233,000, for the three and nine months ended March 31, 2006, respectively.

One note holder did not participate in the March 2007 exchange discussed at the beginning of this Note. The outstanding principal balance on this holder’s note was $1.5 million at the time of the exchange. As a result of the exchange, the conversion price of the remaining note was reduced to $0.10 per share in accordance with the anti-dilution provisions of the note. As a result of the reduction in the conversion price of the note and based on the calculated effective conversion price of the note, we calculated an additional beneficial conversion amount of approximately $927,000, which was recorded as additional discount on the principal amount of the note with a corresponding increase to capital in excess of par value.

At the date of issuance of the notes in June 2004, and as a result of the calculated effective conversion price of the notes, a beneficial conversion amount of approximately $4,372,000 was calculated and recorded as a discount on the principal amount of the notes. As discussed above, we recorded additional beneficial conversion discount of approximately $927,000 on the principal amount of the remaining note due to the reduction of the conversion price of the note from $1.05 to $0.10 in March 2007. This additional discount, together with the unamortized original beneficial conversion discount as of the date of the exchange is being amortized to interest expense over the life of the note using the effective interest rate method. For the three and nine months ended March 31, 2007, we recognized non-cash interest expense from the amortization of this discount of approximately $74,000 and $310,000, respectively, compared to approximately $217,000 and $1,372,000, for the three and nine months ended March 31, 2006, respectively.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE E – CONVERTIBLE NOTES AND DEBENTURES – (Continued)

In connection with the April 1, 2004 purchase agreements, we incurred costs of approximately $1,161,000. These costs primarily consisted of the finder’s fee of 5%, or $1 million, the fair value of 80,000 three-year common stock purchase warrants exercisable at a price of $1.516 per share issued to the finder, and legal and accounting expenses. These costs are being amortized to interest expense over the life of the notes using the effective interest rate method. For the three and nine months ended March 31, 2007, we recognized interest expense from the amortization of these debt issuance costs of approximately $16,000 and $79,000, respectively, compared to approximately $58,000 and $364,000, for the three and nine months ended March 31, 2006, respectively.

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

If any event of default occurs under the notes, at the option of the note holder, we are required to pay to the holder an amount equal to 110% of the sum of the outstanding principal amount of the notes, plus accrued and unpaid interest on the principal amount to the date of payment, plus accrued and unpaid default interest, if any. Commencing five days after the occurrence of any event of default that results in the acceleration of the notes, the interest rate on the notes shall accrue at the rate of 16% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

Resale of the shares issuable upon conversion or payment of the notes and related interest and upon exercise of warrants are registered under our Form S-3 registration statement (File No. 333-117338) filed with the Securities and Exchange Commission, which was declared effective on July 28, 2004. If, following the effective date of the registration statement, the registration statement ceases to remain effective or if we fail to deliver unlegended shares to the investors as and when required, we are subject to the payment of liquidated damages, payable in cash, based on a percentage of the aggregate purchase price of the then outstanding balance of the convertible notes. Due to our equity for debt exchange completed in March 2007, the exercise price of the related outstanding warrants was reduced to $0.10 per share and an additional number of warrants were issued in accordance with the respective anti-dilution provisions. While the warrants may be exercised on a cashless basis, we do not have a sufficient number of registered shares to permit all of the warrants to be exercised for cash. The warrants are currently out of the money and we intend to file a registration statement covering resale of the shares issuable due to the anti-dilution provisions of the warrants during the fourth quarter of our fiscal year ending June 30, 2007.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE F – DEBT

Short Term Borrowings

During June 2006, we obtained short term financing of approximately $217,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 8.79%. Principal and interest payments of approximately $25,000 are payable in nine equal monthly installments. The outstanding balance on this short term borrowing was approximately $25,000 and $217,000 as of March 31, 2007 and June 30, 2006, respectively.

During August 2006, we obtained short term financing of approximately $63,000 for the purchase of certain corporate insurance policies. Outstanding borrowings under this arrangement bear interest at an effective rate of 9.40%. Principal and interest payments of approximately $7,000 are payable in ten equal monthly installments. The outstanding balance on this short term borrowing was approximately $19,000 as of March 31, 2007.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $641,000 and $637,000 at March 31, 2007 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.50% at March 31, 2007 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $20,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.5 million and $2.6 million as of March 31, 2007 and June 30, 2006, respectively.

NOTE G – SUBSIDIARY PREFERRED STOCK

Series C 24% Cumulative Preferred Stock

Viragen International established its Series C 24% Cumulative Preferred Stock in July 2006. Viragen International was authorized to issue 18,000 shares of Series C cumulative preferred stock. Each share of Series C cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In July 2006, Viragen International completed a private placement of 18,000 units with each unit consisting of one share of its Series C cumulative preferred stock and 200 shares of its common stock. Accordingly, 18,000 shares of its Series C cumulative preferred stock and 3,600,000 shares of its common stock were issued. Viragen International received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense fee of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of Viragen International common stock, which represented 22 shares of Viragen International common stock for each share of Viragen International Series C cumulative preferred stock sold. In connection with this placement, Viragen International incurred approximately $15,000 of related expenses.

The holders of Viragen International’s Series C cumulative preferred stock were entitled to receive preferential dividends at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing by Viragen International or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by either Viragen International or us, Viragen International had the right to redeem all, but not less than all, of its Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007. In November 2006, we completed a public offering described in Note I in excess of the $5 million redemption threshold and Viragen International redeemed all outstanding shares of its Series C cumulative preferred stock, including the payment of $432,000 of related dividends. Following redemption, the series of Viragen International preferred stock denominated as Series C 24% Cumulative Preferred Stock was eliminated and the 18,000 previously authorized shares of Series C cumulative preferred stock were restored to the status of authorized but unissued and undesignated preferred stock of Viragen International.

Series D 24% Cumulative Preferred Stock

Viragen International established its Series D 24% Cumulative Preferred Stock in August 2006. Viragen International was authorized to issue 15,000 shares of Series D cumulative preferred stock. Each share of Viragen International’s Series D cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In August 2006, Viragen International completed a private placement of 3,154 shares of its Series D cumulative preferred stock. Viragen International received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense fee of approximately $6,000 paid to the placement agent. In September 2006, Viragen International issued an additional 4,547 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, Viragen International issued an additional 3,150 shares of its Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000. In connection with these placements, Viragen International incurred approximately $8,000 of related expenses.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE G – SUBSIDIARY PREFERRED STOCK – (Continued)

Viragen International’s Series D cumulative preferred stock was redeemable at the option of Viragen International or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen International or us. The holders of the Series D cumulative preferred stock could have required Viragen International to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occurred, dividends would be accrued and payable through the next August 18, despite redemption prior to that date). At the time of any such financing by Viragen International or us, Viragen International had the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occurred, dividends would be accrued and payable through the next August 18, despite redemption prior to that date).

The holders of Viragen International’s Series D cumulative preferred stock were entitled to receive a cumulative dividend of 24% per annum on the stated value, payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter or (b) upon redemption following the closing of any subsequent financing by Viragen International or us, with gross proceeds equal to or greater than $7 million. In November 2006, we completed a public offering described in Note I in excess of the $7 million redemption threshold and Viragen International redeemed all outstanding shares of its Series D cumulative preferred stock, including the payment of approximately $260,000 of related dividends. Following redemption, the series of Viragen International’s preferred stock denominated as Series D 24% Cumulative Preferred Stock was eliminated and the 15,000 previously authorized shares of Series D cumulative preferred stock were restored to the status of authorized but unissued and undesignated preferred stock of Viragen International.

NOTE H – PREFERRED STOCK

We are authorized to issue a total of 1 million shares of preferred stock, par value $1.00 per share. Viragen’s board of directors may issue preferred stock by resolutions, without any action of our stockholders. These resolutions may authorize issuance of preferred stock in one or more series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Series A Cumulative Convertible Preferred Stock

Viragen established the 10% Series A cumulative convertible preferred stock in November 1986. We are authorized to issue 375,000 shares of Series A cumulative convertible preferred stock. As of March 31, 2007 and June 30, 2006, there were 2,150 shares of Series A cumulative convertible preferred stock outstanding. Each share of series A cumulative convertible preferred stock is immediately convertible, at the option of the holder, into .426 shares of our common stock. Dividends on the Series A cumulative convertible preferred stock are cumulative and have priority over dividends, if any, paid on our common stock or subsequently created series’ of other stock of Viragen junior to the Series A cumulative convertible preferred stock. These dividends are payable in either cash or shares of our common stock, at our option.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Owners of the Series A cumulative convertible preferred stock are entitled to receive $10.00 per share, plus accrued and unpaid dividends, upon our liquidation, dissolution or winding up. During the nine months ended March 31, 2007, we paid all accrued and unpaid dividends on the outstanding shares of Series A cumulative convertible preferred stock through September 30, 2006 totaling approximately $13,000. As of March 31, 2007 and June 30, 2006, the aggregate amount of dividends in arrears on the Series A cumulative convertible preferred stock was approximately $1,000 and $13,000, respectively, or approximately $0.50 and $6.05, respectively, per outstanding share of Series A cumulative convertible preferred stock.

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

In November 2006, upon completion of our public offering described in Note I, we redeemed all outstanding shares of our Series J cumulative convertible preferred stock, including the payment of approximately $1.25 million of related dividends. Following redemption, the series of preferred stock denominated as Series J 24% Cumulative Preferred Stock was eliminated and the 18,000 previously authorized shares of Series J cumulative preferred stock were restored to the status of authorized but unissued and undesignated preferred stock.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

NOTE I – CAPITAL STOCK

On January 25, 2007, our stockholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock that Viragen is authorized to issue to 500 million, par value $0.01 per share. As of June 30, 2006, Viragen was authorized to issue 250 million shares of common stock, par value $0.01 per share.

As of March 31, 2007, there were 214,360,131 shares of our common stock outstanding and 154,150,914 shares of our common stock issuable upon exercise or conversion of the following securities:

Debt and equity offering warrants (exercisable at a weighted average price of $0.26 per share through October 2011)	129,480,548
June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $0.10 per share through August 2008)	15,000,000
Underwriter’s purchase option to purchase 4,020,000 units at $0.29 per unit through October 2011. Each unit consists of one share of common stock and one warrant to purchase one share of common stock exercisable at $0.39 per share.	8,040,000
Officers, employees, and directors options (exercisable at a weighted average price of $1.06 per share through March 2014)	1,093,200
September 2005 convertible debentures (convertible at $0.10 per share through September 2008)	531,250
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Series A cumulative convertible preferred stock	916

154,150,914

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

This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received net proceeds of approximately $17.0 million. We utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE I – CAPITAL STOCK – (Continued)

Separate trading of the common stock and warrants underlying the Units commenced on November 28, 2006. The Warrants trade on the AMEX under the trading symbol “VRA.WS”

As further discussed in Note E, on March 19, 2007, we issued an aggregate of approximately 93 million shares of our common stock in exchange for approximately $9.3 million of our convertible notes and debentures, including accrued interest. During the nine months ended March 31, 2007, we also issued an aggregate of 1,428,571 shares of our common stock upon conversion of $1.5 million of our convertible notes at $1.05 per share. Quarterly interest due January 1, 2007 of approximately $185,000 on our convertible notes was satisfied through the issuance of 1,122,344 shares of our common stock valued at $0.16 per share. Quarterly interest due October 1, 2006 of approximately $200,000 on our convertible notes was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. Quarterly interest due July 1, 2006 of approximately $211,000 on our convertible notes was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

In connection with the equity for debt exchange discussed in Note E, holders of approximately 4.6 million warrants exercisable at $1.25 per share surrendered their warrants. As a result of the equity for debt exchange discussed in Note E, which resulted in the issuance of shares of our common stock at $0.10 per share, and in accordance with the anti-dilution provisions of approximately 4.1 million warrants exercisable at $1.25 per share, the exercise price of these warrants was reduced to $0.10 per share, which resulted in the issuance to those holders of approximately 46.8 million additional warrants with an exercise price of $0.10 per share. In addition, in accordance with the anti-dilution provisions of approximately 1.7 million warrants exercisable at $0.17 per share, the exercise price of these warrants was reduced to $0.10 per share.

Subsequent to March 31, 2007 and to the filing date of this report, we issued an aggregate of 300,344 shares of our common stock valued at $0.09 per share as payment of quarterly interest due April 1, 2007 totaling approximately $26,000 on our convertible notes. We also issued an aggregate of 4 million shares of our common stock upon conversion of $400,000 of our convertible notes at $0.10 per share.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(16,711,251)	$(3,655,085)	$(26,720,074)	$(13,324,398)
Other comprehensive (loss) income:
Currency translation adjustment	(207,299)	240,589	595,294	(23,947)

Comprehensive loss	$(16,918,550)	$(3,414,496)	$(26,124,780)	$(13,348,345)

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE K – ROYALTY AGREEMENT

In November 1986, we entered into a royalty agreement with Dialysis Corporation of America, Inc. (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2.4 million. It includes a schedule of royalty payments of:

•	5% of the first $7.0 million of sales;

•	4% of the next $10.0 million; and

•	3% of the next $55.0 million.

These royalties are to be paid until the total of $2.4 million is achieved. The amended agreement also states that royalties of approximately $108,000 accrued prior to May 1993 under the agreement are payable to DCA as the final payment. Royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended March 31, 2007 and 2006, royalties due under the agreement totaled approximately $6,000 and $5,000, respectively. For the nine months ended March 31, 2007 and 2006, royalties due under the agreement totaled approximately $15,000 and $15,000, respectively. To date, we have paid or accrued royalties on approximately $6.5 million in product sales.

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

If and as each of these milestones is met, additional shares of Viragen International common stock will be issued.

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

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact, if any, the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements is not known at this time.

VIRAGEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE O – SUBSEQUENT EVENTS

On April 12, 2007, we received gross proceeds of $3 million in connection with the sale of $3 million of units consisting in the aggregate of 30,000 shares of Viragen Series K 18% Cumulative Convertible Preferred Stock and warrants to purchase 15 million shares of Viragen common stock. The stated value of the preferred stock is $100 per share, and the preferred stock is entitled receive a cumulative dividend of 18% per annum when and if declared by Viragen’s Board of Directors. The dividend is payable in cash, quarterly in arrears commencing July 11, 2007, or upon redemption in accordance with the terms of the preferred stock.

The preferred stock is convertible at the option of the holder, together with accrued and unpaid dividends, at a conversion price of $0.10 per share, into shares of Viragen common stock. The holder also has the option, at such time as Viragen completes a subsequent debt and/or equity financing resulting in gross proceeds of $6 million or more, to require Viragen to redeem all or a portion of the preferred stock and any accrued and unpaid dividends, rounded up to the quarter-end of the quarter of redemption, plus, an amount equal to two additional quarters’ dividends. In addition, Viragen has the right, on notice to the holder, to redeem the preferred stock in its entirety, at the stated value, including any accrued but unpaid dividends, rounded up to the quarter-end of the quarter of redemption, plus, an amount equal to two additional quarters’ dividends (a) at anytime after the third anniversary of the initial issuance of the preferred stock or (b) if Viragen’s common shares trade at a volume weighted average price of $0.25 or higher for a period of 15 consecutive trading days. The holder may convert its preferred stock at any time prior to the date fixed for redemption.

Each warrant entitles the holder to purchase one share of Viragen common stock at an exercise price of $0.10 per share at any time prior to April 11, 2012. The warrants, which are not redeemable, also include a cashless exercise provision that permits the holder to pay the exercise price by surrendering a number of warrants having a fair market value equal to the exercise price of the warrants being surrendered.

Viragen is obligated to file a registration statement to permit the resale of the common shares underlying the preferred stock and warrants on or prior to May 26, 2007, and to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the filing date. Viragen is obligated to pay liquidated damages to the holder if these requirements are not met or if the registration statement does not remain effective to permit the holder to publicly resell the shares issuable upon conversion of the preferred stock and/or exercise the warrants (unless such registration is not required).

In April 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee. During the term of the agreement, we will serve as the exclusive manufacturer of the product for Swedish Orphan International, and Swedish Orphan International has agreed not to sell competing products, including alpha interferons, in the exclusive territory. Swedish Orphan International will pay us for Multiferon® at an agreed upon sales price, and, in addition, we will receive double-digit royalties from Swedish Orphan International on their net sales. Unless extended by mutual agreement, the license agreement will terminate ten years following the date of product launch in the last country in the territory covered by the agreement. The upfront license fee will be recorded as deferred revenue and recognized over the term of the license agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this report to “we,” “us” and “our” are to the Company and its wholly-owned and majority-owned subsidiaries. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q, including “Part II. Item 1A – Risk Factors” contained in this report, and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Recent Developments

OVA™ System

In May 2007 we and our collaborative partners in the field of avian transgenics, Roslin Institute and Oxford Biomedica, announced a significant breakthrough in the development of the OVA™ System, resulting in a more efficient bio-manufacturing platform for the cost-effective production of human therapeutic proteins. Our researchers in Scotland and collaborators at Roslin Institute were able to significantly increase expression levels of interferon alpha-2a, a human protein often prescribed for the treatment of hepatitis C and certain malignant diseases, by at least 10-fold over previously reported results. The high quantities of active protein now being recovered from these transgenic hens’ eggs builds a compelling case for using the OVA™ System as a primary manufacturing system. Additional protein drug candidates will be evaluated in confirmatory studies.

Multiferon® study

In May 2007 we announced results from a sponsored in vitro study conducted at Umea University in Sweden, which found that Multiferon® suppressed development of resistant human melanoma clones to a far greater degree than recombinant alpha interferon. The study has been accepted for publication in AntiCancer Research, International Journal of Cancer Research and Treatment. The study, conducted by Professor Erik Lundgren, Head of Research at the Department of Molecular Biology, Umea University, and a consultant and director of ViraNative, was designed to compare Multiferon® and Intron® A (Interferon alpha-2b, recombinant) with respect to the abilities of each product to inhibit the development of interferon-resistant melanoma cells in vitro, in order to better understand the reason for melanoma treatment failures. Intron® A is registered trademark of Schering-Plough Corporation.

For this study, three human melanoma cell lines were grown at a range of different cell concentrations in the presence of graded doses of either Multiferon® or Intron® A. After four weeks, the number of melanoma cell colonies was assessed and their properties analyzed. Long-term treatment with Multiferon® was found to result in substantially fewer interferon-resistant melanoma clones than treatment with Intron® A. When treated with the single-subtype, recombinant alpha interferon, not only were distinct colonies found, but scattered individual cells were also observed. In contrast, during short term treatment, there was no difference in potency between the two interferon types with respect to growth and survival. The results of this study suggest that the mixture of six human alpha subtypes present in Multiferon® (a1 a2, a8, a10, a14, a21) provides distinct benefits versus other alpha interferon products in vitro with respect to reducing the number of resistant clones.

Expiration of collaborative research agreement with Sloan-Kettering Institute for Cancer Research

In May 2007, we announced that Sloan-Kettering Institute for Cancer Research and the Company have decided to end the collaboration on VG101, a jointly-owned humanized antibody being developed for the treatment of Stage IV malignant melanoma. The collaborative research agreement between Sloan-Kettering Institute for Cancer Research and the Company, which was entered into in February 2002 and subsequently amended, expired on May 1, 2007. Viragen intends to refocus resources on preclinical studies planned for two of Viragen’s anti-cancer product candidates: VG102, a monoclonal antibody that has the potential to target nearly all solid tumors; and VG106, an in-house developed cytokine that has been shown, in preliminary studies, to prevent proliferation of several difficult-to-treat cancers.

Multiferon® license agreement

In April 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee. During the term of the agreement, we will serve as the exclusive manufacturer of the product for Swedish Orphan International, and Swedish Orphan International has agreed not to sell competing products, including alpha interferons, in the exclusive territory. Swedish Orphan International will pay us for Multiferon® at an agreed upon sales price, and, in addition, we will receive double-digit royalties from Swedish Orphan International on their net sales. Unless extended by mutual agreement, the license agreement will terminate ten years following the date of product launch in the last country in the territory covered by the agreement.

Swedish Orphan International will also control and fund a significant portion of the costs for a planned European post-marketing clinical study. The post-marketing trial will further evaluate the use of Multiferon® for the first-line adjuvant treatment of high-risk malignant melanoma (Stages IIb-III). The marketing of Multiferon® in the European Union (other than in Sweden) will require marketing authorization from applicable regulatory bodies, which is expected to be sought through the Mutual Recognition Procedure (MRP) adhered to by a majority of the European Union’s member states. Under the license agreement, we are responsible for the preparation, at our expense, of the registration dossier for submission under the MRP, as well as responses to additional requests for information. Swedish Orphan International is responsible for the filing of the dossier and the submission of additional information prepared by us, and once regulatory authorization is received, Swedish Orphan International is responsible for maintaining the marketing authorizations, with related expenses to be reimbursed by us.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $87,000 in cash and cash equivalents, a working capital deficit of approximately $1.18 million, an accumulated deficit since inception of approximately $193.80 million and stockholders’ equity of approximately $3.37 million. Cash used to fund operations during the nine months ended March 31, 2007 totaled approximately $8.10 million. During the nine months ended March 31, 2007, our funding primarily consisted of net proceeds from our underwritten public offering completed in November 2006 and Viragen International’s Series C and Series D cumulative preferred stock offerings prior to that.

Principal and interest payments on our convertible debentures totaled approximately $1.72 million for the nine months ended March 31, 2007. Approximately $1.46 million of this amount was for the retirement of a portion of the convertible debentures. Principal payments on our short and long-term financing obligations, excluding convertible notes and debentures, totaled approximately $319,000 for the nine months ended March 31, 2007.

On April 12, 2007, we received gross proceeds of $3 million in connection with the sale of $3 million of units consisting in the aggregate of 30,000 shares of Viragen Series K 18% Cumulative Convertible Preferred Stock and warrants to purchase 15 million shares of Viragen common stock. The stated value of the preferred stock is $100 per share, and the preferred stock is entitled to receive a cumulative dividend of 18% per annum when and if declared by Viragen’s Board of Directors. The dividend is payable in cash, quarterly in arrears commencing July 11, 2007, or upon redemption in accordance with the terms of the preferred stock.

In April 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee.

We believe we have cash on hand to fund our operations, including those of our subsidiaries, through June 2007. We will require substantial additional funding to support our operations subsequent to June 2007. As we do not anticipate achieving sufficient cash flows from operations for the foreseeable future, we plan to seek additional capital through equity or debt financings or strategic alliances, if feasible. Additional capital may not be available to us when needed, or upon terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June 2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from the debt holder. There can be no assurance that the debt holder will provide a waiver, if required. Accordingly, if we are unable to obtain additional financing to support our operations subsequent to June 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We have experienced losses and a negative cash flow from operations since inception. During the three and nine months ended March 31, 2007 we incurred net losses of approximately $16.7 million and $26.7 million, respectively. During our fiscal years ended June 30, 2006, 2005, and 2004, we incurred significant net losses of approximately $18.2 million, $26.2 million, and $18.2 million, respectively. We anticipate additional future losses as we commercialize Multiferon® and conduct additional research activities and clinical trials on our product candidates to obtain additional regulatory approvals. In addition, extensive research and development activities, including costly clinical trial expenditures will be necessary to commercialize our antibodies and avian transgenics technology.

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

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder values.

In the event our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we are unable to identify and consummate an acceptable business combination, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

Our future cash requirements are dependent upon many factors, including:

•	our ability to conduct future financings;

•	revenue generated from licensing Multiferon®, our product candidates or avian transgenics technology;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our debt and preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our current operating plans, for the last quarter of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $3.0 million for operating activities, $50,000 for investing activities and $100,000 to service our current financing obligations. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Convertible Debt Exchange

On March 19, 2007, we completed a transaction with certain holders of our convertible notes and debentures, who held an aggregate principal amount of $9.05 million of convertible notes, $106,250 of convertible debentures, and related warrants to purchase an aggregate of approximately 4.6 million shares of our common stock at $1.25 per share, to exchange the principal, and accrued interest of approximately $139,000, and the related warrants, for shares of our common stock. The exchange provided for the holders of the convertible notes and debentures to receive an aggregate of approximately 93 million shares of our common stock.

November 2006 Public Offering

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

This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, we received net proceeds of approximately $17.0 million. We utilized approximately $11.5 million of the net proceeds for the redemption of all of our outstanding Series J cumulative convertible preferred stock and all of Viragen International’s outstanding Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of our convertible debentures.

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

Interest on the notes remains payable quarterly at an annual rate of 7% on each January 1, April 1, July 1 and October 1. Interest payments are payable in cash or, at our option, in shares of our common stock based upon the average of the closing AMEX bid prices of our common stock during the 20 consecutive trading days preceding the interest payment date, subject to certain conditions. The quarterly interest due April 1, 2007 of approximately $26,000 was satisfied through the issuance of 300,344 shares of our common stock valued at $0.09 per share. The quarterly interest due January 1, 2007 of approximately $185,000 was satisfied through the issuance of 1,122,344 shares of our common stock valued at $0.16 per share. The quarterly interest due October 1, 2006 of approximately $200,000 was satisfied through the issuance of 553,380 shares of our common stock valued at $0.36 per share. The quarterly interest due July 1, 2006 of approximately $211,000 was satisfied through the issuance of 532,515 shares of our common stock valued at $0.40 per share.

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

During the nine months ended March 31, 2007, $1.50 million of the principal amount of the notes was converted resulting in the issuance of 1,428,571 shares of our common stock. As of March 31, 2007, $1.50 million of the principal amount of these convertible notes remained outstanding. Subsequent to March 31, 2007 and to the filing date of this report, we issued an aggregate of 4 million shares of our common stock upon conversion of $400,000 of these convertible notes at $0.10 per share.

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

During the nine months ended March 31, 2007, we made cash payments aggregating approximately $258,000 to the holders of these convertible debentures, which represented the monthly installments due on these debentures, including the additional 10% premium for principal payments made in cash. In November 2006, we retired approximately $1.17 million of the outstanding principal balance of these debentures with an aggregate payment of approximately $1.46 million, which included a negotiated 25% premium for early retirement of the obligation. As of March 31, 2007, approximately $53,000 of the principal amount of these convertible debentures remained outstanding.

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

American Stock Exchange Notice

We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity was less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlined our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We were subject to periodic review by AMEX during the extension period granted by AMEX. Failure to have made progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could have resulted in our securities being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.

On March 19, 2007, we issued approximately 93 million shares of our common stock in exchange for approximately $9.3 million of our convertible notes and debentures, including accrued interest. If we had been unable to complete this exchange prior to March 20, 2007, we would not have complied with AMEX’s continued listing standards prior to the deadline imposed by AMEX. While we complied with AMEX’s continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. We raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, our stockholders’ equity has again fallen below $6 million. We have continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to our compliance with AMEX’s continued listing standards. Due to the current low trading price of our common stock, AMEX may require that we reverse split our stock to maintain listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist our securities or that we will be able to submit a plan of compliance acceptable to AMEX. In the event we were to receive notice from AMEX of their intent to delist our securities, it is our intent to pursue any available appeal process that we are entitled to pursue. If AMEX delists our securities, the holder of approximately $1.1 million of our outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. In addition, if AMEX delists our securities, approximately $700,000 of unamortized discounts and deferred financing costs associated with the $1.1 million of our outstanding convertible debt, as of the filing date of this report, will be immediately recorded as interest expense.

In the event our securities are delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are is not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on a major exchange, including AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations and otherwise fund our operations.

Results of Operations

Product Sales

For the three months ended March 31, 2007, product sales totaled approximately $111,000 compared to approximately $99,000 for the three months ended March 31, 2006. This increase in product sales was primarily due to an increase in Multiferon® sales volume in Mexico and Sweden, which was offset by a decrease in Multiferon® sales volume in Chile, Germany, South Africa and Indonesia. For the nine months ended March 31, 2007, product sales totaled approximately $299,000 compared to approximately $301,000 for the nine months ended March 31, 2006. This slight decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Chile, Germany, Mexico and South Africa, which was partially offset by an increase in Multiferon® sales volume in Indonesia. The fluctuations in product sales in Mexico, Indonesia and South Africa are primarily due to the timing of product orders placed by our distributors in those countries.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, was approximately $725,000 for the three months ended March 31, 2007 compared to approximately $681,000 for the same period in the prior year. For the nine months ended March 31, 2007, cost of sales was approximately $1.91 million compared to $1.71 million for the same period in the prior year. These increases in cost of sales are primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

During the three months ended March 31, 2007, there were no write-downs recorded related to inventory. However, during the nine months ended March 31, 2007, we recorded an aggregate write-down of approximately $1.52 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which could be received during the first half of calendar 2007.

During the three months ended March 31, 2006, there were no write-downs recorded related to inventory. However, during the nine months ended March 31, 2006, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the nine months ended March 31, 2006, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

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

Research and Development Costs

Our research and development programs include ongoing studies in support of Multiferon®, our avian transgenics platform, a humanized antibody and potential new product candidates.

Research and development costs include scientific personnel salaries and related expenses, laboratory supplies, consulting fees, contracted research and development, legal services, equipment rentals, repairs and maintenance, utilities and research related travel. For the three months ended March 31, 2007, research and development costs totaled approximately $985,000 compared to approximately $1.17 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, research and development costs totaled approximately $2.80 million compared to $3.25 million for the same period in the prior year. These decreases are primarily due to a reduction in personnel related costs due to lower headcount, a reduction in rental costs, less legal fees related to intellectual property, less laboratory supplies costs and less consulting fees and product used for clinical trials, due to the completion of certain projects related to pending regulatory matters and delays in starting new clinical trials.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, repairs and maintenance, insurance, legal, accounting, consulting, depreciation and amortization expenses. For the three months ended March 31, 2007, selling, general and administrative expenses totaled approximately $1.54 million compared to approximately $1.49 million for the three months ended March 31, 2006. This increase was primarily due to the strengthening of the British Pound and Swedish Krona against the U.S. dollar as a significant portion of our consolidated selling, general and administrative expenses are incurred by our Scottish and Swedish subsidiaries. For the nine months ended March 31, 2007, selling, general and administrative expenses totaled approximately $4.64 million compared to $4.87 million for the same period in the prior year. This decrease was primarily attributed to a reduction in personnel related expenses due to lower headcount and less legal and accounting fees.

We anticipate selling related expenses will decrease over the next twelve months as a result of our recently executed licensing agreements. This decrease is anticipated since the licensing agreements provide that the distributor is responsible for the costs of Multiferon® sales and marketing efforts.

Impairment of Goodwill

The goodwill reported in our consolidated balance sheet at June 30, 2006 arose from Viragen International’s acquisition of ViraNative and the subsequent achievement of certain milestones. SFAS No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative.

Viragen International’s common stock is a component of one of the models used to determine the fair value of our ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the fair value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods, we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of the goodwill.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2007, amortization of intangible assets totaled approximately $43,000 and $128,000, respectively, compared to approximately $39,000 and $116,000 for the three and nine months ended March 31, 2006, respectively. The period over period increase is due to the weakening of the U.S. dollar against the Swedish Krona as the developed technology is denominated in Swedish Krona.

Interest Expense

For the three months ended March 31, 2007, interest expense of approximately $347,000 was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $165,000 and non-cash interest expense of approximately $165,000 related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs.

For the three months ended March 31, 2006, interest expense of approximately $890,000 was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $232,000 and non-cash interest expense of approximately $626,000 related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs.

For the nine months ended March 31, 2007, interest expense of approximately $2.18 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $550,000 and non-cash interest expense of approximately $1.26 million related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs. Also included in interest expense for the nine months ended March 31, 2007 was approximately $292,000 in interest, which represented a negotiated 25% premium on the amount of principal of our convertible debentures that were retired early in November 2006.

For the nine months ended March 31, 2006, interest expense of approximately $4.17 million was primarily comprised of principal interest on our June 2004 convertible notes totaling approximately $861,000 and non-cash interest expense of approximately $3.25 million related to the amortization of the discounts on our June 2004 convertible notes and September 2005 convertible debentures and related deferred financing costs.

The decreases in the components of interest expense for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 are due to a reduction in the outstanding balance on our June 2004 convertible notes due to conversions into shares of our common stock, the extension of the due date on our June 2004 convertible notes in September 2005 and a reduction in the outstanding balance on our September 2005 convertible debentures due to the retirement of a significant amount of principal in November 2006 and monthly principal payments.

Due to the exchange transaction in March 2007, which resulted in a significant reduction in our outstanding debt, interest expense is expected to significantly decrease during the following quarters, unless a funding transaction of a similar nature is completed during future quarters.

Debt Conversion Expense

On March 19, 2007, we completed a transaction with certain holders of our convertible notes and debentures, who held an aggregate principal amount of $9.05 million of convertible notes, $106,250 of convertible debentures, and related warrants to purchase an aggregate of approximately 4.6 million shares of our common stock at $1.25 per share, to exchange the principal, and accrued interest of approximately $139,000, and the related warrants, for shares of our common stock. The exchange provided for the holders of the convertible notes and debentures to receive an aggregate of approximately 93 million shares of our common stock. As a result of the exchange, we recorded an aggregate charge of approximately $9.26 million for the value of the inducement offer as non-cash debt conversion expense, as required by SFAS No. 84, Induced Conversions of Convertible Debt. This amount represented the fair value of the additional consideration received by the convertible debt holders, which they were not entitled to receive under the provisions of the convertible debt, as well as the unamortized discounts associated with the convertible debt exchanged.

Other Income, net

The primary components of other income, net, are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sub-lease income on a portion of our office space in our facility in Scotland, licensing fees from certain distribution agreements, and remeasurement gains or losses on assets and liabilities denominated in currencies other than the functional currency.

Other income, net, for the three months ended March 31, 2007, totaled approximately $143,000 compared to approximately $508,000 for the three months ended March 31, 2006. This decrease is primarily attributed to a one-time gain from the settlement of legal proceedings in which we received $300,000 in the three months ended March 31, 2006.

Other income, net, for the nine months ended March 31, 2007, totaled approximately $434,000 compared to approximately $657,000 for the nine months ended March 31, 2006. This decrease is primarily attributed to a one-time gain from the settlement of legal proceedings in which we received $300,000 in the nine months ended March 31, 2006. For the nine months ended March 31, 2007 we also recognized less transaction and remeasurement losses on foreign exchange. Our foreign exchange gains and losses arise from the remeasurement of British Pound denominated accounts. We also recognized less interest income due to lower cash balances.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2007, our income tax benefits were approximately $11,000 and $33,000, respectively, which was the same as for the three and nine months ended March 31, 2006. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $380,000 as of March 31, 2007, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2006, we had net operating loss carry-forwards of approximately $91.2 million for U.S. federal income tax purposes. The expiration dates on these net operating loss carry-forwards range from 2007 through 2026. Approximately $15.5 million of this amount will expire by the year 2012. However, management is evaluating whether our recent financing transactions may constitute an ownership change, as defined by defined by Internal Revenue Code Section 382, which may cause the utilization of these net operating loss carry-forwards and tax credits to be limited. The effects of these limitations have not been calculated at this time. At June 30, 2006, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $27.3 million and $19.2 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.

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

•

Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the nine months ended March 31, 2007, we recorded inventory write-downs of approximately $1.5 million as a result of our current estimates of product demand in light of near term shelf life expirations and the timing and likelihood of the receipt of certain regulatory approvals we are seeking.

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

•

Goodwill. The goodwill reported in our June 30, 2006 balance sheet arose from the acquisition of ViraNative and the subsequent achievement of certain milestones defined in the acquisition agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management had selected April 1st as the date of our annual impairment review. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative. Viragen International’s common stock is a component of one of the models used to determine the fair value of our ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of goodwill.

•

Stock-based compensation. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and nine months ended March 31, 2007 and 2006 for stock options granted to employees and directors prior to July 1, 2005, which were not fully vested as of July 1, 2005, was immaterial to our results of operations. The amount of stock-based compensation costs included in our consolidated condensed statements of operations for the three and nine months ended March 31, 2007 and 2006 for stock options granted to employees and directors subsequent to July 1, 2005 was also immaterial to our results of operations. For stock options subject to vesting, expense is recognized on a straight-line basis over the vesting period.

Accounting for stock-based compensation requires the use of estimates when determining the fair value of the stock-based compensation for purposes of expense recognition in our consolidated statements of operations. We utilize the Black-Scholes valuation model to determine to fair value of stock options granted to employees and directors. Some of the estimates used in computing the fair value of options using the Black-Scholes valuation model include: volatility factors; risk-free interest rates; and, the expected life of the options. The selection of an estimated volatility factor and determining the expected term of the stock options can have an impact on the amount of stock-based compensation expense that will ultimately be recognized. Volatility factors used to value stock options granted in our fiscal year ending June 30, 2007 were determined using historical volatility. The expected terms of stock options granted in our fiscal year ending June 30, 2007 were determined using the midpoint between the vesting date and the end of the contractual term, rounded up to the nearest year for certain stock options.

•

Convertible debt and equity issued with stock purchase warrants. We account for the issuance of, modifications to, and settlement of our convertible debt and equity issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instrument, and other related interpretations, SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring and SFAS No. 84, Induced Conversions of Convertible Debt. The determination of the relative fair value of the components of our convertible debt and equity issued with stock purchase warrants requires the use of estimates. Changes in those estimates would result in different relative values being attributed to the components, which could result in more or less discount on the principal amount of the debt and equity and more or less related interest expense or dividends. In addition, the accounting guidance for these transactions is highly complex and evolving. Future interpretations of the existing guidance or newly issued guidance in this area could require us to change our accounting for these transactions.

•

Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured. While not material in our historical financial statements, licensing fees, which are paid to us upon execution of certain distribution agreements, are recognized ratably over the term of the respective license agreements. In the future, royalty revenue will be recognized upon the sale of the related product by the distribution partner, provided the royalty amounts are fixed or determinable and collection of the related receivable is probable. The Company has not recognized royalty revenue to date.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument — an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact, if any, the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements is not known at this time.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The weakening of the U.S. dollar against these local currencies will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2007, the U.S. dollar weakened against the British Pound by approximately 8.0% and weakened against the Swedish Krona by approximately 5.0%.

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

We have not been adversely impacted by the European Union’s adoption of the Euro currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2007.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected, thus misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$26.7 million for the nine months ended March 31, 2007;

•	$18.2 million for our fiscal year ended June 30, 2006;

•	$26.2 million for our fiscal year ended June 30, 2005; and

•	$18.2 million for our fiscal year ended June 30, 2004.

At March 31, 2007, we had cash on-hand of approximately $87,000, a working capital deficit of approximately $1.2 million, an accumulated deficit since organization of approximately $193.8 million and stockholders’ equity of approximately $3.4 million. Our operating losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for our fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We believe we have sufficient cash to support our operations, including those of our subsidiaries, through June 2007. However, we will require substantial additional capital to support our operations subsequent to June 2007. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder values.

While we complied with the American Stock Exchange’s (AMEX) continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. We raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, our stockholders’ equity has again fallen below $6 million. We have continued to communicate with the listing qualifications department at AMEX to provide them current updates relating to our compliance with AMEX’s continued listing standards. Due to the current low trading price of our common stock, AMEX may require that we reverse split our stock to maintain listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist our securities or that we will be able to submit a plan of compliance acceptable to AMEX. In the event we were to receive notice from AMEX of their intent to delist our securities, it is our intent to pursue any available appeal process that we are entitled to pursue. If AMEX delists our securities, the holder of approximately $1.1 million of our outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. In addition, if AMEX delists our securities, approximately $700,000 of unamortized discounts and deferred financing costs associated with the $1.1 million of our outstanding convertible debt, as of the filing date of this report, will be immediately recorded as interest expense.

In the event our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we are unable to identify and consummate an acceptable business combination, we may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before we seek such reorganization, we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

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

Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all. For instance, our common stock price may not permit us to conduct future financings. Additionally, pursuant to the terms of our convertible debt issued in June 2004 and September 2005, we are not permitted to incur additional indebtedness except in limited circumstances. Our ability to raise additional funds through the issuance of additional debt will be limited absent a waiver from the debt holder. There can be no assurance that the debt holder will provide a waiver, if required.

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

Based on our current operating plans, for the last quarter of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $3.0 million for operating activities, $50,000 for investing activities and $100,000 to service our current financing obligations. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

As of March 31, 2007, we did not meet the criteria for continued listing of our securities on the American Stock Exchange; and the delisting of our securities could accelerate the payment of outstanding indebtedness, could cause institutional investors to sell or refrain from purchasing our securities, make it more difficult to buy and sell our securities and otherwise adversely affect the market for our securities.

We received a deficiency letter from the American Stock Exchange, or AMEX, dated March 1, 2006, advising that, based upon its review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, we do not meet the AMEX’s combined minimum stockholders’ equity and operating losses requirements. Specifically, we are not in compliance with Section 1003(a)(i) of the AMEX Company Guide, because our stockholders’ equity was less than $2 million and we have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years. Previously, we received a deficiency letter from AMEX dated September 20, 2005, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, we are not in compliance with AMEX’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide, because our stockholders’ equity is less than $4 million and we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the AMEX Company Guide, because our stockholders’ equity is less than $6 million and we have sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan to AMEX which outlined our plans to regain compliance with AMEX’s continued listing standards. On October 25, 2005, AMEX notified us that it accepted our plan of compliance and granted us an extension of time until March 20, 2007 to regain compliance with AMEX’s continued listing standards. We were subject to periodic review by AMEX during the extension period granted by AMEX. Failure to have made progress consistent with the plan we submitted to AMEX or to regain compliance with the continued listing standards by the end of the extension period could have resulted in our securities being delisted from AMEX. We have provided quarterly updates to AMEX regarding our progress with the plan.

On March 19, 2007, we issued approximately 93 million shares of our common stock in exchange for approximately $9.3 million of our convertible notes and debentures, including accrued interest. If we had been unable to complete this exchange prior to March 20, 2007, we would not have complied with AMEX’s continued listing standards prior to the deadline imposed by AMEX. While we complied with AMEX’s continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. We raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, our stockholders’ equity has again fallen below $6 million. We have continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to our compliance with AMEX’s continued listing standards. Due to the current low trading price of our common stock, AMEX may require that we reverse split our stock to maintain listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist our securities or that we will be able to submit a plan of compliance acceptable to AMEX. In the event we were to receive notice from AMEX of their intent to delist our securities, it is our intent to pursue any available appeal process that we are entitled to pursue. If AMEX delists our securities, the holder of approximately $1.1 million of our outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. In addition, if AMEX delists our securities, approximately $700,000 of unamortized discounts and deferred financing costs associated with the $1.1 million of our outstanding convertible debt, as of the filing date of this report, will be immediately recorded as interest expense.

In the event our securities are delisted from AMEX, we would apply to have our securities listed on the over-the-counter bulletin board; however, certain institutional investors have policies against investments in bulletin board companies and other investors may refrain from purchasing our securities if they are not listed on a national securities exchange. Also, we would lose some of our existing analyst coverage and our efforts to obtain new analyst coverage would be significantly impaired. Further, our ability to sell our equity securities and debt would be significantly limited in numerous states because the exemption we utilize to sell these securities without registration under applicable state securities laws requires that our common stock be listed on a major exchange, including AMEX. If we were required to register our equity securities or debt offerings under the securities laws of various states, no assurance will be given as to whether we would be able to obtain the necessary approvals from states’ securities administrators. To the extent our securities were to be delisted from trading on AMEX, the value of our equity securities and our ability to sell equity securities and debt would be negatively impacted. The occurrence of these events could have a material adverse effect on our ability to repay our outstanding debt and other obligations and otherwise fund our operations.

The issuance of our shares upon the exercise or conversion of securities we have outstanding may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of March 31, 2007, there were 214,360,131 shares of our common stock outstanding. The issuance of our shares upon the exercise or conversion of securities we have outstanding will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

As of March 31, 2007, there were 154,150,914 shares of our common stock issuable upon exercise or conversion of the following securities. This amount of issuable shares is approximately 72% of our outstanding shares of common stock as of March 31, 2007.

Debt and equity offering warrants (exercisable at a weighted average price of $0.26 per share through October 2011)	129,480,548
June 2004 convertible notes or related warrants issuable upon redemption of the notes (convertible/exercisable at $0.10 per share through August 2008)	15,000,000
Underwriter’s purchase option to purchase 4,020,000 units at $0.29 per unit through October 2011. Each unit consists of one share of common stock and one warrant to purchase one share of common stock exercisable at $0.39 per share.	8,040,000
Officers, employees, and directors options (exercisable at a weighted average price of $1.06 per share through March 2014)	1,093,200
September 2005 convertible debentures (convertible at $0.10 per share through September 2008)	531,250
Consultant warrants (exercisable at a weighted average price of $3.05 per share through February 2009)	5,000
Series A cumulative convertible preferred stock	916

154,150,914

Item 6.	Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen, Inc.

Date: May 15, 2007	By:	/s/ Dennis W. Healey
Dennis W. Healey Executive Vice President and Principal Financial Officer

Date: May 15, 2007	By:	/s/ Nicholas M. Burke
Nicholas M. Burke Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002